Form 10-Q
period 2016-09-30
Noble Midstream Partners LP
filed 2016-11-02
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 001-37640
NOBLE MIDSTREAM PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	47-3011449
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1001 Noble Energy Way
Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)
(281) 872-3100 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒ *
* The registrant became subject to such requirements on September 20, 2016, and it has filed all reports so required since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of September 30, 2016, the registrant had 15,902,584 common units and 15,902,584 subordinated units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Midstream Services — Affiliate	$47,167	$22,670	$112,259	$51,734
Investment Income	1,070	1,060	3,509	3,418
Total Revenues	48,237	23,730	115,768	55,152
Costs and Expenses
Direct Operating	7,426	3,481	19,999	11,152
Depreciation and Amortization	2,290	1,899	6,652	4,956
General and Administrative	2,587	848	7,411	2,358
Total Operating Expenses	12,303	6,228	34,062	18,466
Operating Income	35,934	17,502	81,706	36,686
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	2,462	316	3,107	2,788
Total Other (Income) Expense	2,462	316	3,107	2,788
Income Before Income Taxes	33,472	17,186	78,599	33,898
Income Tax Provision	11,105	6,499	28,288	12,717
Net Income and Comprehensive Income	22,367	$10,687	50,311	$21,181
Less: Net Income Prior to the Offering on September 20, 2016	18,046		45,990
Net Income Subsequent to the Offering on September 20, 2016	4,321		4,321
Less: Net Income Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	1,228		1,228
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$3,093		$3,093

Net Income Subsequent to the Offering on September 20, 2016 Per Limited Partner Unit — Basic and Diluted
Common Units	$0.10		$0.10
Subordinated Units	$0.10		$0.10

Average Limited Partner Units Outstanding — Basic and Diluted
Common Units — Public	14,375		14,375
Common Units — Noble	1,528		1,528
Subordinated Units — Noble	15,903		15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$47,469	$26,612
Accounts Receivable — Affiliate	17,544	13,250
Other Current Assets	96	83
Total Current Assets	65,109	39,945
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	291,132	273,722
Less: Accumulated Depreciation and Amortization	(29,291)	(22,789)
Total Property, Plant and Equipment, Net	261,841	250,933
Investments	11,463	12,279
Deferred Charges	2,453	2,161
Total Assets	$340,866	$305,318
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$3,216	$4,735
Accounts Payable — Trade	9,403	18,356
Current Portion of Capital Lease	3,705	—
Other Current Liabilities	1,200	1,154
Total Current Liabilities	17,524	24,245
Deferred Tax Liability	—	13,140
Asset Retirement Obligations	4,987	3,612
Long-Term Portion of Capital Lease	1,226	—
Other Long-Term Liabilities	708	782
Total Liabilities	24,445	41,779
EQUITY
Parent Net Investment	—	263,539
Partners' Equity
Limited Partner
Common Units — Public (14,375 units outstanding as of September 30, 2016)	300,686	—
Common Units — Noble (1,528 units outstanding as of September 30, 2016)	(4,752)	—
Subordinated Units — Noble (15,903 units outstanding as of September 30, 2016)	(49,482)	—
Noncontrolling Interests	69,969	—
Total Equity	316,421	263,539
Total Liabilities and Equity	$340,866	$305,318

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net Income and Comprehensive Income	$50,311	$21,181
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	6,652	4,956
Current and Deferred Income Taxes	28,288	12,717
Other Adjustments for Noncash Items Included in Income	132	150
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable — Affiliate	(4,294)	(5,563)
(Decrease) Increase in Accounts Payable	(476)	25,933
Increase in Other Current Liabilities	210	888
Other Operating Assets and Liabilities, Net	(250)	742
Net Cash Provided by Operating Activities	80,573	61,004
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(23,720)	(45,684)
Additions to Investments	(147)	(2,251)
Distributions from Investments	963	848
Proceeds from Asset Sale— Affiliate	1,850	—
Net Cash Used in Investing Activities	(21,054)	(47,087)
Cash Flows From Financing Activities
Cash Distributions to Parent	(42,480)	—
Cash Contributions from Parent	1,036	5,673
Proceeds from Initial Public Offering of Common Units, Net of Offering Costs	301,461	—
Distribution to Noble Subsequent to Initial Public Offering of Common Units	(296,820)	—
Revolving Credit Facility Origination Fees and Expenses Paid	(1,859)	—
Net Cash (Used in) Provided by Financing Activities	(38,662)	5,673
Increase in Cash and Cash Equivalents	20,857	19,590
Cash and Cash Equivalents at Beginning of Period	26,612	—
Cash and Cash Equivalents at End of Period	$47,469	$19,590
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Predecessor	Partnership
	Parent Net Investment	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	Noncontrolling Interests	Total
December 31, 2014	$213,673	$—	$—	$—	$—	$213,673
Net Income	21,181	—	—	—	—	21,181
Contributions from Parent	5,823	—	—	—	—	5,823
September 30, 2015	$240,677	$—	$—	$—	$—	$240,677

December 31, 2015	$263,539	$—	$—	$—	$—	$263,539
Net Income and Comprehensive Income, January 1, 2016 to September 19, 2016	45,990	—	—	—	—	45,990
Contributions from Parent	1,155	—	—	—	—	1,155
Distributions to Parent	(42,480)	—	—	—	—	(42,480)
September 19, 2016 (Prior to Public Offering)	268,204	—	—	—	—	268,204
Elimination of Current and Deferred Tax Liability	41,428		—	—	—	41,428
Allocation of Net Investment to Unitholders	(309,632)	—	21,112	219,779	68,741	—
Net Proceeds from Initial Public Offering, Net of Offering Costs	—	299,288	—	—	—	299,288
Proceeds from Initial Public Offering Distributed to Noble	—	—	(26,013)	(270,807)	—	(296,820)
Net Income Subsequent to the Offering on September 20, 2016	—	1,398	149	1,546	1,228	4,321
September 30, 2016	$—	$300,686	$(4,752)	$(49,482)	$69,969	$316,421

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations
Organization Noble Midstream Partners LP (the Partnership, we, or us) is a growth-oriented Delaware master limited partnership formed in December 2014 by our sponsor, Noble Energy, Inc. (Noble, or Parent), to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin in Colorado and in the Delaware Basin within the Permian Basin in Texas.
On September 20, 2016, we completed our initial public offering (the Offering) of 14,375,000 common units representing limited partner interests in the Partnership (common units), which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts). The Offering was pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective on September 14, 2016. Our common units are traded on the New York Stock Exchange under the symbol NBLX.
We received gross proceeds of $323.4 million from the Offering. Net proceeds totaled $299.3 million, after deducting underwriting discounts, structuring fees and estimated offering expenses of $24.1 million, of which, $1.6 million were paid in 2015 and deferred, and $0.6 million were accrued as of September 30, 2016. We distributed $296.8 million to Noble and incurred $2.5 million of origination fees and expenses, $1.9 million of which have been paid, relating to a new Revolving Credit Facility. See Note 5. Debt.
Contributed Businesses In connection with the Offering, Noble contributed to us ownership interests in the following development companies (DevCos):

DevCo	Areas Served	NBLX Dedicated Service	Current Status of Asset	NBLX Ownership
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Operational Operational Operational	80%
San Juan River DevCo LP	East Pony IDP (DJ Basin)	Fresh Water Services	Operational	25%
Green River DevCo LP	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	Under Construction Under Construction Partially Operational	25%
Laramie River DevCo LP	Greeley Grescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Under Construction	100%
Blanco River DevCo	Delaware Basin (Permian)	Crude Oil Gathering Produced Water Services	Planning	25%
Gunnison River DevCo LP	Bronco IDP (DJ Basin)	Crude Oil Gathering Water Services	Future Development	5%
Noble also contributed to us a 3.33% ownership interest in White Cliffs Pipeline L.L.C. (the White Cliffs Interest). The White Cliffs Pipeline system consists of two 527-mile crude oil pipelines that extend from the DJ Basin to the Cushing, Oklahoma market. The White Cliffs Interest, together with the DevCos, are referred to collectively as the Contributed Businesses.
In exchange for the Contributed Businesses, Noble received:

•	a total of 1,527,584 common units, representing a 4.8% limited partner interest in the Partnership;

•	a total of 15,902,584 subordinated units, representing an approximate 50.0% limited partner interest in the Partnership;

•	Incentive Distribution Rights (IDRs) in the Partnership;

•	the right to receive a cash distribution from the Partnership; and

•	a non-economic general partnership interest in the Partnership, through the general partner, Noble Midstream GP LLC (the General Partner), which is not entitled to receive cash distributions.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Nature of Operations Through our ownership interests in the DevCos, we operate and own interests in the following assets, some of which are currently under construction:

•	crude oil and natural gas gathering systems;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems; and

•	fresh water storage and delivery.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. We have entered into multiple fee-based commercial agreements with Noble, each with an initial term of 15 years, to provide these services which are critical to Noble’s upstream operations in the DJ Basin. Our agreements include substantial acreage dedications. See Note 3. Transactions with Affiliates.
Predecessor This quarterly report on Form 10-Q includes the assets, liabilities and results of operations of the Contributed Businesses on a carve-out basis, our Predecessor for accounting purposes, for periods prior to September 20, 2016, the date on which we completed the Offering.
References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to September 20, 2016, refer to Noble’s Contributed Businesses, our Predecessor for accounting purposes. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after September 20, 2016, refer to the Partnership.

Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and partners' equity for such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
The accompanying consolidated financial statements for periods prior to September 20, 2016 represent the Contributed Businesses of certain of Noble's midstream assets as the accounting Predecessor to the Partnership, presented on a carve-out basis of Noble’s historical ownership of the Predecessor. The Predecessor financial statements have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as Parent Net Investment, in lieu of partners' equity, in the accompanying Consolidated Balance Sheet at December 31, 2015.
The Partnership has no items of other comprehensive income; therefore, its net income is identical to its comprehensive income.
Consolidation   Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as general partner. All intercompany balances and transactions have been eliminated upon consolidation. In addition, we use the cost method for our White Cliffs Interest as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs Pipeline L.L.C. as earnings to the extent there is net income, and record cash distributions in excess of our ratable share of earnings as return of investment.
Noncontrolling Interest The noncontrolling interest represents Noble's retained ownership interest in the following DevCos:

•	a 20% noncontrolling interest in Colorado River DevCo LP;

•	a 75% noncontrolling interest in Green River DevCo LP;

•	a 75% noncontrolling interest in Blanco River DevCo LP;

•	a 75% noncontrolling interest in San Juan River DevCo LP; and

•	a 95% noncontrolling interest in Gunnison River DevCo LP.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Use of Estimates   The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.
Fair Value Measurements We measure assets and liabilities requiring fair value presentation and disclose such amounts according to the quality of valuation inputs under the fair value hierarchy. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature and maturity of the instruments and use Level 1 inputs. The fair value measurements of property, plant and equipment, capital lease and asset retirement obligations are based on inputs that are not observable in the market and therefore represent Level 3 inputs.
Transactions with Affiliates Transactions between Noble, its affiliates and us have been identified in the consolidated financial statements as transactions with affiliates. See Note 3. Transactions with Affiliates.
Debt Origination Fees and Expenses Debt origination fees and expenses of $2.5 million associated with our Revolving Credit Facility are included in deferred charges and amortized on a straight line basis over the five-year term. Amortization is included in interest expense. See Note 5. Debt.
Capital Lease Obligation   We entered into a capital lease for a pond to be used in our fresh water delivery system. The amount of the capital lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments.  The amount due within one year equals the amount by which the capital lease obligation is expected to be reduced during the next 12 months. The lease has a discounted present value of future minimum lease payments of $4.9 million. See Note 8. Commitments and Contingencies.
Supplemental Cash Flow Information We accrued $2.7 million and $8.9 million related to midstream capital expenditures as of September 30, 2016 and 2015, respectively. Immediately prior to closing of the Offering, the Partnership recorded an adjustment to equity of $41.4 million for the elimination of current and deferred tax liabilities which is a significant non-cash financing activity.
Concentration of Credit Risk Excluding income from our investment in White Cliffs, 100% of our revenues are from Noble and its affiliates for all periods presented.
Income Taxes For the period subsequent to the Offering, our consolidated financial statements do not include a provision for income taxes as the Partnership is generally not subject to federal or state income tax. Each partner is separately taxed on its share of taxable income.
For periods prior to the Offering date, our consolidated financial statements include a provision for tax expense on income related to the assets that Noble contributed to the Partnership at the Offering date. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the partnership filed tax returns as a stand-alone entity.
Litigation and Other Contingencies We may become subject to legal proceedings, claims and liabilities that will arise in the ordinary course of business. We will accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 8. Commitments and Contingencies.
Recently Issued Accounting Standards In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-15 will have a material impact on our statement of cash flows and related disclosures as this update pertains to classification of items and is not a change in accounting principle.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In the normal course of business, we enter into capital and operating lease agreements to support our operations and may lease water-related, field-related and other assets. We are in the process of evaluating the impact of ASU 2016-02 on our financial statements and disclosures. We believe the adoption and implementation of ASU 2016-02 may have a material impact on our balance sheet resulting from an increase in both assets and liabilities relating to leasing activities.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 to clarify principal versus agent considerations. We are continuing to evaluate the provisions of ASU 2014-09 and have not yet determined the full impact it may have on our financial position and results of operations.
Note 3. Transactions with Affiliates
Revenues We derive substantially all of our revenues from commercial agreements with Noble. See Agreements with Noble, below.
Revenues generated from commercial agreements with Noble and its affiliates included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Midstream Services—Affiliate
Crude Oil, Natural Gas and Produced Water Gathering	$24,250	$14,032	$67,313	$34,633
Fresh Water Delivery	21,280	7,671	39,968	14,136
Crude Oil Treating	1,397	967	4,090	2,965
Other	240	—	888	—
Total Midstream Services—Affiliate	$47,167	$22,670	$112,259	$51,734

Expenses Historically, we have been operated as part of the consolidated operations of Noble, and a substantial number of our transactions are with Noble and its affiliates. Noble provides substantial labor and overhead support for us.
In January 2015, Noble began charging us a fixed fee for overhead and support services. Prior to this agreement, our Predecessor’s general and administrative expense included an allocation of charges for the management and operation of our assets by Noble for general and administrative services, such as information technology, treasury, accounting, human resources and legal services and other financial and administrative services. Following the completion of the Offering, Noble charges us a combination of direct and allocated charges for general and administrative services. See Agreements with Noble, below.
General and administrative expense included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Fixed Overhead—Affiliate	$1,712	$706	$5,272	$1,933
General and Administrative Expense—Third Party	875	142	2,139	425
Total General and Administrative Expense	$2,587	$848	$7,411	$2,358

Asset Sale — Affiliate During the first nine months of 2016, we sold certain equipment to Noble, at cost, and received proceeds of $1.9 million. No gain or loss was recognized for the transaction.
Agreements with Noble We have entered into various agreements with Noble, as summarized below:
Gathering and Fresh Water Delivery Agreements Our commercial agreements with Noble provide for fees based on the type and scope of the midstream services we provide and the midstream system we use to provide our services, as follows:

•	Crude Oil Gathering Agreement - Under the applicable crude oil gathering agreement, we receive a volumetric fee per barrel (Bbl) for the crude oil gathering services we provide.

•	Natural Gas Gathering Agreement - Under the natural gas gathering agreement, we receive a volumetric fee per million British Thermal Units (MMBtu) for the natural gas gathering services we provide.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

•
Produced Water Services Agreement - Under the applicable produced water services agreement, we receive a fee for collecting, cleaning or otherwise disposing of water produced from operating crude oil and natural gas wells in the dedication area. The fee is comprised of a volumetric component for services we provide directly and a pass through component for services we provide through contracts with third parties.

•
Fresh Water Services Agreement - Under the applicable fresh water services agreement, we receive a fee for delivering fresh water. The fee is comprised of a volumetric component for services we provide directly and a pass through component for services we provide through contracts with third parties. The cost of storing the fresh water is included in the delivery fee.

•
Crude Oil Treating Agreement - Under the crude oil treating agreement, we receive a monthly fee for the crude oil treating services we provide based on each well operated by Noble that is producing in paying quantities that is not connected to our crude oil gathering systems during such month.

Under each of these commercial agreements, the volumetric fees we charge Noble (other than pass through fees) are automatically increased each calendar year by 2.5%. In addition, we will propose a redetermination of the fees charged under our various systems on an annual basis, taking into account, among other things, expected capital expenditures necessary to provide our services under the applicable development plan. However, if we and Noble are unable to agree on a fee redetermination (other than the automatic annual adjustment), the prior fee will remain in effect, which in effect allows Noble to unilaterally exercise control over the decision of whether to change the fee.
Omnibus Agreement Our Omnibus Agreement with Noble provides for:

•
our payment of an annual general and administrative fee, initially in the amount of $6.85 million (prorated for the first year of service), for the provision of certain services by Noble and its affiliates;

•
our right of first refusal on existing Noble and future Noble acquired assets and the right to provide certain services, including the right to provide crude oil gathering, natural gas gathering and processing, and water services on certain acreage owned, or to be acquired, by Noble;

•	our right of first offer to acquire Noble’s retained interests in each of the development companies; and

•
an indemnity by Noble for certain environmental and other liabilities, and our obligation to indemnify Noble for events and conditions associated with the operations of its assets that occur after the closing of the Offering and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us.

Operational Services Agreement Our Operational Services and Secondment Agreement (Operational Services Agreement) with Noble provides for:

•
secondment by Noble of certain operational, construction, design and management employees and contractors to our general partner, us and our subsidiaries to provide management, maintenance and operational functions with respect to our assets. These functions include performing the activities and day-to-day management of the business pursuant to certain commercial agreements listed in the Operational Services Agreement, and designing, building, constructing and otherwise installing the infrastructure required by such agreements;

•
reimbursement by us to Noble of the cost of the seconded employees and contractors, including their wages and benefits, based on the percentage of the employee’s or contractor’s time spent working for us; and

•	an initial term of 15 years and automatic extensions for successive renewal terms of one year each, unless terminated by either party.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	September 30, 2016	December 31, 2015
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$200,195	$169,365
Fresh Water Delivery System (1)	56,174	44,150
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (2)	14,664	40,108
Total Property, Plant and Equipment, at Cost	291,132	273,722
Accumulated Depreciation and Amortization	(29,291)	(22,789)
Property, Plant and Equipment, Net	$261,841	$250,933

(1)	Fresh water delivery system assets at September 30, 2016 include $4.9 million related to a leased pond accounted for as a capital lease. See Note 8. Commitments and Contingencies.

(2)
Construction-in-progress at September 30, 2016 primarily includes $10.9 million in gathering system projects and $3.8 million in fresh water delivery system projects. Construction-in-progress at December 31, 2015 primarily includes $30.2 million in gathering system projects and $9.9 million in fresh water delivery projects.

Note 5. Debt
Revolving Credit Facility On September 20, 2016, we entered into a credit agreement for a $350 million revolving credit facility (the Revolving Credit Facility) with Noble Midstream Services, LLC (NMS), our wholly-owned subsidiary, as borrower. The Revolving Credit Facility has a five year maturity and includes a letter of credit sublimit of up to $100 million for issuances of letters of credit. The borrowing capacity on the Revolving Credit Facility, which may be increased by an additional $350 million subject to certain conditions, is available to fund working capital and to finance acquisitions and other capital expenditures. We incurred $2.5 million of origination fees and expenses. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2016.
All obligations of NMS, as the borrower, are guaranteed by the Partnership and all wholly-owned material subsidiaries of the Partnership. The guarantees may be released in the future upon the occurrence of certain events, including the Partnership or NMS receiving an investment grade debt rating or the Partnership maintaining a rolling four-quarter consolidated EBITDA, as defined in the credit agreement, in excess of $250 million.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either:

•
in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the greater of the federal funds rate or the overnight bank funding rate, plus 0.5% and (3) the LIBOR for an interest period of one month plus 1.00%; or

•	in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period.
The unused portion of the Revolving Credit Facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the Revolving Credit Facility. Until such time, we or NMS obtain a credit rating from either Moody’s or Standard & Poor’s Financial Services, the commitment fee and the interest-rate margins will be based on a leverage based pricing grid, the consolidated leverage ratio being consolidated funded debt to consolidated EBITDA (as described in the Revolving Credit Facility) for the prior four fiscal quarters. After we obtain a credit rating, the pricing levels will be based on a ratings based pricing grid (as described in the Revolving Credit Facility).
The Revolving Credit Facility contains customary affirmative and negative covenants and events of default relating to NMS, the Partnership and their respective subsidiaries, including, among other things, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets, transactions with affiliates, merging or consolidating with another company and the making of restricted payments.
The Revolving Credit Facility also contains specific provisions limiting us from engaging in certain business activities and events of default relating to certain changes in control, including Noble ceasing to own and control 51% of the voting interests of the General Partner.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Dividends and distributions are permitted so long as:

•	no event of default exists on the date of the declaration of such dividend or distribution or would result from such declaration;

•	we are in pro-forma compliance with the consolidated leverage ratio (as described below) under the Revolving Credit Facility on the date of such declaration; and

•	such dividend or distribution is made within 60 days of such declaration.
In addition, the Revolving Credit Facility requires us to comply with the following financial covenants as of the end of each fiscal quarter:

•
a consolidated leverage ratio prior to the date that consolidated EBITDA for four fiscal quarters is less than $135 million, of less than or equal to 4.00 to 1.00 (except following certain acquisitions the consolidated leverage ratio shall be less than or equal to 4.50 to 1.00);

•
a consolidated leverage ratio on or after the date that consolidated EBITDA for four fiscal quarters exceeds $135 million, of less than or equal to 5.00 to 1.00 (except following certain acquisitions the consolidated leverage ratio shall be less than or equal to 5.50 to 1.00); and

•	a consolidated interest coverage ratio of not less than 3.00 to 1.00.
Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

Note 6. Asset Retirement Obligations
Asset retirement obligations (ARO) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in ARO are as follows:

(in thousands)	Nine Months Ended September 30,
	2016	2015
Asset Retirement Obligations, Beginning Balance	$3,612	$2,839
Liabilities Incurred	—	598
Revision of Estimate	1,224	—
Accretion Expense (1)	151	133
Asset Retirement Obligations, Ending Balance	$4,987	$3,570

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Revisions in 2016 were primarily due to changes in estimated costs for future abandonment activities of our gathering systems in the Wells Ranch and East Pony IDPs.
Liabilities incurred in 2015 were primarily due to our centralized gathering facility (CGF) in the Wells Ranch IDP.

Note 7. Segments
Our operations are located in the U.S. and are organized into the following reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering as well as crude oil treating), Fresh Water Delivery, and Investments in White Cliffs and Other. Our reportable segments comprise the structure used to make key operating decisions and assess performance.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems	Fresh Water Delivery	Investments in White Cliffs and Other	Consolidated
Three Months Ended September 30, 2016
Midstream Services—Affiliate	$25,887	$21,280	$—	$47,167
Investment Income	—	—	1,070	1,070
Total Revenues	25,887	21,280	1,070	48,237
Income (Loss) Before Income Taxes (1)	19,280	18,186	(3,994)	33,472
Three Months Ended September 30, 2015
Midstream Services—Affiliate	$14,999	$7,671	$—	$22,670
Investment Income	—	—	1,060	1,060
Total Revenues	14,999	7,671	1,060	23,730
Income (Loss) before Income Taxes	10,933	6,490	(237)	17,186
Nine Months Ended September 30, 2016
Midstream Services—Affiliate	$72,291	$39,968	$—	$112,259
Investment Income	—	—	3,509	3,509
Total Revenues	72,291	39,968	3,509	115,768
Income (Loss) Before Income Taxes (1)	56,390	29,272	(7,063)	78,599
Nine Months Ended September 30, 2015
Midstream Services—Affiliate	$37,598	$14,136	$—	$51,734
Investment Income	—	—	3,418	3,418
Total Revenues	37,598	14,136	3,418	55,152
Income (Loss) Before Income Taxes	25,284	10,730	(2,116)	33,898
September 30, 2016
Total Assets	$208,028	$53,813	$79,025	$340,866
December 31, 2015
Total Assets	$201,744	$49,189	$54,385	$305,318
(1) For the period subsequent to the Offering, our consolidated financial statements do not include a provision for income taxes, as we are treated as a partnership for federal and state income tax purposes. Each partner is separately taxed on its share of taxable income.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
Legal Proceedings  We may become involved in various legal proceedings in the ordinary course of business. These proceedings would be subject to the uncertainties inherent in any litigation, and we will regularly assesses the need for accounting recognition or disclosure of these contingencies. We would expect to defend ourselves vigorously in all such matters.
For periods prior to the Offering, we were part of Noble’s integrated business. In the ordinary course of business, Noble is from time to time party to various judicial and administrative proceedings. As of September 30, 2016 and December 31, 2015, Noble did not have accrued liabilities for any legal contingencies related to us.
Based on currently available information, we believe it is unlikely that the outcome of known matters would have a material adverse impact on our combined financial condition, results of operations or cash flows.
Omnibus Agreement Our Omnibus Agreement with Noble contractually requires us to pay a fixed annual fee of $6.85 million (prorated for the first year of service) to Noble for certain administrative and operational support services being provided to us. The Omnibus Agreement generally remains in full force and effect so long as Noble controls our General Partner. See Note 3. Transactions with Affiliates.
Capital Lease During third quarter 2016, we leased a pond for use in our fresh water delivery system. We are accounting for the lease as a capital lease. The discounted present value of future minimum lease payments totals $4.9 million. Future minimum capital lease payments as of September 30, 2016 are as follows:

(in thousands)	Future Minimum Capital Lease Payments
2017	$4,911
2018	20
Total	$4,931

Note 9. Unit-Based Compensation
In connection with the Offering, the Board of Directors of our general partner adopted the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP). The LTIP provides for the grant, from time to time at the discretion of the Board of Directors, of unit awards, restricted units, phantom units (the nomenclature used in accounting literature), unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders.
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards. As of September 30, 2016, no awards had been granted under the LTIP.
Effective October 28, 2016, we granted restricted common units with a fair value of $120,000 to each of our two outside directors. The restricted units will vest one year from the effective date. Cash distributions on the restricted common units will accumulate and be paid upon vesting.

Note 10. Partnership Equity and Distributions
Minimum Quarterly Distribution Our partnership agreement requires that we distribute all of our available cash quarterly. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.375 per unit for each whole quarter, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner.
Our distribution for the period ending December 31, 2016 will be adjusted by an amount that covers the period from the closing of the Offering through December 31, 2016, based on the actual number of days in that period.
Subordinated Units Noble owns all of our subordinated units. Our partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. No arrearages will accrue or be payable on the subordinated units.
When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.
The subordination period will end on September 30, 2019 after each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $1.50 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus generated during each of the three consecutive, nonoverlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.50 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.
Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending September 30, 2017, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $2.25 (150% of the annualized minimum quarterly distribution), for the four-quarter period immediately preceding that date;

•
the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $2.25 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.
Incentive Distribution Rights (IDRs) Noble currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus in excess of $0.4313 per unit per quarter. The maximum distribution of 50% does not include any distributions that Noble may receive on common units or subordinated units that it owns.
Percentage Allocations of Available Cash from Operating Surplus For any quarter in which the Partnership has distributed cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum distribution, then the Partnership will distribute any additional available cash from operating surplus for that quarter among the unitholders and the incentive distribution rights holders in the following manner:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Minimum Quarterly Distribution	$0.375	100%	—%
First Target Distribution	above $0.3750 up to $0.4313	100%	—%
Second Target Distribution	above $0.4313 up to $0.4688	85%	15%
Third Target Distribution	above $0.4688 up to $0.5625	75%	25%
Thereafter	above $0.5625	50%	50%

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 11. Net Income Per Limited Partner Unit
Net income per unit applicable to common and subordinated unitholders is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the Offering by the weighted-average number of common units and subordinated units outstanding for the period. The common and subordinated unitholders represent an aggregate 100% limited partner interest in us. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, and subordinated units. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the periods presented.
Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain target levels, Noble is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to Noble than to the holders of common units and subordinated units.
Our calculation of net income per common and subordinated units is as follows:

(in thousands except per unit amounts)	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	Total
Period Subsequent to the Offering on September 20, 2016 to September 30, 2016
Distribution Declared (1)	$—	$—	$—	$—
Income in Excess of Distribution	1,398	149	1,546	3,093
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$1,398	$149	$1,546	$3,093

Weighted Average Units Outstanding:
Basic and Diluted	14,375	1,528	15,903	31,806

Net Income Subsequent to the Offering on September 20, 2016 Per Limited Partner Unit:
Basic and Diluted	$0.10	$0.10	$0.10	$0.10

(1)
No distribution was declared for the 10-day period ended September 30, 2016. The distribution for the quarter ending December 31, 2016 will be adjusted by an amount that covers the period beginning on the closing of the Offering on September 20, 2016 through December 31, 2016, based on the number of days in that period.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 12. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income. Information regarding our income tax provision below pertains to the period prior to the Offering on September 20, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Current	$6,082	$(162)	$15,450	$—
Deferred	5,023	6,661	12,838	12,717
Total Income Tax Provision	$11,105	$6,499	$28,288	$12,717
Effective Tax Rate	38.1%	37.8%	38.1%	37.5%
The increase in income tax expense for the three and nine months ended September 30, 2016 as compared with the three and nine months ended September 30, 2015 was primarily due to an increase in income before income taxes earned prior to the Offering date which is subject to federal and state income tax. The increase in income tax expense was partially offset by the impact of the Partnership's non-taxable status for the period beginning on the Offering date and ending on September 30, 2016.
Our effective tax rate for the three and nine months ended September 30, 2016 varied as compared with the three and nine months ended September 30, 2015 primarily due to the Partnership's U.S. federal income tax status as a non-taxable entity for the period subsequent to the Offering date. See Note 2. Basis of Presentation above for discussion of elimination of net deferred tax liabilities prior to the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a narrative about our business from the perspective of our management. Our MD&A is presented in the following major sections:

•	Executive Overview;

•	Results of Operations; and

•	Liquidity and Capital Resources.

Predecessor This quarterly report on Form 10-Q includes the assets, liabilities and results of operations of the Contributed Businesses on a carve-out basis (our Predecessor for accounting purposes) for periods prior to September 20, 2016, the date on which we completed the Offering. Our future results of operations may not be comparable to our Predecessor’s historical results of operations.
Unless otherwise stated or the context otherwise indicates, references in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to September 20, 2016, refer to Noble’s Contributed Businesses, our Predecessor for accounting purposes. All references to “Noble Midstream Partners,” “the Partnership,” “us,” “our,” “we” or similar expressions, when referring to periods after September 20, 2016, refer to Noble Midstream Partners LP, including its consolidated subsidiaries. References to Noble may refer to Noble and/or its subsidiaries, depending on the context.
Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “Disclosure Regarding Forward-Looking Statements.”
EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership recently formed by our sponsor, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services for Noble through long-term, fixed-fee contracts. Our operating assets are currently focused in the DJ Basin in Colorado, one of the premier liquid hydrocarbon basins in the U.S. Noble intends for us to become its primary vehicle for domestic midstream operations in the onshore U.S. outside of the Marcellus Shale in the northeastern U.S. We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
On September 20, 2016, we completed our initial public offering (the Offering) of 14,375,000 common units representing limited partner interests in us, which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts).
The following discussion highlights significant operating and financial results for third quarter 2016.
Third Quarter 2016 Significant Operating Highlights Included:

•	average crude oil gathering volumes of 44.8 MBbl/d;

•	average natural gas gathering volumes of 141.6 BBtu/d;

•	average produced water gathered volumes of 11.6 MBbl/d; and

•	average fresh water delivered volumes of 136.0 MBbl/d.
Third Quarter 2016 Significant Financial Highlights Included:

•	gross proceeds of $323.4 million and net proceeds of $299.3 million from the issuance of common units in the Offering;

•	distribution of $296.8 million to Noble;

•	entry into $350 million, five-year Revolving Credit Facility;

•	net income of $22.4 million, of which $4.3 million is attributable to the period after the Offering;

•	net cash provided by operating activities of $80.6 million;

•	capital expenditures of $8.0 million;

•	EBITDA (non-GAAP financial measure) of $38.2 million, of which $4.6 million is attributable to the period after the Offering; and

•	distributable cash flow (non-GAAP financial measure) of $3.1 million.
For additional information regarding our Non-GAAP financial measures, please see EBITDA, Distributable Cash Flow and Reconciliation of Non-GAAP Financial Measures, below.
Midstream Services—Affiliate Revenues and Throughput Volumes
Revenues and throughput volumes related to Midstream Services—Affiliate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Colorado River DevCo (1)
Crude Oil Gathering Volumes (Bbl/d)	44,830	37,241	45,226	29,316
Natural Gas Gathering Volumes (MMBtu/d)	141,624	70,976	127,579	80,475
Produced Water Gathering Volumes (Bbl/d)	11,555	5,591	10,448	4,002
Fresh Water Delivery Volumes (Bbl/d)	113,466	47,746	60,316	21,616
Revenues: Midstream Services—Affiliate (in thousands)	$41,899	$19,049	$95,658	$41,542

San Juan River DevCo (1)
Fresh Water Delivery Volumes (Bbl/d)	19,211	23,955	13,647	21,470
Revenues: Midstream Services—Affiliate (in thousands)	$3,006	$2,654	$6,801	$7,227

Green River DevCo (1)
Fresh Water Delivery Volumes (Bbl/d)	3,348	—	10,016	—
Revenues: Midstream Services—Affiliate (in thousands)	$625	$—	$4,822	$—

Total Gathering Systems
Crude Oil Gathering Volumes (Bbl/d)	44,830	37,241	45,226	29,316
Natural Gas Gathering Volumes (MMBtu/d)	141,624	70,976	127,579	80,475
Produced Water Gathering Volumes (Bbl/d)	11,555	5,591	10,448	4,002
Revenues Midstream Services—Affiliate (in thousands)	$24,250	$14,032	$67,313	$34,633

Total Fresh Water Delivery
Fresh Water Services Volumes (Bbl/d)	136,025	71,701	83,979	43,086
Revenues: Midstream Services—Affiliate (in thousands)	$21,280	$7,671	$39,968	$14,136

(1)	See Item 1. Financial Statements. Note 1. Organization and Nature of Operations for DevCo ownership interests.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes;

•	EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure);

•	capital expenditures; and

•	operating costs and expenses.
Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services and the number of wells for which our crude oil treating facilities are available. These volumes are affected primarily by the level of drilling and completion activity in which Noble engages in our areas of operations, and by changes in the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets.
Noble’s willingness to engage in drilling and completion activity is determined by a number of factors, the most important of which are the prevailing and projected prices of crude oil and natural gas, the cost to drill and operate a well, expected well performance, the availability and cost of capital, and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity. See Statements of Operations Analysis — Revenues and Throughput Volumes, below.
Noble has dedicated acreage to us based on the services we provide. Our commercial agreements with Noble provide that, in addition to our existing dedicated acreage, any future acreage that is acquired by Noble in the IDP areas, and that is not subject to a pre-existing third-party commitment, will be included in the dedication to us for midstream services, including gathering and treating. See Item 1. Financial Statements. Note 3. Transactions with Affiliates.
EBITDA (Non-GAAP Financial Measure)
EBITDA should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our EBITDA may not be comparable to similar measures of other companies in our industry.
For a reconciliation of EBITDA to its most comparable measures calculated and presented in accordance with GAAP, see Reconciliation of Non-GAAP Financial Measures, below.
We define EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization. EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared with those of other companies in the midstream energy industry, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to make distributions to our partners;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities.
Distributable Cash Flow (Non-GAAP Financial Measure)
Distributable cash flow should not be considered an alternative to net income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Distributable cash flow excludes some, but not all, items that affect net income or net cash provided by operating activities, and these measures may vary from those of other companies. As a result, our distributable cash flow may not be comparable to similar measures of other companies in our industry

For a a reconciliation of distributable cash flow to its most comparable measures calculated and presented in accordance with GAAP, see Reconciliation of Non-GAAP Financial Measures, below.
We use distributable cash flow, which we define as EBITDA less net cash interest paid and estimated maintenance capital expenditures, to analyze our performance. Distributable cash flow does not reflect changes in working capital balances.
We believe that the presentation of distributable cash flow provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities.
Capital Expenditures and Planned Capital Expenditures
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Based on the nature of the expenditure, we categorize our capital expenditures as either:

•
Maintenance Capital Expenditures, which are additions to property, plant and equipment made to maintain, over the long term, our production and/or operating income. We use an estimate of maintenance capital expenditures to determine our operating surplus, for purposes of determining cash available for distributions; or

•
Expansion Capital Expenditures, which are additions to property, plant and equipment made to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

Planned Capital Expenditures
Our planned expansion capital expenditures, driven primarily by Noble’s planned well completions and production growth on our dedicated acreage, will consist primarily of well connections and gathering line additions. We expect to fund at least a portion of future expansion capital expenditures with borrowings under our new Revolving Credit Facility. We expect our maintenance capital expenditures to be funded primarily from cash flows from operations. See also Liquidity and Capital Resources, below.
Operating Expenses
Direct Operating Expense
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly associated with operating our assets. Direct labor costs, ad valorem taxes, repair and non-capitalized maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. Many of these expenses remain relatively stable across broad ranges of throughput volumes, but a portion of these expenses can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We also seek to manage operating expenditures on our midstream systems by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow. See Statements of Operations Analysis – Costs and Expenses, below.
General and Administrative Expense
Following the completion of the Offering, Noble began charging us a combination of direct and allocated charges for general and administrative services. Direct charges include a fixed fee under our Omnibus Agreement and compensation of our executives under our secondment agreement based on the percentage of time spent working on us. Between January 2015 and the Offering date, Noble charged us a fixed fee for overhead and support services.
We also anticipate incurring incremental general and administrative expenses attributable to being a publicly traded partnership, including expenses associated with: annual, quarterly and current reporting with the SEC; tax return and Schedule K-1 preparation and distribution; Sarbanes-Oxley compliance; NYSE listing; independent auditor fees; legal fees; investor relations expenses; transfer agent and registrar fees; incremental salary and benefits costs of seconded employees; outside director fees; and insurance expenses for covering our directors and officers. Our future general and administrative expense will also include compensation expense associated with the Noble Midstream Partners LP 2016 Long-Term Incentive Plan. See Statements of Operations Analysis – Costs and Expenses, below.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2016	2015	2016	2015
Revenues
Midstream Services — Affiliate	$47,167	$22,670	$112,259	$51,734
Investment Income	1,070	1,060	3,509	3,418
Total Revenues	48,237	23,730	115,768	55,152
Costs and Expenses
Direct Operating	7,426	3,481	19,999	11,152
Depreciation and Amortization	2,290	1,899	6,652	4,956
General and Administrative	2,587	848	7,411	2,358
Total Operating Expenses	12,303	6,228	34,062	18,466
Operating Income	35,934	17,502	81,706	36,686
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	2,462	316	3,107	2,788
Total Other (Income) Expense	2,462	316	3,107	2,788
Income Before Income Taxes	33,472	17,186	78,599	33,898
Income Tax Provision	11,105	6,499	28,288	12,717
Net Income and Comprehensive Income	22,367	$10,687	50,311	$21,181
Less: Net Income Prior to the Offering on September 20, 2016	18,046		45,990
Net Income Subsequent to the Offering on September 20, 2016	4,321		4,321
Less: Net Income Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	1,228		1,228
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$3,093		$3,093

EBITDA Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$3,285		$3,285

Distributable Cash Flow of Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$3,080		$3,080

Throughput Volumes
Throughput volumes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Crude Oil Gathering Volumes (Bbl/d)	44,830	37,241	45,226	29,316
Natural Gas Gathering Volumes (MMBtu/d)	141,624	70,976	127,579	80,475
Produced Water Gathering Volumes (Bbl/d)	11,555	5,591	10,448	4,002
Fresh Water Services Volumes (Bbl/d)	136,025	71,701	83,979	43,086

Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income to EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2016	2015	2016	2015
Reconciliation from Net Income
Net Income and Comprehensive Income	$22,367	$10,687	$50,311	$21,181
Add:
Depreciation and Amortization	2,290	1,899	6,652	4,956
Interest Expense, Net of Amount Capitalized	2,462	316	3,107	2,788
Income Tax Provision	11,105	6,499	28,288	12,717
EBITDA	38,224	$19,401	88,358	$41,642
Less:
EBITDA Prior to the Offering on September 20, 2016	33,646		83,780
EBITDA Subsequent to the Offering on September 20, 2016	4,578		4,578
EBITDA Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	1,293		1,293
EBITDA Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	3,285		3,285
Less:
Maintenance Capital Expenditures	205		205
Distributable Cash Flow of Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$3,080		$3,080

Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2016	2015	2016	2015
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$33,564	$11,345	$80,573	$61,004
Add:
Interest Expense, Net of Amount Capitalized	2,462	316	3,107	2,788
Changes in Operating Assets and Liabilities	11,617	7,935	4,810	(22,000)
Change in Income Tax Payable	(9,367)	(162)	—	—
Stock Based Compensation and Other	(52)	(33)	(132)	(150)
EBITDA	38,224	$19,401	88,358	$41,642
Less:
EBITDA Prior to the Offering on September 20, 2016	33,646		83,780
EBITDA Subsequent to the Offering on September 20, 2016	4,578		4,578
EBITDA Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	1,293		1,293
EBITDA Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	3,285		3,285
Less:
Maintenance Capital Expenditures	205		205
Distributable Cash Flow of Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$3,080		$3,080

Statements of Operations Analysis

			Increase from Prior Year
(in thousands)	2016	2015
Three Months Ended September 30,
Midstream Services — Affiliate	$47,167	$22,670	108%
Investment Income	1,070	1,060	1%
Total	$48,237	$23,730	103%

Nine Months Ended September 30,
Midstream Services — Affiliate	$112,259	$51,734	117%
Investment Income	3,509	3,418	3%
Total	$115,768	$55,152	110%
Revenues and Throughput Volumes We derive substantially all of our revenues from Noble. Revenues from midstream services increased by $24.5 million for third quarter 2016 as compared with third quarter 2015 due to the following:

•
an increase of $7.4 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the Wells Ranch IDP due to fresh water volumes required per well for higher intensity completions and the initiation of fresh water delivery services to the Mustang IDP during first quarter 2016;

•
an increase of $5.1 million in natural gas gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP natural gas gathering systems resulting from expansion and gathering system growth as well as an increased natural gas gathering rate;

•	an increase of $4.7 million in fresh water delivery revenues driven by an increased fresh water delivery rate;

•
an increase of $3.5 million in water logistic services, including water transfer and disposal services, and electricity pass-through revenues driven by the commencement of both services during fourth quarter 2015;

•
an increase of $3.5 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP crude oil gathering systems resulting from expansion and gathering system growth as well as an increased crude oil gathering rate;

•	an increase of $2.9 million in produced water gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP resulting from expansion and gathering system growth;

•	an increase of $0.4 million in crude oil treating revenues driven by an increased rate;
partially offset by:

•	a decrease of $1.6 million in produced water gathering services due to a decreased gathering rate in the Wells Ranch IDP;

•	a decrease of $0.9 million in crude oil gathering services revenues due to decreased volumes in our East Pony IDP gathering system due to the timing of upstream activity by Noble; and

•	a decrease of $0.5 million in fresh water delivery revenues related to the East Pony IDP due to the timing of well completion activity by Noble.
Revenues increased by $60.5 million for the first nine months of 2016 as compared with the first nine months of 2015 due to the following:

•
an increase of $16.5 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the Wells Ranch IDP due to fresh water volumes required per well for for higher intensity completions and the initiation of fresh water delivery services to the Mustang IDP during first quarter 2016;

•
an increase of $14.0 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP and East Pony IDP crude oil gathering systems resulting from expansion and gathering system growth as well as an increased crude oil gathering rate;

•
an increase of $11.3 million in natural gas gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP natural gas gathering systems resulting from expansion and gathering system growth as well as an increased natural gas gathering rate;

•	an increase of $9.2 million in produced water gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP resulting from expansion and gathering system growth;

•
an increase of $8.9 million related to water logistic services, including water transfer and disposal services, and electricity pass-through revenues driven by the commencement of both services during fourth quarter 2015;

•	an increase of $6.9 million in fresh water delivery revenues driven by an increased fresh water delivery rate;

•	an increase of $1.1 million in crude oil treating revenues driven by an increased rate;
partially offset by:

•	a decrease of $4.8 million in produced water gathering services due to a decreased gathering rate in the Wells Ranch IDP; and

•	a decrease of $2.6 million in fresh water delivery to the East Pony IDP due to timing of well completion activity by Noble.
Investment Income Investment income increased for the third quarter and first nine months of 2016 as compared with 2015 due to higher cash distributions from our White Cliffs Interest. Our White Cliffs Interest is accounted for under the cost method of investment, under which we recognize revenue to the extent we receive cash distributions up to our pro-rata share of net income for the period.
Costs and Expenses Costs and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Costs and Expenses
Direct Operating	$7,426	$3,481	$19,999	$11,152
Depreciation, Depletion and Amortization	2,290	1,899	6,652	4,956
General and Administrative	2,587	848	7,411	2,358
Total Operating Expenses	$12,303	$6,228	$34,062	$18,466
Direct Operating Expenses Direct operating expenses increased $3.9 million for third quarter 2016 as compared with 2015 due to:

•
an increase of $2.4 million in water delivery and logistics expense driven by increased fresh water volumes required per well for higher intensity completions and an expanded scope of services delivered; and

•
an increase of $1.5 million in gathering expense driven by increased gathered volumes resulting from incremental expenses associated with increased gathered volumes and general repairs and maintenance of our gathering systems and facilities.

Direct operating expenses increased $8.8 million for the first nine months of 2016 as compared with 2015 due to:

•
an increase of $8.7 million in water delivery and logistics expense driven by increased fresh water volumes required per well for higher intensity completions and an expanded scope of services delivered; and

•
an increase of $1.1 million in gathering expense driven by increased gathered volumes resulting from incremental expenses associated with increased gathered volumes and general repairs and maintenance of our gathering systems and facilities;

partially offset by:

•	a decrease of $1.0 million in crude oil treating expense due to a decrease in barrels treated in our crude oil treating facilities.
Depreciation and Amortization Depreciation and amortization expense increased $0.4 million for third quarter 2016 as compared with 2015, and increased $1.7 million for the first nine months of 2016 as compared with 2015. The increases are primarily related to assets placed in service due to the expansion of the Wells Ranch CGF, commissioning of the East Pony crude oil gathering system and expansion of the Wells Ranch gathering system at the end of the third quarter 2015 and throughout the first nine months of 2016.
General and Administrative Expense General and administrative expense increased $1.7 million for third quarter 2016 as compared with 2015, and increased $5.1 million for the first nine months of 2016 as compared with 2015. The increase is due primarily to the new Omnibus Agreement with Noble that provides for our payment of an annual general and administrative fee, initially in the amount of $6.85 million (prorated for the first year of service), for the provision of certain services by Noble and its affiliates. See Item 1. Financial Statements. Note 3. Transactions with Affiliates.
Other (Income) Expense
Interest Expense Historically, Noble allocated interest expense to our Predecessor for financing its operations. Interest expense increased $2.1 million for third quarter 2016 as compared with 2015, and increased $0.3 million for the first nine months of 2016 as compared with 2015. The increases are due to increased allocations of expense from Noble to our Predecessor. The increased allocations are due to the fact that our Predecessor's capital expenditures as a percent of Noble capital expenditures increased during third quarter 2016 as compared to third quarter 2015.
Interest expense for third quarter 2016 also includes the non-cash amortization of origination fees and commitment fees on the undrawn portion of our new Revolving Credit Facility. No amounts have been drawn on the Revolving Credit Facility as of September 30, 2016.
Income Tax Provision
See Item 1. Financial Information. Note 12. Income Taxes for a discussion of the change in our effective tax rate for third quarter and the first nine months of 2016 as compared with the same periods in 2015.

LIQUIDITY AND CAPITAL RESOURCES
Initial Public Offering
On September 20, 2016, we completed our initial public offering of 14,375,000 common units representing limited partner interests in the Partnership, which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts). Our common units are traded on the New York Stock Exchange under the symbol NBLX.
We received gross proceeds of $323.4 million from the Offering. Net proceeds totaled $299.3 million, after deducting the underwriting discounts, structuring fees and estimated offering expenses of $24.1 million, of which, $1.6 million were paid in 2015 and deferred, and $0.6 million were accrued as of September 30, 2016. We distributed $296.8 million to Noble and incurred $2.5 million of origination fees and expenses, $1.9 million of which have been paid, relating to our new Revolving Credit Facility. See Note 5. Debt.
Liquidity and Financing Arrangements
Historically, our sources of liquidity were cash flows from operations, primarily based on commercial agreements with Noble and funding from Noble.
We do not have any commitment from Noble or our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our Revolving Credit Facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures.
Cash Flows
Net cash provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Total Cash Provided By (Used in)
Operating Activities	$80,573	$61,004
Investing Activities	(21,054)	(47,087)
Financing Activities	(38,662)	5,673
Increase in Cash and Cash Equivalents	$20,857	$19,590
Net cash provided by operating activities increased by $19.6 million for the first nine months of 2016 compared to the same period in 2015 primarily due to:

•	an increase of $29.1 million in net income driven by increased revenues;

•	an increase of $15.6 million in deferred income taxes driven by increased income before income taxes;

partially offset by:

•	a decrease of $26.4 million due to accounts payable activity;

Cash used in investing activities decreased by $26.0 million for the first nine months of 2016 compared to the same period in 2015. Additions to property, plant and equipment were higher in 2015 primarily due to construction of East Pony crude oil gathering infrastructure and expansion of the Wells Ranch CGF, which were placed into service at the end of the first quarter of 2015.
During the first nine months of 2016, our financing activities include cash distributions to our Parent ($42.5 million), cash contributions from our Parent ($1.0 million), proceeds from the Offering of common units ($301.5 million), distributions to Noble subsequent to the Offering ($296.8 million), and the payment of origination fees and expenses relating to our new Revolving Credit Facility ($1.9 million). In comparison, during the first nine months of 2015, our sole financing activity was a cash contribution from our Parent ($5.7 million).
Revolving Credit Facility
On September 20, 2016, we entered into a credit agreement for a $350 million Revolving Credit Facility. The Revolving Credit Facility has a five year maturity and includes a letter of credit sublimit of up to $100 million for issuances of letters of credit. The borrowing capacity on the Revolving Credit Facility may be increased by an additional $350 million subject to certain conditions including compliance with the covenants contained in the credit agreement and requisite commitments from existing or new lenders. The Revolving Credit Facility is available to fund working capital and to finance acquisitions and expansion capital expenditures. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2016. See Item 1. Financial Statements. Note 5. Debt.
Capital Leases
We may also enter into capital lease arrangements for property or equipment to be used in our business. During third quarter 2016, we entered into a capital lease for a pond to be used in our fresh water delivery system. See Item 1. Financial Statements. Note 8. Commitments and Contingencies.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Contractual Obligations
During second quarter 2016, we made an ARO liability revision of $1.2 million due to changes in estimated costs for future abandonment activities of our gathering systems in the Wells Ranch and East Pony IDPs. See Item 1. Financial Statements. Note 6. Asset Retirement Obligations.
During third quarter 2016, we entered into a capital lease for a pond to be used in our fresh water delivery system. The discounted present value of future minimum lease payments totals $4.9 million. See Item 1. Financial Statements. Note 8. Commitments and Contingencies.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Gathering System Expenditures	$7,520	$10,101	$12,488	$36,604
Fresh Water Delivery System Expenditures	461	3,573	616	12,559
Total Capital Expenditures	$7,981	$13,674	$13,104	$49,163

Investment in White Cliffs Interest	$—	$767	$147	$2,251
For the nine months ended September 30, 2016, gathering asset expenditures were primarily associated with the construction of the Greeley Crescent, Mustang, and Permian gathering systems, as well as expansion of the Wells Ranch gathering system.

For the nine months ended September 30, 2015, gathering asset expenditures were primarily associated with the construction of the East Pony crude oil gathering system and expansion of the Wells Ranch CGF. Fresh water delivery system expenditures were primarily related to the construction of the Mustang fresh water delivery system and expansion of the Wells Ranch fresh water delivery system.
The investment in White Cliffs interest was related to the funding of an expansion of the pipeline’s crude oil capacity to approximately 215,000 Bbl/d. The expansion was completed during second quarter 2016.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.375 per unit for each whole quarter, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner.
Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on or about the first day of each such month in which such distributions are made. Our distribution for the period ending December 31, 2016 will be adjusted by an amount that covers the period from the closing of the Offering on September 20, 2016 through December 31, 2016 based on the actual number of days in that period.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $11.9 million per quarter, or $47.7 million million per year, based on the number of common and subordinated units outstanding as of September 30, 2016.
Other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions in this or any other amount, and the Board of Directors of our general partner has considerable discretion to determine the amount of our available cash each quarter. In addition, the Board of Directors of our general partner may change our cash distribution policy at any time, subject to the requirement in our partnership agreement to distribute all of our available cash quarterly.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We currently generate substantially all of our revenues pursuant to fee-based commercial agreements with Noble under which we are paid based on the volumes of crude oil, natural gas and produced water that we gather and handle and fresh water services we provide, rather than the underlying value of the commodity.
We have indirect exposure to commodity price risk in that persistent low commodity prices may cause Noble or other potential customers to delay drilling or shut in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If Noble delays drilling or completion activity, or temporarily shuts in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our commercial agreements with Noble do not contain minimum volume commitments. Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon and water throughput volumes on our midstream systems, which depends on Noble’s levels of drilling and completion activity on our dedicated acreage.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and NGL prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
On September 20, 2016, we entered into a credit agreement for a Revolving Credit Facility. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2016. However, if we assume an average debt level of $20 million, comprised of funds drawn on the Revolving Credit Facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $0.2 million. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
Seasonality
Demand for crude oil and natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain crude oil and natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for crude oil and natural gas during the summer and winter months and decrease demand for crude oil and natural gas during the spring and fall months. With respect to our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or construction projects, which may impact the rate of our growth. In addition, severe winter weather may also impact or slow the ability of Noble to execute its drilling and development plans.
Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs. All statements in this Form 10-Q about our forecast of distributable cash flow and any forecasted results for the year ending December 31, 2016 constitute forward-looking statements.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Noble’s ability to meet its drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil and natural gas gathering and processing services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by Noble under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this Form 10-Q.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Risk Factors, included in our prospectus filed with the SEC on September 15, 2016 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the Prospectus), and in this quarterly report on Form 10-Q, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.
You should consider carefully the statements under the section entitled Risk Factors included in our Prospectus and in this quarterly report on Form 10-Q, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Our Prospectus is available on our website at www.nblmidstream.com.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure controls and procedures by our principal executive officer and our principal financial officer, as of the end of the period covered by this quarterly report, each of them has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), are effective.
Management's Assessment of Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. Pursuant to the recently enacted Jumpstart Our Business Startups Act of 2012 (the JOBS Act), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings
Information regarding legal proceedings is set forth in Part I. Financial Information, Item 1. Financial Statements -Note 8. Commitments and Contingencies of this Form 10-Q, which is incorporated by reference into this Part II. Item 1.

Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled Risk Factors in the Prospectus.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On September 14, 2016, our Registration Statement on Form S-1 (SEC Registration No. 333-207560), as amended and filed with the SEC, relating to the Offering, became effective. On September 20, 2016, we completed our Offering of 14,375,000 common units representing limited partner interests in us, which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit. We received total gross proceeds of approximately $323.4 million. The use of proceeds from the Offering was as follows:

(in thousands)
Proceeds Received from Sale of Common Units	$323,438

Use of Proceeds
Underwriters' Discounts and Fees	$20,700
Expenses and Costs of Initial Public Offering	3,450
Distributions to Parent	296,820
Revolving Credit Facility Origination Fees and Expenses	2,468
Retained for General Partnership Purposes, Including Future Acquisitions and Expansion Capital Expenditures	—
Total	$323,438

Item 6. Exhibits
The information required by this Part II. Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q and is incorporated by reference into this Part II. Item 6.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE MIDSTREAM PARTNERS LP
(Registrant)

Date	November 2, 2016	/s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

3.1
Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

3.2
Amendment to the Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

3.3
Amendment to the Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed November 6, 2015 and incorporated herein by reference).

3.4
First Amended and Restated Agreement of Limited Partnership of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

3.5
Certificate of Formation of Noble Midstream GP LLC (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

3.6
Amendment to Certificate of Formation of Noble Midstream GP LLC (filed as Exhibit 3.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

3.7
First Amended and Restated Limited Liability Company Agreement of Noble Midstream GP LLC (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.1
Contribution, Conveyance and Assumption Agreement dated September 20, 2016, by and among the Registrant, Noble Midstream GP LLC, Noble Energy, Inc., Noble Midstream Services, LLC, NBL Midstream, LLC, NBL Midstream Holdings, LLC , Colorado River DevCo GP LLC, Green River DevCo GP LLC, Gunnison River DevCo GP LLC, Laramie River DevCo GP LLC, San Juan River DevCo GP LLC, Blanco River DevCo LP and Blanco River DevCo GP LLC. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.2*
Registrant’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.3
Omnibus Agreement dated September 20, 2016, by and among Noble Energy, Inc., Noble Energy Services, Inc., Noble Midstream Services, LLC, NBL Midstream, LLC, Noble Midstream GP LLC and the Registrant (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.4
Operational Services and Secondment Agreement dated September 20, 2016, by and among Noble Energy, Inc., Noble Energy Services, Inc., Noble Midstream GP LLC and the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.5
Credit Agreement dated September 20, 2016, by and among the Registrant, as the parent, and Noble Midstream Services, LLC, as the Borrower, the subsidiaries of the Borrower identified therein, JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.6
Second Amended and Restated Agreement Terms and Conditions Relating to Gas Gathering Services (filed as Exhibit 10.6 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.6.1†
Second Amended and Restated Gas Gathering Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.7.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.6.1.1
Amendment 01 to that certain Second Amended and Restated Gas Gathering Agreement, together with Agreement Addendum 01, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.7.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.6.2†
Second Amended and Restated Gas Gathering Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.8.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.6.2.1
Amendment 01 to that certain Second Amended and Restated Gas Gathering Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.8.1.1 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.6.3
Second Amended and Restated Gas Gathering Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.8.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.7
Third Amended and Restated Agreement Terms and Conditions Relating to Crude Oil Treating Services (filed as Exhibit 10.9 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.7.1†
Third Amended and Restated Crude Oil Treating Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.10.1 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.7.2†
Third Amended and Restated Crude Oil Treating Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.10.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8
Second Amended and Restated Agreement Terms and Conditions Relating to Produced Water Services (filed as Exhibit 10.11 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.1†
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.12.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.1.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 01, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.12.3 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.2†
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.13.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.2.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 02, effective as of September 1, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.13.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.3
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.14.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.3.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.14.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.4
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 04, effective as of March 31, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.15.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.4.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 04, effective as of September 1, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.15.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.5
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 05, effective as of March 31, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.16.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.5.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 05, effective as of September 1, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.16.1.1 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.6
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.16.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.9
Texas Agreement Terms and Conditions Relating to Produced Water Services (filed as Exhibit 10.37 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.9.1†
Texas Produced Water Services Agreement, Agreement Addendum 01, effective as of September 1, 2016, between Rosetta Resources Operating LP and Blanco River DevCo LP (filed as Exhibit 10.38 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10
Second Amended and Restated Agreement Terms and Conditions Relating to Fresh Water Services (filed as Exhibit 10.17 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.1†
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.18.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.1.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.18.1 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.2†
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.19.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference

10.10.2.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 02, effective as of September 1, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.19.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.3†
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.20.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.3.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.20.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.4
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 04, effective as of March 31, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.21.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.4.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 04, effective as of September 1, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.21.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.5
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 05, effective as of March 31, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.22.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.5.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 05, effective as of September 1, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.22.1.1 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.6
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.22.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11
Second Amended and Restated Terms and Conditions Relating to Crude Oil Gathering Services (filed as Exhibit 10.23 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.1†
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.24.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.1.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 01, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.24.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.2†
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.25.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.2.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 02, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.25.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.3
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.26.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.3.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.26.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.4
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 04, effective as of March 31, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.27.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.4.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 04, effective as of September 1, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.27.2 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.5
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 05, effective as of March 31, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.28.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.5.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 05, effective as of September 1, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.28.1.1 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.6
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.28.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.12
Texas Agreement Terms and Conditions Relating to Crude Oil Gathering Services (filed as Exhibit 10.35 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.12.1†
Texas Oil Gathering Agreement, Agreement Addendum 01, effective as of September 1, 2016, between Rosetta Resources Operating LP and Blanco River DevCo LP (filed as Exhibit 10.36 to Amendment No. 7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.13
First Amended and Restated Agreement of Limited Partnership of Colorado River DevCo LP (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.14
First Amended and Restated Agreement of Limited Partnership of Green River DevCo LP (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.15
First Amended and Restated Agreement of Limited Partnership of Gunnison River DevCo LP (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.16
First Amended and Restated Agreement of Limited Partnership of San Juan River DevCo LP (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference.

10.17
First Amended and Restated Agreement of Limited Partnership of Blanco River DevCo LP (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
† Confidential treatment has been granted for certain portions thereof pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission. Such provisions have been filed separately with the Securities and Exchange Commission.

**
Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Chief Financial Officer, Noble Midstream Partners LP, 1001 Noble Energy Way, Houston, Texas 77070.