Form 10-K
period 2016-12-31
Noble Midstream Partners LP
filed 2017-02-14
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-37640
NOBLE MIDSTREAM PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	47-3011449
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1001 Noble Energy Way
Houston, Texas	77070
(Address of principal executive offices)	(Zip Code)
(281) 872-3100 (Registrant’s telephone number, including area code) Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No
The registrant’s common units were not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of December 31, 2016, was $518 million, based on the closing price of such units of $36.00 as reported on the New York Stock Exchange on such date. The registrant had 15,902,584 common units and 15,902,584 subordinated units outstanding as of February 1, 2017.

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include the words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of Noble Energy, Inc. (Noble, NBL or Parent) to meet its drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil and natural gas gathering and processing services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by Noble under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation; and

•	certain factors discussed elsewhere in this Form 10-K.
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A. Risk Factors, below, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Item 1A. Risk Factors and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.
Unless otherwise stated or the context otherwise indicates, references in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to September 20, 2016, refer to Noble’s Contributed Businesses (as defined herein), our Predecessor for accounting purposes. All references to “Noble Midstream Partners,” “NBLX,” “the Partnership,” “us,” “our,” “we” or similar expressions, when referring to periods after September 20, 2016, refer to Noble Midstream Partners LP, including its consolidated subsidiaries. References to Noble may refer to Noble and/or its subsidiaries, depending on the context. Our future results of operations may not be comparable to our Predecessor’s historical results of operations. For a summary of commonly used industry terms and abbreviations used in this report, see the Glossary.

PART I

Items 1. and 2. Business and Properties
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. See Item 1A. Risk Factors.
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services for Noble in the Denver-Julesburg (DJ) Basin, in Colorado, through long-term, fixed-fee contracts. Our current areas of focus are in the DJ Basin in Colorado and the Southern Delaware Basin position of the Permian Basin in Texas (Delaware Basin), where additional midstream assets are currently under construction or being planned. The locations of our current areas of focus are shown in the map below:
Noble intends for us to become its primary vehicle for midstream operations in the onshore United States outside of the Marcellus Shale in the northeastern U.S. We have acreage dedications spanning approximately 300,000 acres in the DJ Basin (with over 265,000 dedicated acres from Noble and the remaining dedicated acres from a third party) and approximately 40,000 acres in Reeves County in the Delaware Basin for which we are currently providing, or intend to provide, crude oil, natural gas, and water-related midstream services under long-term, fixed fee contracts.
In addition to our existing operations and acreage dedications, Noble has granted us rights of first refusal, or ROFRs, on a combination of midstream assets retained, developed or acquired by Noble and services not already dedicated to us in the DJ Basin, Eagle Ford Shale and Delaware Basin, including approximately 85,000 additional acres in the DJ Basin, approximately 31,000 acres in the Eagle Ford Shale and approximately 40,000 acres in the Delaware Basin. Noble has also granted us a ROFR on certain future acquired acreage that is onshore in the United States outside of the Marcellus Shale.
We believe we are well positioned to (i) develop our infrastructure in a manner and on a timeline that will allow us to handle increasing volumes that we anticipate will result from Noble’s drilling programs on these dedicated properties and

(ii) attract third-party customers in the DJ Basin, Delaware Basin and future areas of operation as we continue to expand our existing, and build out new, midstream systems and facilities.
During the second quarter of 2016, we secured our first third party customer in the DJ Basin with an approximately 33,000 net acre dedication for crude oil gathering and water services through a series of long-term, fee-based commercial arrangements with services expected to commence in the third quarter of 2017. We intend to continue to seek similar commercial arrangements with other third parties by leveraging our existing midstream footprint. We anticipate that our strategically located midstream infrastructure assets, as well as our relationship with Noble, will continue to position us as a leading midstream service provider.
The commercial agreements that we have in place are all fee-based and include dedications of production in the DJ Basin and the Delaware Basin, each with an initial term of 15 years. These long-term, fee-based commercial agreements are intended to mitigate direct commodity price exposure and enhance the stability of our cash flows.
Initial Public Offering
On September 20, 2016, we completed our initial public offering (the Offering) of 14,375,000 common units representing limited partner interests in the Partnership (common units), which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts). The Offering was pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC) and declared effective on September 14, 2016. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol "NBLX."
We received gross proceeds of $323.4 million from the Offering. Net proceeds totaled $299 million, after deducting underwriting discounts, structuring fees and offering expenses of $24.4 million. We distributed $296.8 million to Noble.

Contributed Businesses and Organizational Structure
Ownership Interests
In connection with the Offering, Noble contributed to us ownership interests in multiple development companies (DevCos) which serve specific areas and integrated development plan areas (IDPs). This DevCo structure provides multiple avenues for organic and drop down growth. The following table provides a summary of our assets, services and dedicated net acreage, along with our ownership of these assets, as of December 31, 2016:

DevCo	Areas Served	NBLX Dedicated Service	Current Status of Asset	Dedicated Net Acreage	NBLX Ownership
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Operational Operational Operational	79,000(1) 44,000 N/A(2)	80%
San Juan River DevCo LP	East Pony IDP (DJ Basin)(3)	Water Services	Operational	44,000	25%
Green River DevCo LP	Mustang IDP (DJ Basin)(4)	Crude Oil Gathering Natural Gas Gathering Water Services	Planning Planning Partially Operational	75,000	25%
Laramie River DevCo LP	Greeley Crescent IDP (DJ Basin)(5)	Crude Oil Gathering Water Services	Under Construction	65,000(5)	100%
Blanco River DevCo LP	Delaware Basin	Crude Oil Gathering Produced Water Services	Under Construction	40,000(6)	25%
Gunnison River DevCo LP	Bronco IDP (DJ Basin)(4)	Crude Oil Gathering Water Services	Future Development	36,000(1)	5%

(1)
During 2016, Noble entered into an acreage swap pursuant to which Noble increased its holdings in the Wells Ranch IDP by approximately 11,700 net acres in exchange for reducing its interest in the Bronco IDP by approximately 13,500 net acres. Upon completion, all of the inbound acreage in the Wells Ranch IDP became dedicated to us and the outbound acreage in the Bronco IDP was released from the prior dedications to us.

(2)
The fee for crude oil treating services is not acreage based. We receive a monthly fee for each Noble-operated well producing in paying quantities in the DJ Basin that is not connected to our crude oil gathering systems during each month, which was 3,531 wells as of December 31, 2016.

(3)	We currently provide produced water services through third party transportation providers and produced water disposal facilities, and may provide additional produced water services in the future.

(4)
We currently have limited midstream infrastructure assets in the Mustang IDP and no midstream infrastructure assets in the Bronco IDP. Our assets in these IDP areas currently consist primarily of dedications to us from Noble for future production in these IDP areas. In the Mustang IDP, we also own one fresh water storage pond with a storage capacity of approximately 230,000 Bbls of water, rights-of-way and surface rights on which we are constructing additional components of the fresh water system and on which we plan to construct crude oil, natural gas and water infrastructure in order to provide services under our dedications. We anticipate the first centralized facility servicing the Mustang IDP and related gathering infrastructure to be in service by the end of first quarter 2018.

(5)
Our assets in this IDP area currently consist of dedications to us from Noble and an unaffiliated third party. During 2016, Noble entered an agreement to sell approximately 33,000 net acres in the Greeley Crescent IDP to such third party. The first closing in respect of such sale, pursuant to which the non-producing acreage was conveyed from Noble, occurred in 2016. A second closing is expected to occur in mid-2017. All of the acreage in the Greeley Crescent IDP remains subject to the dedications in favor of us for crude oil gathering, produced water services and fresh water services.

(6)
Includes acreage currently dedicated to other providers for produced water services and committed to us upon expiration of existing dedications. The majority of these dedications will expire or are expected to be terminated by Noble by the time our planned infrastructure is operational in 2017.

Noble also contributed to us a 3.33% ownership interest in White Cliffs Pipeline L.L.C. (the White Cliffs Interest). The White Cliffs Pipeline system consists of two 527-mile crude oil pipelines that extend from the DJ Basin to Cushing, Oklahoma, with a capacity of approximately 215,000 Bbl/d of crude oil as of December 31, 2016.

Contributed Businesses
The ownership interests in the DevCos, together with the White Cliffs Interest, are referred to collectively as the Contributed Businesses. In exchange for the Contributed Businesses, Noble received:

•	a total of 1,527,584 common units, representing a 4.8% limited partner interest in the Partnership;

•	a total of 15,902,584 subordinated units, representing an approximate 50.0% limited partner interest in the Partnership;

•	Incentive Distribution Rights (IDRs) in the Partnership;

•	an initial cash distribution of $296.8 million from the Partnership; and

•	a non-economic general partnership interest in the Partnership, through our general partner, Noble Midstream GP LLC, which is not entitled to receive cash distributions.
Rights of First Refusal (ROFR)
Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets and ROFR services granted to us by Noble as well as the net acreage covered by our ROFR, to the extent known as of December 31, 2016, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
East Pony (Northern Colorado)	Natural Gas Processing Natural Gas Gathering	Operational	N/A
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	31,000
DJ Basin (other than dedicated above)	To the extent not already covered in dedication in the prior chart: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	85,000
Delaware Basin	Natural Gas Gathering Fresh Water Services	Under Construction	40,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
Rights of First Offer (ROFO)
Noble has granted us a ROFO with respect to its retained interests in the development companies through which we conduct our midstream services. Pursuant to our ROFO, before Noble can offer any of its retained interests in our development companies to any third party, Noble must allow us to make an offer to purchase these interests. We believe that the ROFO on Noble’s retained interests in our DevCos will provide us an opportunity to develop organic growth with potentially lower development capital costs. We are under no obligation to purchase any of Noble’s retained interests in our development companies, and Noble is only under an obligation to permit us to make an offer on these interests to the extent that Noble elects to sell these midstream assets to a third party.

Organizational Structure
The following diagram depicts our organizational structure as of December 31, 2016. In addition to the Contributed Assets that we received from Noble in connection with the Offering, in December 2016, we created Trinity River DevCo LLC, in which we own a 100% controlling interest.

Noble Energy
NYSE: NBL
54.8% limited partner interest
100%
Noble Midstream GP LLC
Non-economic general partner interest
ROFR Assets:
• East Pony Gas Gathering
• East Pony Gas Processing
• Eagle Ford Shale Midstream
• Additional DJ Acreage
• Additional Delaware Basin Services
Noble Midstream Partners LP
NYSE: NBLX
Public Unitholders (LP)
45.2% limited partner interest
100%
3.33% non-operating membership interest
Noble Midstream Services, LLC
White Cliffs Pipeline L.L.C.
Controlling Interest
80%
100%
25%
25%
25%
5%
100%
Colorado River
Laramie River
Blanco River
Green River
San Juan River
Gunnison River
Trinity River
Non-Controlling Interest
20%
75%
75%
75%
95%

Our Relationship with Noble
One of our principal strengths is our relationship with Noble. Given Noble’s significant ownership interest in us and its intent to use us as its primary domestic midstream service provider in areas that have not previously been dedicated to other ventures, we believe that Noble will be incentivized to promote and support the successful execution of our business strategies; however, we can provide no assurances that we will benefit from our relationship with Noble. While our relationship with Noble is a significant strength, it is also a source of potential risks and conflicts. See Item 1A. Risk Factors.
Noble Acquisitions
On January 9, 2017, Noble finalized the acquisition of 7,200 net acres in the Delaware Basin. Additionally, on January 13, 2017, Noble executed a definitive agreement to acquire all of the outstanding common stock of Clayton Williams Energy, Inc. (Clayton Williams Energy). The acquisition adds 71,000 contiguous net acres in the Delaware Basin (directly adjacent to Noble's existing Delaware Basin acreage that is dedicated to us) as well as midstream infrastructure assets. The acquisition enhances Noble's Delaware Basin position and creates additional drop down opportunities with us. Closing is expected to occur second quarter 2017 and is subject to customary regulatory approvals, approval by the holders of a majority of Clayton Williams Energy common stock, and certain other conditions.
Industry Overview
We currently provide, or have contracted to provide, crude oil, natural gas, and water-related midstream services for Noble and our third party customer. The market we serve, which begins at the source of production and extends through the gathering, processing and treating of hydrocarbons delivering them to takeaway pipelines, is a major component of what is commonly referred to as the “midstream” market.
Crude Oil Midstream Industry
General
The crude oil midstream industry provides the link between the exploration and production of crude oil from the wellhead and the delivery of crude oil to storage facilities, crude oil pipelines and refineries. Companies generate revenues at various links within the midstream value chain by gathering, treating, transporting, storing or marketing crude oil. Our crude oil midstream operations currently focus on the gathering, treating and storage of crude oil.
The following diagram illustrates the various components of the midstream value chain:
Midstream Services — Gathering
Crude oil gathering assets provide the link between crude oil production gathered at the well site or nearby collection points and crude oil terminals, storage facilities, long-haul crude oil pipelines and refineries. Crude oil gathering assets generally consist of a network of small-diameter pipelines that are connected directly to the well site or central receipt points delivering into large-diameter trunk lines. Pipeline transportation is generally the lowest cost option for transporting crude oil. Competition in the crude oil gathering industry is typically regional and based on proximity to crude oil producers, as well as access to viable delivery points. Overall demand for gathering services in a particular area is generally driven by crude oil producer activity in the area. To the extent there are not enough volumes to justify construction of or connection to a pipeline system, trucking crude oil from a well site to nearby collection points can also be a competitor to crude oil gathering pipeline systems, but is typically not the lowest cost option for transporting crude oil from a producer’s perspective.
Midstream Services — Treating
Crude oil treating assets process crude oil to remove basic sediment and water contained in crude oil after production. Crude oil delivery points, including crude oil terminals, storage facilities, long-haul crude oil pipelines and refineries, often have specific requirements for the amount of sediment and water that can be contained in any crude oil delivered to them. If crude oil does not meet their requirements after being gathered, crude oil treating facilities reduce the sediment and water content to acceptable levels. Crude oil is delivered to treating facilities by truck, where the basic sediment and water content of the crude oil is analyzed to determine if a truckload requires treatment prior to delivery into downstream delivery points.
Natural Gas Midstream Industry
General
The natural gas midstream industry provides the link between the exploration and production of natural gas from the wellhead and the delivery of natural gas and its by-products to industrial, commercial and residential end-users. Companies generate revenues at various links within the midstream value chain by gathering, compressing, processing, treating, fractionating, transporting, storing or marketing natural gas and NGLs. Our natural gas midstream operations currently focus on the gathering of natural gas.
The following diagram illustrates the various components of the midstream value chain:
Midstream Services — Gathering
At the initial stages of the midstream value chain, a network of typically small diameter pipelines known as gathering systems directly connect to wellheads, pad sites or other receipt points in the production area. These gathering systems transport natural gas from the wellhead and other receipt points either to compressor stations, treating and processing plants (if the natural gas is wet) or directly to intrastate or interstate pipelines (if the natural gas is dry).
Gathering systems are typically designed to be highly flexible to provide different levels of service (such as higher or lower pressure) and scalable to allow for additional production and well connections without significant incremental capital expenditures. Gathering systems are operated at pressures that both meet the contractual service requirements and maximize the total throughput from all connected wells. Competition in the natural gas gathering industry is typically regional and based on proximity to natural gas producers, as well as access to viable treating and processing plants or intrastate and interstate pipelines. Overall demand for gathering services in a particular area is generally driven by natural gas producer activity in the area.

Water Services Industry
Fresh Water Distribution and Storage
Fresh water, when used in the hydraulic fracturing process, is integral to the completion of wells for production. Hydraulic fracturing is a well stimulation process that utilizes large volumes of fresh water and sand (or another proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock and release hydrocarbons. Fresh water refers to water that has been treated and also to water that has been withdrawn from a river or ground water. Although some larger producers have (or have begun construction of) fresh water systems, many other producers still rely on third-party providers for distribution services. Providers range from independent, dedicated trucking providers to consolidated service companies that provide a full range of oilfield services, including fresh water distribution.
Produced Water Gathering and Transportation
Produced water accounts for the largest waste stream volume associated with crude oil and natural gas production. Producers often seek to outsource produced water handling and disposal to third parties in order to preserve capital and engineering time for drilling. Flowback from the hydraulic fracturing process creates additional water volumes that must be disposed of by producers. In the DJ Basin, wells with longer lateral lengths, increased hydraulic fracturing stages and downspacing of well locations have contributed to increased flowback volumes.

Areas of Operation
The following diagram illustrates our areas of operations as of December 31, 2016:

Midstream Infrastructure Assets
Crude Oil Gathering and Treating
The following diagram illustrates our crude oil gathering and treating infrastructure as of December 31, 2016:
Our existing crude oil gathering systems include approximately 87 miles of pipeline, 55 miles of which service the Wells Ranch IDP. Our crude oil gathering assets also include 96,000 Bbls of storage capacity at the Wells Ranch Central Gathering Facility (CGF). The 55-mile pipeline in the Wells Ranch IDP is a shared crude oil and produced water gathering pipeline.
The Wells Ranch CGF separates the incoming liquid stream into pipeline-quality crude oil and produced water suitable for disposal operations. The liquids entering the Wells Ranch CGF from the liquid gathering pipelines are a mixture of crude oil, saltwater and a small quantity of natural gas. The liquids are separated in the Wells Ranch CGF. Crude oil is sent to the crude oil storage tanks and produced water is further cleaned and sent to the produced water storage tanks. At the Wells Ranch CGF, we are able to recover gas vapors from the crude oil and deliver this natural gas to Noble for delivery to downstream third parties.
To service the East Pony IDP, we gather crude oil meeting pipeline specifications and deliver it through approximately 32 miles of pipeline directly into the northern extension of the Wattenberg Oil Trunkline and the Northeast Colorado Lateral of the Pony Express Pipeline. Crude oil gathering of production from the East Pony IDP is subject to Federal Energy Regulatory Commission (FERC) jurisdiction. See Regulation of Operations. We began gathering crude oil in our system in March 2015.

The table below sets forth our crude oil gathering operations as of and for the dates indicated.

	Year Ended December 31, 2016		As of December 31, 2016
	Throughput Capacity (Bbl/d)	Average Daily Throughput (Bbl/d)	Horizontal Wells
			Number of Wells	Approximate Average Lateral Feet per Well
Wells Ranch IDP	45,000	26,802	356	5,661
East Pony IDP	85,000	18,434	200	4,666
We also operate two crude oil treating facilities, the Platteville and the Briggsdale facilities. These facilities service each of the IDP areas and additional wells that fall outside of these areas. The permits under which we operate the Platteville and Briggsdale facilities permit approximately 1,825,000 Bbls and 2,740,000 Bbls, respectively, of crude oil to be treated during any given year. Crude oil is delivered to the facilities by truck. If treatment is required, the crude oil is directed to, and received by, the treating facility to process the crude oil to meet pipeline specification. For access to and the services provided at the crude oil treating facilities, Noble pays monthly fees based on the number of producing vertical wells and producing horizontal wells located in the DJ Basin that are not connected to our gathering system, whether such wells fall within or outside of an IDP area.
The table below sets forth our crude oil treating operations as of December 31, 2016.

	Annual Operating Capacity (Bbls)	Number of Wells Subject to Fee
		Vertical	Horizontal
Platteville	1,825,000	3,016	515
Briggsdale	2,740,000
We expect to build out crude oil gathering systems in the Greeley Crescent IDP, Mustang IDP and the Delaware Basin to meet Noble’s capacity needs as it develops additional wells in each area.

Natural Gas Gathering
The following diagram illustrates our natural gas gathering infrastructure as of December 31, 2016:
As of December 31, 2016, our natural gas infrastructure assets consisted of the Wells Ranch CGF and an approximately 47-mile natural gas pipeline system servicing production from the Wells Ranch IDP. The natural gas gathering system that services the production from the Wells Ranch IDP collects wet gas from separator facilities located at or near the wellhead and delivers the wet gas to the Wells Ranch CGF or other delivery points within the Wells Ranch IDP. At the tailgate of our natural gas gathering facilities or the Wells Ranch CGF, as applicable, we deliver the natural gas for further gathering and processing by third parties.

The table below sets forth our natural gas gathering operations as of and for the dates indicated.

	Year Ended December 31, 2016		As of December 31, 2016
	Throughput Capacity (Mcf/d)	Average Daily Throughput (MMBtu/d)	Horizontal Wells
			Number of Wells	Approximate Average Lateral Feet per Well
Wells Ranch IDP	150,000	132,147	375	5,583
Our Wells Ranch CGF provides condensate separation and flash gas recovery. Condensate recovered from the natural gas that is gathered to the Wells Ranch CGF is stored on location and gas that is flashed from the crude oil is recovered, compressed and redelivered to downstream third parties with the gathered natural gas volumes.
Water Gathering and Distribution Systems
The following diagram illustrates our water gathering and distribution systems infrastructure as of December 31, 2016:
We provide Noble with water-related services that are integral to Noble’s upstream operations through our interests in pipelines and facilities (or under contracts with third parties) that store and distribute fresh water and collect, clean or dispose of produced water. The majority of our midstream water assets are currently located in the Wells Ranch IDP and are linked to the Wells Ranch CGF. The fresh water we deliver in the Wells Ranch IDP is a critical component of Noble’s ability to hydraulically fracture wells. At the tailgate of the Wells Ranch CGF, the produced water that we collect and separate is prepared for cleaning, treating and disposal.
We expect to build out water-related systems in the Greeley Crescent IDP, Mustang IDP and the Delaware Basin to meet Noble’s capacity needs as it develops additional wells in each area.
Produced Water
Our current produced water gathering system in the Wells Ranch IDP gathers and processes liquids produced from operations and consists of a combination of separation and storage facilities, and permanent pipelines, as well as pumping stations to transport produced water to disposal facilities. We operate an approximately 55-mile gathering pipeline system (which is a shared crude oil and produced water gathering pipeline) servicing the Wells Ranch IDP. Crude oil and produced water are separated and measured at facilities at or near the wellhead and recombined and delivered into our gathering system. At the Wells Ranch CGF, the incoming crude oil and produced water liquid stream is separated, stored, and treated before the crude oil is delivered to a third-party pipeline. The Wells Ranch CGF has the capacity to store up to 32,000 Bbls of produced water while awaiting delivery to a disposal facility. We enter into and manage contracts with third party providers of any produced water services that we do not perform ourselves. In accordance with our existing arrangements, we expect to expand our existing water services capacity.
The table below sets forth our produced water operations as of and for the dates indicated.

	Year Ended December 31, 2016		As of December 31, 2016
	Throughput Capacity (Bbl/d)	Average Daily Throughput (Bbl/d)	Horizontal Wells
			Number of Wells	Approximate Average Lateral Feet per Well
Wells Ranch IDP	15,000	10,592	356	5,661
Fresh Water Systems
Our fresh water systems provide services for both treated produced water and raw fresh water that has been withdrawn from a river or ground water, for example. Our fresh water services include distribution and storage services that are integral to Noble’s drilling and completion operations in the DJ Basin.
Our fresh water systems contain an approximately 31-mile fresh water distribution system made up of permanent buried pipelines, 9 miles of which service the East Pony IDP and 22 miles of which service the Wells Ranch IDP. In addition, our fresh water systems include fresh water storage facilities in Wells Ranch, East Pony and Mustang IDPs, temporary pipelines and pumping stations to transport fresh water throughout the pipeline networks. These systems are designed to deliver water on demand to hydraulic fracturing operations and reduce the costs of transporting water long distances by reducing or eliminating most trucking costs. The fresh water systems provide storage capacity that segregates raw fresh water from produced water that has been treated.
Through our fresh water systems, we provide services to Noble, which continues to hold title to the water. When Noble needs water for well development and completion operations, Noble either transports the water to temporary storage facilities near the applicable well(s) or we deliver the water in our delivery system as described above. We do not own the water nor do we own or operate fresh water sources, but instead our services are focused on the storage and distribution of the fresh water delivered to us by Noble.
The table below sets forth our fresh water services as of and for the dates indicated.

	Year Ended December 31, 2016
	Distribution Capacity (Bpm)	Average Daily Throughput (Bbl/d)	Storage Capacity (Bbls)

Wells Ranch IDP	160	64,306	500,000
East Pony IDP	160	22,423	550,000
Mustang IDP	(1)	7,498	230,000

(1)
Consists of a system delivering fresh water from Noble-owned water wells to a storage pond. A volumetric fee for the fresh water distributed from this pond is charged as the water is distributed from the pond by truck or third party temporary pipeline.

Regulation of Operations
The midstream services we provide are subject to regulations that may affect certain aspects of our business and the market for our services.
Safety and Maintenance Regulation
We are subject to regulation by the United States Department of Transportation, or DOT, under the Hazardous Liquids Pipeline Safety Act of 1979, or HLPSA, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products, including NGLs and condensate, and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations. We believe that we are in compliance in all material respects with these HLPSA regulations.
We are also subject to the Natural Gas Pipeline Safety Act of 1968, or NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities while the Pipeline Safety Improvement Act establishes mandatory inspections for all United States crude oil and natural gas transportation pipelines and some gathering pipelines in high-consequence areas within ten years. DOT, through the Pipeline and Hazardous Materials Safety Administration, or PHMSA, has developed regulations implementing the Pipeline Safety Improvement Act that requires pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property.
The Pipeline Safety and Job Creations Act, enacted in 2012, amended the HLPSA and NGPSA and increased safety regulation. This legislation doubles the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1.0 million to $2.0 million for a related series of violations, and provides that these maximum penalty caps do not apply to civil enforcement actions, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. PHMSA has undertaken rulemaking to address many areas of this legislation. For example, in addition, in 2016, PHMSA announced a proposal to expand integrity management requirements and impose new pressure testing requirements on regulated pipelines. The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements. Extending the integrity management requirements to our gathering pipelines would impose additional obligations on us and could add material cost to our operations. In addition, any material penalties or fines issued to us under these or other statues, rules, regulations or orders could have an adverse impact on our business, financial condition, results of operation and cash flows.
States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing intrastate pipeline regulations at least as stringent as the federal standards. The Colorado Public Utilities Commission is the agency vested with intrastate natural gas pipeline regulatory and enforcement authority in Colorado. The Commission’s regulations adopt by reference the minimum federal safety standards for the transportation of natural gas. We do not anticipate any significant problems in complying with applicable federal and state laws and regulations in Colorado. Our natural gas transmission and regulated gathering pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.
In addition, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. Moreover, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds, or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt from these standards. Also, the Department of Homeland Security and other agencies such as the EPA continue to develop regulations concerning the security of industrial facilities, including crude oil and natural gas facilities. We are subject to a number of requirements and must prepare Federal Response Plans to comply. We must also prepare Risk Management Plans under the regulations promulgated by the EPA to implement the requirements under the Clean Air Act to prevent the accidental release of extremely hazardous substances. We have an internal program of inspection designed to monitor and enforce compliance with safeguard and security requirements. We believe that we are in compliance in all material respects with all applicable laws and regulations relating to safety and security.
FERC and State Regulation of Natural Gas and Crude Oil Pipelines
The FERC’s regulation of crude oil and natural gas pipeline transportation services and natural gas sales in interstate commerce affects certain aspects of our business and the market for our products and services.
Natural Gas Gathering Pipeline Regulation
Section 1(b) of the Natural Gas Act of 1938, or NGA, exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We believe that our natural gas gathering facilities meet the traditional tests the FERC has used to establish a pipeline’s status as a gathering pipeline and therefore our natural gas gathering facilities should not be subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of frequent litigation and varying interpretations and the FERC determines whether facilities are gathering facilities on a case by case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by the FERC, the courts, or Congress. If the FERC were to determine that all or some of our gathering facilities or the services provided by us are not exempt from FERC regulation, the rates for, and terms and conditions of, services provided by such facilities would be subject to regulation by the FERC, which could in turn decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows.
The Energy Policy Act of 2005, or EPAct 2005, amended the NGA to add an anti-market manipulation provision. Pursuant to the FERC’s rules promulgated under EPAct 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to FERC jurisdiction: (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 provided the FERC with substantial enforcement authority, including the power to assess civil penalties of up to $1.0 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Failure to comply with the NGA, EPAct 2005 and the other federal laws and regulations governing our business can result in the imposition of administrative, civil and criminal remedies.
Colorado regulation of gathering facilities includes various safety, environmental and ratable take requirements. Our purchasing, gathering and intrastate transportation operations are subject to Colorado’s ratable take statute, which provides that each person purchasing or taking for transportation crude oil or natural gas from any owner or producer shall purchase or take ratably, without discrimination in favor of any owner or producer over any other owner or producer in the same common source of supply offering to sell his crude oil or natural gas produced therefrom to such person. This statute has the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to transport natural gas. The ratable take statute is in the enabling legislation of the Colorado Oil and Gas Conservation Commission, or the COGCC.
The COGCC regulations require operators of natural gas gathering lines to file several forms and provide financial assurance, and they also impose certain requirements on gathering system waste. Moreover, the COGCC probably retains authority to regulate the installation, reclamation, operation, maintenance, and repair of gathering systems should the agency choose to do so. Should the COGCC exercise this authority, the consequences for the Partnership will depend upon the extent to which the authority is exercised. We cannot predict what effect, if any, the exercise of such authority might have on our operations.
Our natural gas gathering facilities are not subject to rate regulation or open access requirements by the Colorado Public Utilities Commission. However, the Colorado Public Utilities Commission requires us to register as pipeline operators, pay assessment and registration fees, undergo inspections and report annually on the miles of pipeline we operate.
Many of the producing states have adopted some form of complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. Although Colorado does not have complaint-based regulation, additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but we could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
Crude Oil Pipeline Regulation
Pipelines that transport crude oil in interstate commerce are subject to regulation by the FERC pursuant to the Interstate Commerce Act, or ICA, the Energy Policy Act of 1992, and related rules and orders. The ICA requires, among other things, that tariff rates for common carrier crude oil pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. The ICA permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint. The rates charged for crude oil pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index, or PPI. A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s operating costs. During the five-year period commencing July 1, 2011 and ending June 30, 2016, pipelines have been permitted by the FERC to adjust these indexed rate ceilings annually by the PPI plus 2.65%. On June 30, 2015, the FERC issued its Notice of Inquiry requesting comments on its five year review of the index level in which the FERC proposes an index level between PPI plus 2.0% and PPI plus 2.4% for the five-year period commencing July 1, 2016. As an alternative to this indexing methodology, pipelines may also choose to support changes in their rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.
Currently, only the crude oil gathering system servicing the East Pony IDP transports crude oil in interstate commerce. We have been granted a temporary waiver of the tariff and reporting requirements for this crude oil gathering system. Therefore, currently the FERC’s regulation of our crude oil gathering system servicing the East Pony IDP is limited to requiring us to maintain our books and records consistent with the FERC’s recordkeeping requirements.
In addition to the crude oil gathering system servicing the East Pony IDP, we own interests in other crude oil gathering pipelines that do not provide interstate services and are not subject to regulation by the FERC. However, the distinction between FERC-regulated interstate pipeline transportation, on the one hand, and intrastate pipeline transportation, on the other hand, is a fact-based determination. The classification and regulation of these crude oil gathering pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which the our crude oil gathering pipelines are located. We cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our gathering pipeline systems and the services we provide on those systems are within the FERC’s jurisdiction. If it was determined that some or all of our gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, the imposition of possible cost-of-service rates and common carrier requirements on those systems could adversely affect the results of our operations on those systems.
Other Crude Oil and Natural Gas Regulation
The State of Colorado is engaged in a number of initiatives that may impact our operations directly or indirectly. To the extent that the State of Colorado adopts new regulations that impact Noble, as our primary current customer, the impact of these regulations on Noble production activity may result in decreased demand from Noble for the services we provide.
In 2014, by executive order, Colorado Governor Hickenlooper created a 21-member Oil and Gas Task Force (Task Force) made up of representatives of local governments, civic entities, environmental organizations and industry for the purpose of making recommendations regarding oil and gas development in communities. After 18 months the Task Force, which included a representative from Noble, concluded its activities on February 27, 2015. Nine recommendations were sent to the governor, seven of which were unanimously supported by members of the Task Force. All nine recommendations have been adopted by legislation or regulation. The COGCC completed work on new rules which govern the siting of large oil and gas operations in urban areas and require greater coordination of drilling operations with local governments. These new rules took effect in March 2016 and there is strong public support for them to be implemented.
In February 2013, the COGCC approved new setback rules for crude oil and natural gas wells and production facilities located in close proximity to occupied buildings. Previously, the COGCC allowed setback distances of 150 feet in rural areas and 350 feet in high density urban areas. These have been increased to a uniform 500-foot statewide setback from occupied buildings and 1,000 feet from high occupancy building units. The new setback rules also require operators to utilize increased mitigation measures to limit potential drilling impacts to surface owners and the owners of occupied building units. In addition, the new rules require advance notice to surface owners, the owners of occupied buildings and local governments prior to the filing of an Application for Permit to Drill or Oil and Gas Location Assessment as well as expanded outreach and communication efforts by an operator.
We continue to monitor proposed and new regulations and legislation in all our operating jurisdictions to assess the potential impact on our company. Concurrently, we are engaged in extensive public education and outreach efforts with the goal of engaging and educating the general public and communities about the economic and environmental benefits of safe and responsible crude oil and natural gas development.
Environmental Matters
General
Our gathering pipelines, crude oil treating facilities and produced water facilities are subject to certain federal, state and local laws and regulations governing the emission or discharge of materials into the environment or otherwise relating to the protection of the environment.
As an owner or operator of these facilities, we comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:
•requiring the acquisition of permits to conduct regulated activities;
•restricting the way we can handle or dispose of our materials or wastes;

•
limiting or prohibiting construction, expansion, modification and operational activities based on National Ambient Air Quality Standards (NAAQS) and in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations;

•	enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with permits issued pursuant to such environmental laws and regulations;

•	requiring noise, lighting, visual impact, odor or dust mitigation, setbacks, landscaping, fencing and other measures; and

•	limiting or restricting water use.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining current and future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for property damage or possibly personal injury allegedly caused by the release of substances or other waste products into the environment.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. When possible, we attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to manage the costs of such compliance.
Our producers are subject to various environmental laws and regulations, including the ones described below, and could similarly face suspension of activities or substantial fines and penalties or other costs resulting from noncompliance with such laws and regulations. Any costs incurred to comply with or fines and penalties imposed related to alleged violations of environmental law that have the potential to impact or curtail production from the producers utilizing our midstream assets could subsequently reduce throughput on our systems and in turn adversely affect our business and results of operations.
Climate Change and Air Quality Standards
Our operations are subject to the Clean Air Act, or CAA, and comparable state and local requirements. The CAA contains provisions that may result in the imposition of certain pollution control requirements with respect to air emissions from our operations. We may be required to incur certain capital expenditures for air pollution control equipment in connection with maintaining or obtaining pre-construction and operating permits and approvals addressing other air emission-related issues.
For example, in February 2014, Colorado’s Air Quality Control Commission approved comprehensive changes to (Regulation 7) that governs emissions from crude oil and natural gas activities, including the nation’s first-ever regulations designed to detect and reduce methane emissions. The EPA has also acted to add requirements that control methane emissions from crude oil and natural gas activities. In May 2016, the EPA finalized these new regulations by setting methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. This action was part of the Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45% from 2012 levels by 2025. The EPA has also announced that it intends to propose similar standards for existing sources, but has not yet done so. These rules generally include requirements for pneumatic devices and storage tanks to minimize leaks, as well as requirements for a leak detection and repair program. These regulations could result in increased costs for our operations and for the operations of Noble. Additionally, the EPA finalized rules in June 2016 that resolved how oil and gas production facility emissions must be aggregated under the Clean Air Act permitting program. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs.
Moreover, on June 2, 2015, the U.S. District Court of Colorado entered as a final judgment a Consent Decree between the United States, the State of Colorado and Noble to improve air emission control systems at a number of its condensate storage tanks, and certain of these storage tank systems were transferred to the Partnership after the Consent Decree was entered into and remain subject to such Consent Decree. The Consent Decree requires, in accordance with a schedule (i) the performance of injunctive relief that will, among other things, evaluate, monitor, verify, and report on the adequate design, operation, and maintenance of certain aspects of tank systems to handle potential peak instantaneous vapor flow rates and (ii) the completion of certain environmental mitigation actions and supplemental environmental projects that may impact certain tank systems and payment of civil penalties.
Also, in October 2015, the EPA issued final regulations that lower the National Ambient Air Quality Standard, or NAAQS, for ozone from 75 parts per billion, or ppb, for both the 8-hour primary and secondary standards, to 70 ppb. The EPA intends to designate attainment and nonattainment areas by October 2017, and states with moderate or higher nonattainment areas must submit state implementation plans by October 2021. Under the 75 ppb ozone NAAQS, in 2016 the nonattainment area was reclassified as “moderate” as opposed to “marginal.” As a result, in late 2016 Colorado developed a revised state implementation plan (SIP) to reduce ozone levels. That plan was approved by the Air Quality Control Commission in late 2016. Unless the General Assembly rejects or modifies that SIP, the Governor will submit it to EPA in early summer 2017. While the more stringent ozone NAAQS is not directly applicable to our operations, it may require Colorado to further reconsider its current state implementation plan development and enact additional regulations or require additional permitting requirements. These requirements could go beyond those currently contemplated by the State to further reduce the ozone precursor emissions of volatile organic compounds and nitrogen oxides from certain emissions sources. In turn these potential requirements could apply to our operations and result in increased permitting and compliance costs.
Colorado Air Compliance Order on Consent
In December 2015, Noble received a proposed Compliance Order on Consent, or COC, from the Colorado Department of Public Health and Environment’s Air Pollution Control Division, or APCD, to resolve allegations of noncompliance associated with certain engines subject to various General Permit 02 conditions and/or individual permit conditions as well as certain emission control devices subject to various individual permit conditions that applied to assets currently owned and operated by both Noble and Noble Midstream Services, LLC, or NMS. In May 2016, prior to the initial public offering of our common units, at a time when Noble owned all of the interests in us and our subsidiaries, including Operating, Noble reached a final resolution with APCD on behalf of itself and NMS and Colorado River DevCo LP, which requires completion of compliance testing, modification of certain permits, payment of a civil penalty of $44,695, and an expenditure of no less than $178,780 on an approved Supplement Environmental Project. This resolution is not believed to have a material adverse effect on our financial position, results of operations or cash flows, and Noble has agreed to fully indemnify us for all matters relating hereto under our omnibus agreement.
Compliance with these or other new legal requirements could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA, that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. We currently do not operate any Title V sources, but our facilities could become subject to Title V permitting requirements in the future. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore crude oil and natural gas production sources in the U.S. on an annual basis.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the crude oil and natural gas we gather. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a materially adverse effect on our operations or Noble’s exploration and production operations, which in turn could affect demand for our services.

Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances or solid wastes, including petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas at a facility where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the “petroleum exclusion” of CERCLA Section 101(14) that currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.
We currently own or lease properties where petroleum hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our operations or financial condition.
Water
The Federal Water Pollution Control Act of 1972, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. Provisions of the CWA require authorization from the U.S. Army Corps of Engineers, or the Corps, prior to the placement of dredge or fill material into jurisdictional waters. On June 29, 2015, the EPA and the Corps published the final rule defining the scope of the EPA’s and Corps’ jurisdiction, known as the “Clean Water Rule.” The rule has been challenged in multiple federal courts; however, at this time, we cannot predict the outcome of this litigation. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
The CWA also requires implementation of spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of threshold quantities of crude oil. In some instances we may also be required to develop a Facility Response Plan that demonstrates our facility’s preparedness to respond to a worst case crude oil discharge. The CWA imposes substantial potential civil and criminal penalties for non-compliance. The EPA has promulgated regulations that require us to have permits in order to discharge certain types of stormwater. The EPA recently issued a revised general stormwater permit for industrial activities that, among other things, enhances provisions related to threatened endangered species eligibility procedures. The EPA has entered into agreements with certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the stormwater discharges. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities. In 2015, Colorado adopted new rules for crude oil and natural gas developments within floodplains and sampling of groundwater for hydrocarbons and other indicators before and after drilling crude oil and natural gas wells. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.
The Oil Pollution Act of 1990, or OPA, addresses prevention, containment and cleanup, and liability associated with crude oil pollution. OPA applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines, and transfer facilities. OPA subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages, and certain other consequences of crude oil spills into jurisdictional waters. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability under OPA.
Colorado Water Quality Control Act
In January 2017, we received a Notice of Violation/Cease and Desist Order, or NOV/CDO, advising us of alleged violations of the Colorado Water Quality Control Act, or CWQCA, and its implementing regulations as it relates to construction activities associated with oil and gas exploration and/or production within our Wells Ranch DJ Basin Midstream field located in Weld County, Colorado, or Permit.  The NOV/CDO further orders us to cease and desist from all violations of the CWQCA, the regulations and the Permit and to undertake certain corrective actions. Given the uncertainty associated with administrative actions of this nature, we are unable to predict the ultimate outcome of this action at this time but believe that the resolution of this action will not have a material adverse effect on our financial position, results of operations or cash flows.
Hydraulic Fracturing
We do not conduct hydraulic fracturing operations, but substantially all of Noble’s crude oil and natural gas production on our dedicated acreage is developed from unconventional sources, such as shale, that require hydraulic fracturing as part of the completion process. The majority of our fresh water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Recently, however, several federal agencies have asserted jurisdiction over the process. For example, the EPA, has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, and an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxics Substances and Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, in June 2016, the EPA finalized rules which prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.
Endangered Species
The Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect listed endangered or threatened species or their habitats. If endangered species are located in areas where we operate, our operations or any work performed related to them could be prohibited or delayed or expensive mitigation may be required. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in compliance with the ESA. In addition, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service is required to review and consider the listing of numerous species as endangered under the ESA by no later than the completion of the agency’s 2017 fiscal year. Additional listings under the ESA and similar state laws could result in the imposition of restrictions on our operations and consequently have a material adverse effect on our business.
National Environmental Policy Act
Our operations on federal lands are subject to the National Environmental Policy Act, or NEPA. Under NEPA, federal agencies, including the Department of Interior must evaluate major agency actions having the potential to significantly impact the environment. This review can entail a detailed evaluation including an Environmental Impact Statement. This process can result in significant delays and may result in additional limitations and costs associated with projects on federal lands.

Title to Our Properties
Many of our real estate interests in land were acquired pursuant to easements, rights-of-way, permits, surface use agreements, joint use agreements, licenses and other grants or agreements from landowners, lessors, easement holders, governmental authorities, or other parties controlling the surface or subsurface estates of such land, or, collectively, Real Estate Agreements, that were issued to or entered into by Noble, one of its affiliates or one of their predecessors-in-interest and transferred to us in December of 2015. Since that time, we have been acquiring additional Real Estate Agreements in our own name or by transfer from Noble. The Real Estate Agreements and related interests that we have taken by assignment were acquired without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory rights and interests to conduct our operations on such lands. We have no knowledge of any challenge to the underlying title of any material real estate interests held by us or to our title to any material real property agreements, and we believe that we have satisfactory title to all of our material real estate interests.
We hold various rights and interests to receive, deliver and handle water in connection with Noble’s production operations, or, collectively, Water Interests, that also were obtained by Noble or its predecessor in interest and transferred to us. Pursuant to these Water Interests, Noble retains title to the water. In the future, we will also acquire additional Water Interests in our own name or by transfer from Noble as necessary to conduct such operations. We are not aware of any challenges to any Water Interests or to the use of any water or water rights related to Water Interests. With respect to our third party customer, we will not take title to the water that we handle and will only have the right to receive, deliver and handle such water.
Under our omnibus agreement, Noble will indemnify us for any failure to have certain real estate interests, Real Estate Agreements or Water Interests necessary to own and operate our assets in substantially the same manner that they were owned and operated prior to the closing of the Offering. Noble’s indemnification obligation will be limited to losses for which we notify Noble prior to the third anniversary of the closing of the Offering and will be subject to a $500,000 aggregate deductible before we are entitled to indemnification.
Seasonality
Demand for crude oil and natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain crude oil and natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for crude oil and natural gas during the summer and winter months and decrease demand for crude oil and natural gas during the spring and fall months. In respect of our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or construction projects, which may impact the rate of our growth. In addition, severe weather may also impact or slow the ability of Noble to execute its drilling and development plan and increase operating expenses associated with repairs or anti-freezing operations.
Competition
As a result of our relationship with Noble and the long-term dedications to our midstream assets, we do not compete with other midstream companies to provide Noble with midstream services to its existing upstream assets in Weld County, Colorado, and we will not compete for Noble’s business as it continues to develop upstream production in Weld County, Colorado. Although Noble will continue to use third party service providers for certain midstream services in the Delaware Basin until the expiration or termination of certain pre-existing dedications, we will not compete for Noble’s business in the Delaware Basin after the expiration of such dedications. However, we will face competition in providing services on the acreage that is subject to our ROFR rights because Noble is only required to dedicate such acreage to us if we are able to offer services to Noble on the same or better terms as the applicable third party service provider.
As we seek to expand our midstream services, we will face a high level of competition, including major integrated crude oil and natural gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, transport, store or market natural gas. As we seek to expand to provide midstream services to third party producers, we will also face a high level of competition. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas or NGLs.
Employees
The officers of our general partner, Noble Midstream GP LLC, manage our operations and activities. All of the employees required to conduct and support our operations are employed by Noble and subject to the operational services and secondment agreement that we entered into with Noble. As of December 31, 2016, Noble employed approximately 90 people who provide direct support to our operations pursuant to the operational services and secondment agreement.

Office
The principal office of our Partnership is located at 1001 Noble Energy Way, Houston, Texas 77070.
Insurance
Our business is subject to all of the inherent and unplanned operating risks normally associated with the gathering and treating of water, crude oil and natural gas and the distribution and storage of water. Such risks include weather, fire, explosion, pipeline disruptions and mishandling of fluids, any of which could result in damage to, or destruction of, gathering and storage facilities and other property, environmental pollution, injury to persons or loss of life. As protection against financial loss resulting from many, but not all of these operating hazards, pursuant to the terms of the omnibus agreement, we purchase insurance coverage, including certain physical damage, business interruption, employer’s liability, third party liability and worker’s compensation insurance. Our general partner believes this insurance is appropriate and consistent with industry practice. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. Our insurance coverage is purchased directly in the commercial market through a captive insurance company that is an affiliate of Noble. To the extent Noble experiences covered losses under the excess liability insurance policies, the limit of our coverage for potential losses may be decreased.
Available Information
Our website is www.nblmidstream.com. We make our periodic reports and other information filed with or furnished to the U.S. Securities and Exchange Commission, or SEC, available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.
Our Audit Committee charter is also posted on our website under “About Us – Corporate Governance” and is available in print upon request made by any unitholder to the Investor Relations Department. Copies of our Code of Conduct and Code of Ethics for Financial Officers, or the Codes, are also posted on our website under the “Corporate Governance” section. Within the time period required by the SEC and the NYSE, as applicable, we will post on our website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.

Item 1A.    Risk Factors
Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors and all other information set forth in this Annual Report on Form 10-K.
If any of the following risks were to occur, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected. In that case, we may not be able to pay the minimum quarterly distribution on our common units, the trading price of our common units could decline and you could lose all or part of your investment. In addition, the current economic and political environment intensifies many of these risks.
Risks Related to Our Business
We derive substantially all of our revenue from Noble. If Noble changes its business strategy, alters its current drilling and development plan on our dedicated acreage, or otherwise significantly reduces the volumes of crude oil, natural gas, produced water or fresh water with respect to which we perform midstream services, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.
Substantially all of our commercial agreements are with Noble or its affiliates. Accordingly, because we expect to initially derive substantially all of our revenue from our commercial agreements with Noble, we are subject to the operational and business risks of Noble, the most significant of which include the following:

•	a reduction in or slowing of Noble’s drilling and development plan on our dedicated acreage, which would directly and adversely impact demand for our midstream services;

•
the volatility of crude oil, natural gas and NGL prices, which could have a negative effect on Noble’s drilling and development plan on our dedicated acreage or Noble’s ability to finance its operations and drilling and completion costs on our dedicated acreage;

•	the availability of capital on an economic basis to fund Noble’s exploration and development activities;

•	drilling and operating risks, including potential environmental liabilities, associated with Noble’s operations on our dedicated acreage;

•	downstream processing and transportation capacity constraints and interruptions, including the failure of Noble to have sufficient contracted processing or transportation capacity; and

•	adverse effects of increased or changed governmental and environmental regulation or enforcement of existing regulation.
In addition, we are indirectly subject to the business risks of Noble generally and other factors, including, among others:

•	Noble’s financial condition, credit ratings, leverage, market reputation, liquidity and cash flows;

•	Noble’s ability to maintain or replace its reserves;

•	adverse effects of governmental and environmental regulation on Noble’s upstream operations; and

•	losses from pending or future litigation.
Further, we have no control over Noble’s business decisions and operations, and Noble is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk of cancellation of planned development, breach of commitments with respect to future dedications; and other non-payment or non-performance by Noble, including with respect to our commercial agreements, which do not contain minimum volume commitments. Noble is currently operating two drilling rigs in the DJ Basin and three drilling rigs in the Delaware Basin. A decrease in the number of drilling rigs that Noble operates on our dedicated acreage could result in lower throughput on our midstream infrastructure. Furthermore, we cannot predict the extent to which Noble’s businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on Noble’s ability to execute its drilling and development plan on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by Noble under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the minimum quarterly distribution rate or at all. Our long-term commercial agreements with Noble carry initial terms for 15 years, and there is no guarantee that we will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. Our ability to renew or replace our commercial agreements following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our competitors and Noble.
In addition to our commercial agreements with Noble, we began developing infrastructure for crude oil and water related services for an unaffiliated, non-investment grade third party customer, with expected services to commence in the third quarter of 2017. We may engage in significant business with this or other new third party customers or enter into material commercial contracts with customers for which we do not have material commercial arrangements or commitments today and who may not have investment grade credit ratings. To the extent we derive substantial income from or commit to capital projects to service new or existing customers, each of the risks indicated above would apply to such arrangements and customers.
In the event any customer, including Noble, elects to sell acreage that is dedicated to us to a third party, the third party’s financial condition could be materially worse than the customer with whom we have contracted, and thus we could be subject to the nonpayment or nonperformance by the third party.
In the event a customer, including Noble, elects to sell acreage that is dedicated to us to a third party, the third party’s financial condition could be materially worse than the original contracting customer. In such a case, we may be subject to risks of loss resulting from nonpayment or nonperformance by the third party, which risks may increase during periods of economic uncertainty. Furthermore, the third party may be subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any material nonpayment or nonperformance by the third party could reduce our ability to make distributions to our unitholders.
We may not generate sufficient distributable cash flow to make the payment of the minimum quarterly distribution to our unitholders.
In order to make the payment of the minimum quarterly distribution of $0.375 per unit per quarter, or $1.50 per unit on an annualized basis, we must generate distributable cash flow of approximately $11.9 million per quarter, or approximately $47.7 million per year, based on the number of common units and subordinated units currently outstanding. We may not generate sufficient distributable cash flow to make the payment of the minimum quarterly distribution to our unitholders.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•
the volumes of natural gas we gather, the volumes of crude oil we gather, the volumes of produced water we collect, clean or dispose of and the volumes of fresh water we distribute and store and the number of wells that have access to our crude oil treating facilities;

•
market prices of crude oil, natural gas and NGLs and their effect on our customers’ drilling and development plan on our dedicated acreage and the volumes of hydrocarbons that are produced on our dedicated acreage and for which we provide midstream services;

•	our customers’ ability to fund their drilling and development plans on our dedicated acreage;

•	downstream processing and transportation capacity constraints and interruptions, including the failure of our customers to have sufficient contracted processing or transportation capacity;

•	the levels of our operating expenses, maintenance expenses and general and administrative expenses;

•
regulatory action affecting: (i) the supply of, or demand for, crude oil, natural gas, NGLs and water, (ii) the rates we can charge for our midstream services, (iii) the terms upon which we are able to contract to provide our midstream services, (iv) our existing gathering and other commercial agreements or (v) our operating costs or our operating flexibility;

•	the rates we charge third parties for our midstream services;

•	prevailing economic conditions; and

•	adverse weather conditions.
In addition, the actual amount of distributable cash flow that we generate will also depend on other factors, some of which are beyond our control, including:

•	the level and timing of our capital expenditures;

•	our debt service requirements and other liabilities;

•	our ability to borrow under our debt agreements to fund our capital expenditures and operating expenditures and to pay distributions;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in any of our debt agreements;

•	the cost of acquisitions, if any;

•	the fees and expenses of our general partner and its affiliates (including Noble) that we are required to reimburse;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon throughput volumes on our midstream systems, which depends on our customers’ levels of development and completion activity on our dedicated acreage.
The level of crude oil and natural gas volumes handled by our midstream systems depends on the level of production from crude oil and natural gas wells dedicated to our midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, we must obtain production from wells completed by Noble and any third party customers on acreage dedicated to our midstream systems or execute agreements with other third parties in our areas of operation.
We have no control over Noble’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Noble or other producers or their exploration and development decisions, which may be affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected crude oil, natural gas and NGL prices;

•	demand for crude oil, natural gas and NGLs;

•	levels of reserves;

•	geologic considerations;

•
changes in the strategic importance our customers assign to development in the DJ Basin or the Delaware Basin as opposed to their other operations, which could adversely affect the financial and operational resources our customers are willing to devote to development of our dedicated acreage;

•	increased levels of taxation related to the exploration and production of crude oil, natural gas and NGLs in our areas of operation;

•
environmental or other governmental regulations, including the availability of permits, the regulation of hydraulic fracturing and a governmental determination that multiple facilities are to be treated as a single source for air permitting purposes; and

•	the costs of producing crude oil, natural gas and NGLs and the availability and costs of drilling rigs and other equipment.
Due to these and other factors, even if reserves are known to exist in areas served by our midstream assets, producers, including Noble, may choose not to develop those reserves. If producers choose not to develop their reserves, or they choose to slow their development rate, in our areas of operation, utilization of our midstream systems will be below anticipated levels. Our inability to provide increased services resulting from reductions in development activity, coupled with the natural decline in production from our current dedicated acreage, would result in our inability to maintain the then-current levels of utilization of our midstream assets, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
If Noble does not maintain its drilling activities on our dedicated acreage, the demand for our fresh water services could be reduced, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.
The fresh water services we provide to Noble assist in Noble’s drilling activities. If Noble does not maintain its drilling activities on our dedicated acreage, its demand for our fresh water services will be reduced regardless of whether we continue to provide our other midstream services on Noble’s production. If the demand for our fresh water services declines for this or any other reason, our results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected. As we begin to provide fresh water services to a third party, which are expected to commence in the third quarter of 2017, the same risks will pertain to such third party.
Substantially all of our assets are controlling ownership interests in our development companies. Because our interests in our development companies represent almost all of our cash-generating assets, our cash flow will depend entirely on the performance of our development companies and their ability to distribute cash to us.
We have a holding company structure, and the primary source of our earnings and cash flow consists exclusively of the earnings of and cash distributions from our development companies. Therefore, our ability to make quarterly distributions to our unitholders will be almost entirely dependent upon the performance of our development companies and their ability to distribute funds to us. We are the sole member of the general partner of each of our development companies, and we control and manage our development companies through our ownership of our development companies’ respective general partners.
The limited partnership agreement governing each development company requires that the general partner of such development company cause such development company to distribute all of its available cash each quarter, less the amounts of cash reserves that such general partner determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of such development company’s business.
The amount of cash each development company generates from its operations will fluctuate from quarter to quarter based on events and circumstances and the actual amount of cash each development company will have available for distribution to its partners, including us, also will depend on certain factors. For a description of the events, circumstances and factors that may affect the cash distributions from our development companies please read “We may not generate sufficient distributable cash flow to make the payment of the minimum quarterly distribution to our unitholders.”
Our midstream assets are currently primarily located in the DJ Basin in Colorado, making us vulnerable to risks associated with operating in a single geographic area.
Our midstream assets are currently located primarily in the DJ Basin in Colorado. As a result of this concentration, and until we expand our operations in the Delaware Basin, we will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, water shortages, drought related conditions or other weather-related conditions or interruption of the processing or transportation of crude oil and natural gas. If any of these factors were to impact the DJ Basin more than other producing regions, our business, financial condition, results of operations and ability to make cash distributions could be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.
We cannot predict the rate at which our customers will develop acreage that is dedicated to us or the areas they will decide to develop.
Our acreage dedication and commitments from Noble cover midstream services in a number of areas that are at the early stages of development, in areas that Noble is still determining whether to develop and in areas where we may have to acquire operating assets from third parties. In addition, Noble owns acreage in areas that are not dedicated to us. We cannot predict which of these areas Noble will determine to develop and at what time. Noble may decide to explore and develop areas in which we have a smaller operating interest in the midstream assets that service that area, or where the acreage is not dedicated to us, rather than areas in which we have a larger operating interest in the midstream assets that service that area. Noble’s decision to develop acreage that is not dedicated to us or that we have a smaller operating interest in may adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. Likewise, we have no ability to influence when or where an unaffiliated third party customer elects to develop acreage that is dedicated to us.
While we have been granted a right of first refusal to provide midstream services on certain acreage that Noble currently owns and on all acreage that Noble acquires onshore in the U.S. (other than in the Marcellus Shale), portions of this acreage may be subject to preexisting dedications that may require Noble to use third parties for midstream services.
Although Noble has granted us a ROFR to provide the midstream services covered by our commercial agreements as well as natural gas processing on all of the dedicated acreage where not all of such services are currently provided, on all of its currently owned acreage in the DJ Basin that has not yet been dedicated, on certain of its currently owned acreage in the Eagle Ford Shale and on all of its future acquired acreage onshore in the United States (other than in the Marcellus Shale), portions of this acreage may be subject to preexisting dedications, rights of first refusal, rights of first offer and other preexisting encumbrances that require Noble to use third parties for midstream services, and, as a result, Noble may be precluded from offering us the opportunity to provide these midstream services on this acreage. Because we do not have visibility as to which acreage Noble may acquire or divest, and what existing dedications, rights of first refusal, rights of first offer or other overriding rights may exist on such acreage, we are unable to predict the value, if any, of our ROFR to provide midstream services on Noble’s acreage onshore in the United States.
We may not be able to economically accept an offer from Noble for us to provide services or purchase assets with respect to which we have a right of first refusal.
Noble is required to offer us, prior to contracting for such opportunity with a third party, the opportunity to provide the midstream services covered by our commercial agreements, which include crude oil gathering, natural gas gathering, produced water gathering, fresh water services and crude oil treating, as well as services of a type provided at natural gas processing plants on certain acreage located in the United States that Noble currently owns or in the future acquires or develops. In addition, Noble is required to offer us, prior to contracting for such opportunity with a third party, the ownership interest in any midstream assets that are located on the acreage for which Noble has granted us a ROFR to provide services. The acreage and assets subject to this ROFR may be located in areas far from our existing infrastructure or may otherwise be undesirable in the context of our business. In addition, we can make no assurances that the terms at which Noble offers us the opportunity to provide these services or purchase these assets will be acceptable to us. Furthermore, another midstream service provider or third party may be willing to accept an offer from Noble that we are unwilling to accept. Our inability to take advantage of the opportunities with respect to such acreage or assets could adversely affect our growth strategy or our ability to maintain or increase our cash distribution level.

We may be unable to grow by acquiring the non-controlling interests in our development companies owned by Noble or midstream assets retained, acquired or developed by Noble, which could limit our ability to increase our distributable cash flow.
Part of our strategy for growing our business and increasing distributions to our unitholders is dependent upon our ability to make acquisitions that increase our distributable cash flow. Part of the acquisition component of our growth strategy is based upon our expectation of future divestitures by Noble to us of retained, acquired or developed midstream assets and portions of its retained, non-controlling interests in our development companies. We have only a ROFO, pursuant to our omnibus agreement that requires Noble to allow us to make an offer with respect to Noble’s retained non-controlling interests in our development companies to the extent Noble elects to sell these interests. In addition, Noble has granted us a ROFR with respect to opportunities to (1) provide services covered by our commercial agreements as well as services of a type provided at natural gas processing plants on certain acreage located in the United State that Noble currently owns or in the future acquires or develops and (2) purchase ownership interests in any assets currently owned by Noble, or in the future developed or acquired by Noble, for the purpose of providing the services described in (1), provided, that, such assets are located onshore in the United States and are not used to provide services with respect to production from the Marcellus Shale. Noble is under no obligation to sell its retained interests in our development companies or offer to sell us additional assets, we are under no obligation to buy any additional interests or assets from Noble and we do not know when or if Noble will decide to sell its retained interests in our development companies or make any offers to sell assets to us. We may never purchase all or any portion of the non-controlling interests in our development companies or any of Noble’s retained, acquired or developed midstream assets onshore in the United States (other than in the Marcellus Shale) for several reasons, including the following:

•	Noble may choose not to sell these non-controlling interests or assets;

•	we may not accept offers for these assets or make acceptable offers for these equity interests;

•	we and Noble may be unable to agree to terms acceptable to both parties;

•	we may be unable to obtain financing to purchase these non-controlling interests or assets on acceptable terms or at all; or

•
we may be prohibited by the terms of our debt agreements (including our credit facility) or other contracts from purchasing some or all of these non-controlling interests or assets, and Noble may be prohibited by the terms of its debt agreements or other contracts from selling some or all of these non-controlling interests or assets. If we or Noble must seek waivers of such provisions or refinance debt governed by such provisions in order to consummate a sale of these non-controlling interests or assets, we or Noble may be unable to do so in a timely manner or at all.

We do not know when or if Noble will decide to sell all or any portion of its non-controlling interests or will offer us any portion of its assets, and we can provide no assurance that we will be able to successfully consummate any future acquisition of all or any portion of such non-controlling interests in our development companies or assets. Furthermore, if Noble reduces its ownership interest in us, it may be less willing to sell to us its retained non-controlling interests in our development companies or its retained assets. In addition, except for our ROFO and ROFR, there are no restrictions on Noble’s ability to transfer its non-controlling interests in our development companies or its retained assets to a third party or non-controlled affiliate. If we do not acquire all or a significant portion of the non-controlling interests in our development companies held by Noble or midstream assets from Noble, our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.
An acquisition from Noble or a third party may reduce, rather than increase, our distributable cash flow or may disrupt our business.
Even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in our distributable cash flow.  Any acquisition involves potential risks that may disrupt our business, including the following, among other things:

•	mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;

•	an inability to successfully integrate the acquired assets or businesses;

•	the assumption of unknown liabilities;

•	exposure to potential lawsuits;

•	limitations on rights to indemnity from the seller;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new geographic areas; and

•	customer or key employee losses at the acquired businesses.

We may not be able to attract dedications of additional third-party volumes, in part because our industry is highly competitive, which could limit our ability to grow and increase our dependence on Noble.

Part of our long-term growth strategy includes diversifying our customer base by identifying additional opportunities to offer services to third parties in our areas of operation. To date and over the near term, substantially all of our revenues have been and will be earned from Noble relating to its operated wells on our dedicated acreage. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. Any lack of available capacity on our systems for third-party volumes will detrimentally affect our ability to compete effectively with third-party systems for crude oil and natural gas from reserves associated with acreage other than our then-current dedicated acreage. In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of crude oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
Our efforts to attract additional third parties as customers may be adversely affected by our relationship with Noble and the fact that a substantial majority of the capacity of our midstream systems will be necessary to service its production on our dedicated acreage and our desire to provide services pursuant to fee-based agreements. As a result, we may not have the capacity to provide services to additional third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, potential third-party customers who are significant producers of crude oil and natural gas may develop their own midstream systems in lieu of using our systems. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to make cash distributions to our unitholders.
To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.
In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of growth capital expenditures associated with our operating interests in our development companies, to purchase or construct new midstream systems, or to fulfill our commitments to service acreage committed to us by our customers. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional common units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Also, due to our relationship with Noble, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to the financial condition of Noble or adverse changes in Noble’s credit ratings. Any material limitation on our ability to access capital as a result of such adverse changes to Noble could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes affecting Noble could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, or could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. We will also rely on Noble to make its portion of capital expenditures on our assets, and to the extent that Noble is unable or unwilling to make these capital expenditures, we may not be able to grow at our expected rate or at all.
Even if we are successful in obtaining the necessary funds to support our growth plan, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then current distribution rate, which could materially decrease our ability to pay distributions at the then prevailing distribution rate. While we have historically received funding from Noble, none of Noble, our general partner or any of their respective affiliates is committed to providing any direct or indirect financial support to fund our growth.
The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow and not solely on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on our profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record a net loss for financial accounting purposes, and conversely, we might fail to make cash distributions during periods when we record net income for financial accounting purposes.
Increased competition from other companies that provide midstream services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.

Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete for third-party customers primarily with other crude oil and natural gas gathering systems and fresh and saltwater service providers. Some of our competitors have greater financial resources and may now, or in the future, have access to greater supplies of crude oil and natural gas than we do. Some of these competitors may expand or construct gathering systems that would create additional competition for the services we would provide to third-party customers. In addition, potential third-party customers may develop their own gathering systems instead of using ours. Moreover, Noble and its affiliates are not limited in their ability to compete with us outside of our dedicated area.
Further, hydrocarbon fuels compete with other forms of energy available to end-users, including electricity and coal. Increased demand for such other forms of energy at the expense of hydrocarbons could lead to a reduction in demand for our services.
All of these competitive pressures could make it more difficult for us to retain our existing customers or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by our systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.
Our construction of new midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, contractual, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition and, as a result, our ability to distribute cash to unitholders.
The construction of additions or modifications to our existing systems and the expansion into new production areas to service Noble or our third party customer involve numerous regulatory, environmental, political and legal uncertainties beyond our control, may require the expenditure of significant amounts of capital, and we may not be able to construct in certain locations due to setback requirements or expand certain facilities that are deemed to be part of a single source. Regulations clarifying how oil and gas production facility emissions must be aggregated under the Clean Air Act permitting program were finalized in June 2016. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs. Financing may not be available on economically acceptable terms or at all. As we build infrastructure to meet our customers’ needs, we may not be able to complete such projects on schedule, at the budgeted cost or at all.
Our revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. For instance, to accommodate development plans of our unaffiliated third party customer, we began to make capital expenditures in the second half of 2016, with construction of new infrastructure to meet our obligations under our commercial agreements continuing through 2017, and we may not receive any material increases in revenues until the project is completed or at all, for any number of reasons including if the development schedule of such customer is not executed as planned. We may construct facilities to capture anticipated future production growth from Noble or another customer in an area where such growth does not materialize. As a result, new midstream assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
Further, our investments in the Delaware Basin may not result in increased revenue or such revenue may be delayed if Noble, for any reason, including with our consent, does not terminate the existing dedications to third parties in a timely manner. In addition, in preparation for providing services to Noble in the Delaware Basin to acreage previously serviced under dedications to third parties or to acreage not yet developed, we began making capital investments in the second half of 2016, and we may not succeed in developing sufficient infrastructure to be in a position to take over the midstream operations required to service this acreage as the existing dedications to third party providers expire. If we fail to complete our capital improvements prior to the expiration of such existing dedications, or fail to secure required permits, rights of way or other access, Noble may extend the term of its existing dedications to incumbent third party providers to accommodate our delays, or may be released entirely from dedications to us. In these cases, we may not receive revenues until such extended terms expire or at all. We cannot predict what terms, including length of extension, our customers can secure with other providers or predict whether they would exercise their rights to be released from our dedications. In these circumstances, we may expend significant capital developing infrastructure for which we do not generate revenue.
The construction of additions to our existing assets may require us to obtain new rights-of-way, surface use agreements or other real estate agreements prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new crude oil, natural gas and water sources to our existing infrastructure or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way, leases or other agreements, and our fees may only be increased above the annual year-over-year increase by mutual agreement between us and our customer. If the cost of renewing or obtaining new agreements increases, our cash flows could be adversely affected.

We are subject to regulation by multiple governmental agencies, which could adversely impact our business, results of operations and financial condition.
We are subject to regulation by multiple federal, state and local governmental agencies. Proposals and proceedings that affect the midstream industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions, agencies and courts. We cannot predict when or whether any such proposals or proceedings may become effective or the magnitude of the impact changes in laws and regulations may have on our business. However, additions to the regulatory burden on our industry can increase our cost of doing business and affect our profitability.
The rates of our regulated assets are subject to review and reporting by federal regulators, which could adversely affect our revenues.
Currently, only the crude oil gathering system servicing the East Pony IDP transports crude oil in interstate commerce. Pipelines that transport crude oil in interstate commerce are, among other things, subject to rate regulation by the FERC, unless such rate requirements are waived. We applied for and received a waiver of the FERC’s tariff requirements. This temporary waiver is subject to revocation. We are required to inform the FERC of any change in circumstances upon which the waiver was granted. Should the pipeline’s circumstances change, the FERC could find that transportation on the East Pony IDP no longer qualifies for a waiver. In the event that the FERC were to determine that the crude oil gathering system servicing the East Pony IDP no longer qualified for the waiver, we would likely be required to comply with the tariff and reporting requirements, including filing a tariff with the FERC and providing a cost justification for the transportation rates, and providing service to all potential shippers, without undue discrimination. A revocation of the temporary waiver for this pipeline could adversely affect the results of our revenues.
We may also be required to respond to requests for information from government agencies, including compliance audits conducted by the FERC.
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on White Cliffs Pipeline and East Pony IDP in the event the temporary waiver does not remain in effect, and any other natural gas or liquids pipeline that is determined to be under the jurisdiction of the FERC. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al. v. FERC, finding that the FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting an interstate petroleum products pipeline organized as a limited partnership to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline partnership owners double-recovering their income taxes. The court vacated the FERC’s order and remanded to the FERC to consider mechanisms for demonstrating that there is no double recovery as a result of the income tax allowance. There is not likely to be definitive resolution of these issues for some time, and the ultimate outcome of this proceeding is not certain and could result in changes going forward to the FERC’s treatment of income tax allowances in the cost of service or to the discounted cash flow return on equity. Depending upon the resolution of these issues, the cost of service rates of any interstate natural gas pipelines and interstate liquids pipeline could be affected to the extent it proposes new rates or changes its existing rates or if its rates are subject to complaint or challenged by the FERC.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, also known as the Pipeline Safety and Job Creation Act, is the most recent federal legislation to amend the NGPSA, and the HLPSA, which are pipeline safety laws, requiring increased safety measures for natural gas and hazardous liquids pipelines. Among other things, the Pipeline Safety and Job Creation Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, material strength testing, and verification of the maximum allowable pressure of certain pipelines. The Pipeline Safety and Job Creation Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1.0 million to $2.0 million for a related series of violations. In addition, in 2016, the PHMSA announced a proposal to expand integrity management requirements and impose new pressure testing requirements on regulated pipelines. The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements. The safety enhancement requirements and other provisions of the Pipeline Safety and Job Creation Act as well as any implementation of PHMSA rules thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.

Our ownership interest in White Cliffs LLC could require us to make capital contributions from time to time, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We currently own a 3.33% non-operating interest in White Cliffs LLC. Because we do not operate or control White Cliffs LLC, we do not have control over decisions to make maintenance and growth capital expenditures on the White Cliffs Pipeline. Furthermore, White Cliffs LLC is subject to many of the same environmental and regulatory risks that our assets are subject to, including regulation by the FERC. To the extent that the operator of White Cliffs LLC decides to make capital expenditures for White Cliffs LLC or White Cliffs LLC becomes subject to regulatory assessments, we could be required to contribute additional capital to White Cliffs LLC, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
If third-party pipelines or other facilities interconnected to our midstream systems become partially or fully unavailable, or if the volumes we gather or treat do not meet the quality requirements of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our midstream systems are connected to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third-party pipelines or facilities is not within our control. If any of these pipelines or facilities becomes unable to transport, treat or process natural gas or crude oil, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our exposure to commodity price risk may change over time and we cannot guarantee the terms of any existing or future agreements for our midstream services with third parties or with Noble.
We currently generate the majority of our revenues pursuant to fee-based agreements under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. However, Noble is exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.
Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our revolving credit facility will limit our ability to, among other things:
•incur or guarantee additional debt;
•redeem or repurchase units or make distributions under certain circumstances;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.
Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios.
The provisions of our revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production by our customers, which could reduce the throughput on our gathering and other midstream systems, which could adversely impact our revenues.
We do not conduct hydraulic fracturing operations, but substantially all of Noble’s crude oil and natural gas production on our dedicated acreage is developed from unconventional sources that require hydraulic fracturing as part of the completion process. The majority of our fresh water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Recently, however, several federal agencies have asserted jurisdiction over the process. For example, the EPA has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, and an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances and Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Also, in June 2016, the EPA finalized rules which prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.
We, Noble or any third-party customers may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.
As an owner and operator of gathering systems, we are subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment and worker health and safety. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customers’ operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customers’ operations. Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of injunctions or administrative orders limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect the amount of cash we have available for distribution. We cannot provide any assurance that changes in or additions to public policy regarding the protection of the environment and worker health and safety will not have a significant impact on our operations and the amount of cash we have available for distribution.
Our operations also pose risks of environmental liability due to leakage, migration, releases or spills to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting the amount of cash we have available for distribution. See Items 1. and 2. Business and Properties – Regulations.

Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the crude oil and natural gas that we gather while potential physical effects of climate change could disrupt Noble’s and our other customers’ production and cause us to incur significant costs in preparing for or responding to those effects.
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that emit GHGs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rule makings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore crude oil and natural gas production sources in the U.S. on an annual basis.
Climate and related energy policy, laws and regulations could change quickly, and substantial uncertainty exists about the nature of many potential developments that could impact the sources and uses of energy. In December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. The Paris Agreement is intended to succeed the Kyoto Protocol and must be ratified by the 55 countries that produce 55% of the world’s GHGs before it becomes fully effective. Towards that end, the United States committed to achieve an economy-wide target of reducing its GHG emissions by 26-28% less than the 2005 level in 2025 and to use best efforts to reach a 28% reduction. To obtain those reductions, the EPA has been proposing and issuing various rules, including a rule issued in May 2016 to control methane air emissions from crude oil and natural gas sources. These regulations could result in increased costs for our operations and for the operations our customers. Many states also are pursuing climate requirements either directly or indirectly through such measures as alternative fuel mandates. These measures may reduce the future demand for our products, particularly crude oil. And, in February 2014, Colorado’s Air Quality Control Commission approved comprehensive changes to rules governing crude oil and natural gas activities in the state, including the nation’s first-ever regulations designed to detect and reduce methane emissions.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the crude oil and natural gas we gather. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations or our customer’s exploration and production operations, which in turn could affect demand for our services. Please read Items 1. and 2. Business and Properties – Regulations.
Certain plant or animal species are or could be designated as endangered or threatened, which could have a material impact on our and Noble’s operations.
The ESA restricts activities that may affect endangered or threatened species or their habitats. Many states have analogous laws designed to protect endangered or threatened species. Such protections, and the designation of previously undesignated species under such laws, may affect our and Noble’s operations by imposing additional costs, approvals and accompanying delays.
A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our operating expenses to increase, limit the rates we charge for certain services and decrease the amount of cash we have available for distribution.
Although the FERC has not made a formal determination with respect to the facilities we consider to be natural gas gathering pipelines, we believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the Natural Gas Policy Act, or NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.
Our natural gas gathering pipelines are exempt from the jurisdiction of the FERC under the NGA, but FERC regulation may indirectly impact gathering services. The FERC’s policies and practices across the range of its crude oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate crude oil and natural gas pipelines. However, we cannot assure that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the natural gas gathering services.
Natural gas gathering may receive greater regulatory scrutiny at the state level. Therefore, our natural gas gathering operations could be adversely affected should they become subject to the application of state regulation of rates and services. Our gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on our operations, but we could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
In addition, certain of our crude oil gathering pipelines do not provide interstate services and therefore are not subject to regulation by the FERC pursuant to the ICA. The distinction between FERC-regulated interstate pipeline transportation, on the one hand, and intrastate pipeline transportation, on the other hand, also is a fact-based determination. The classification and regulation of these crude oil gathering pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. We cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our gathering pipeline systems and the services we provide on those systems are within the FERC’s jurisdiction. If it is determined that some or all of our crude oil gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, the imposition of possible cost-of-service rates and common carrier requirements on those systems could adversely affect the results of our operations on those systems.
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to make cash distributions and, accordingly, the market price for our common units.
Our operations are subject to all of the hazards inherent in the gathering of crude oil, natural gas and produced water and the delivery and storage of fresh water, including:

•
damage to pipelines, centralized gathering facilities, pump stations, related equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism or acts of third parties;

•	leaks of crude oil, natural gas or NGLs or losses of crude oil, natural gas or NGLs as a result of the malfunction of, or other disruptions associated with, equipment or facilities;

•	fires, ruptures and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.

We do not own in fee any of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.
We do not own in fee any of the land on which our midstream systems have been constructed. Our only interests in these properties are rights granted under surface use agreements, rights-of-way, surface leases or other easement rights, which may limit or restrict our rights or access to or use of the surface estates. Accommodating these competing rights of the surface owners may adversely affect our operations. In addition, we are subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way, surface leases or other easement rights or if such usage rights lapse or terminate. We may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew rights-of-way, surface leases or other easement rights or otherwise, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.
A shortage of equipment and skilled labor could reduce equipment availability and labor productivity and increase labor and equipment costs, which could have a material adverse effect on our business and results of operations.
Our gathering and other midstream services require special equipment and laborers who are skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. If we experience shortages of necessary equipment or skilled labor in the future, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase or if we experience materially increased health and benefit costs for employees, our business and results of operations could be materially and adversely affected.
The loss of key personnel could adversely affect our ability to operate.
We depend on the services of a relatively small group of our general partner’s senior management. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our general partner’s senior management, including Terry R. Gerhart, our Chief Executive Officer, John F. Bookout, IV, our Chief Financial Officer, Thomas W. Christensen, our Chief Accounting Officer, and John C. Nicholson, our Chief Operating Officer could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.
We do not have any officers or employees and rely on officers of our general partner and employees of Noble.
We are managed and operated by the board of directors and executive officers of our general partner. Our general partner has no employees and relies on the employees of Noble to conduct our business and activities.
Noble conducts businesses and activities of its own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to both our general partner and Noble. If our general partner and the officers and employees of Noble do not devote sufficient attention to the management and operation of our business and activities, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected.
Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
Our future level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including building additional gathering pipelines needed for required connections and building additional centralized gathering facilities pursuant to our gathering agreements) or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to effect any of these actions on satisfactory terms or at all.

Increases in interest rates could adversely affect our business.
We will have exposure to increases in interest rates. Although we do not currently have any outstanding indebtedness, if we assume an average debt level of $20 million, comprised of funds drawn on our revolving credit facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $0.2 million As a result, our results of operations, cash flows and financial condition and, as a result, our ability to make cash distributions to our unitholders, could be materially adversely affected by significant increases in interest rates.
Terrorist attacks or cyber-attacks could have a material adverse effect on our business, financial condition or results of operations.
Terrorist attacks or cyber-attacks may significantly affect the energy industry, including our operations and those of Noble and our other potential customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.
A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.
The oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems such as SCADA (supervisory control and data acquisition) now control large scale processes that can include multiple sites and long distances, such as oil and gas pipelines.
We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data and to communicate with our employees and business partners. Our business partners, including vendors, service providers, and financial institutions, are also dependent on digital technology. The technologies needed to conduct midstream activities make certain information the target of theft or misappropriation.
As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, also has increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. SCADA-based systems are potentially vulnerable to targeted cyber attacks due to their critical role in operations.
Our technologies, systems, networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.
A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:

•
a cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;

•	a cyber attack on downstream pipelines could prevent us from delivering product at the tailgate of our facilities, resulting in a loss of revenues;

•	a cyber attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;

•	a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and

•	business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our units.
Our implementation of various controls and processes, including globally incorporating a risk-based cyber security framework, to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Risks Inherent in an Investment in Us
Our general partner and its affiliates, including Noble, have conflicts of interest with us and our partnership agreement eliminates their default fiduciary duties to us and our unitholders and replaces them with contractual standards that may allow our general partner and its affiliates to favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of Noble, and Noble is under no obligation to adopt a business strategy that favors us.
Noble directly owns an aggregate 54.8% limited partner interest in us. In addition, Noble owns and controls our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the interests of our partnership, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Noble. Conflicts of interest may arise between Noble and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Noble, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Noble to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Noble to increase or decrease crude oil or natural gas production on our dedicated acreage, pursue and grow particular markets or undertake acquisition opportunities for itself. Noble’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Noble;

•	Noble may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•
our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties and limits our general partner’s liabilities and the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty under applicable Delaware law;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•
our general partner will determine the amount and timing of, among other things, cash expenditures, borrowings and repayments of indebtedness, the issuance of additional partnership interests, the creation, increase or reduction in cash reserves in any quarter and asset purchases and sales, each of which can affect the amount of cash that is available for distribution to unitholders;

•
our general partner will determine the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•	our general partner will determine which costs incurred by it are reimbursable by us;

•
our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

•
our partnership agreement permits us to classify up to $45.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to Noble in respect of the incentive distribution rights;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our gathering agreements with Noble, the ROFR and ROFO;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•
Noble, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our common unitholders. This election could result in lower distributions to our common unitholders in certain situations.

Neither our partnership agreement nor our omnibus agreement will prohibit Noble or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our general partner or any of its affiliates, including Noble and executive officers and directors of our general partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, Noble and other affiliates of our general partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets (except to the extent the ROFR or ROFO pertain to such assets). As a result, competition from Noble and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.
Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional partnership interests, including partnership interests ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our common unitholders will have no preemptive or other rights (solely as a result of their status as common unitholders) to purchase any such additional partnership interests. The incurrence of additional commercial bank borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.
Our general partner will be required to deduct estimated maintenance capital expenditures from our operating surplus, which may result in less cash available for distribution to unitholders from operating surplus than if actual maintenance capital expenditures were deducted.
Maintenance capital expenditures are those capital expenditures made to maintain, over the long term, our operating capacity or operating income. Our partnership agreement requires our general partner to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus in determining cash available for distribution from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus will be subject to review and change by our general partner’s board of directors at least once a year, provided that any change is approved by the conflicts committee of our general partner’s board of directors. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders from operating surplus will be lower than if actual maintenance capital expenditures had been deducted from operating surplus. On the other hand, if our general partner underestimates the appropriate level of estimated maintenance capital expenditures, we will have more cash available for distribution from operating surplus in the short term but will have less cash available for distribution from operating surplus in future periods when we have to increase our estimated maintenance capital expenditures to account for the previous underestimation.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Delaware law provides that a Delaware limited partnership may, in its partnership agreement, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to limited partners and the partnership, provided that the partnership agreement may not eliminate the implied contractual covenant of good faith and fair dealing. This implied covenant is a judicial doctrine utilized by Delaware courts in connection with interpreting ambiguities in partnership agreements and other contracts, and does not form the basis of any separate or independent fiduciary duty in addition to the express contractual duties set forth in our partnership agreement. Under the implied contractual covenant of good faith and fair dealing, a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action.
As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.
Our partnership agreement restricts the remedies available to holders of our units and for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•
provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was not adverse to the interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

•
provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Cost reimbursements, which will be determined in our general partner’s sole discretion, and fees due our general partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to unitholders.
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and operational services and secondment agreement, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement, we will be required to reimburse Noble for the provision of certain administrative support services to us. Under our operational services and secondment agreement, we will be required to reimburse Noble for the provision of certain operation services and related management services in support of our operations.

Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we will reimburse our general partner and its affiliates may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.
Unitholders have very limited voting rights and, even if they are dissatisfied, they will have limited ability to remove our general partner.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders will not have “say-on-pay” advisory voting rights. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by its sole member, which is owned by Noble. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Our general partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2⁄3% of the outstanding units, including any units owned by our general partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business. Noble currently owns 54.8% of our total outstanding common units and subordinated units on an aggregate basis. As a result, our public unitholders will have limited ability to remove our general partner.
Furthermore, unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.
Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Our partnership agreement restricts the voting rights of certain unitholders owning 20% or more of our common units.
Unitholders’ voting rights are restricted by a provision of our partnership agreement providing that any person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the Board of Directors of our general partner, cannot vote on any matter.
Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Noble to transfer its membership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices.
The incentive distribution rights held by Noble may be transferred to a third party without unitholder consent.
Noble may transfer our incentive distribution rights to a third party at any time without the consent of our unitholders. If Noble transfers our incentive distribution rights to a third party but retains its ownership of our general partner interest, it may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of our incentive distribution rights. For example, a transfer of incentive distribution rights by Noble could reduce the likelihood of Noble selling or contributing additional midstream assets to us, as Noble would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
We may issue an unlimited number of additional partnership interests without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•our unitholders’ proportionate ownership interest in us will decrease;
•the amount of cash we have available to distribute on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of our common units may decline.
The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of Noble:

•	management of our business may no longer reside solely with our current general partner; and

•
affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us except with respect to rights of first refusal contained in our omnibus agreement.

Noble may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
Noble currently holds 1,527,584 common units and 15,902,584 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Noble with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.
Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to unitholders.
Affiliates of our general partner, including Noble, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us except with respect to dedications contained in our commercial agreements and rights of first refusal and rights of first offer contained in our omnibus agreement.
None of our partnership agreement, our omnibus agreement, our commercial agreements or any other agreement in effect will prohibit Noble or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our general partner or any of its affiliates, including Noble and executive officers and directors of our general partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us except with respect to dedications contained in our commercial agreements and rights of first refusal and rights of first offer contained in our omnibus agreement. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, Noble and other affiliates of our general partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Noble and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.
Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. Our general partner and its affiliates currently own approximately 9.61% of our common units (excluding any common units owned by the directors and executive officers of our general partner and certain other individuals as selected by our general partner under our directed unit program). At the end of the subordination period (which could occur as early as the quarter ending September 30, 2017), assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 54.8% of our outstanding common units (excluding any common units purchased by the directors and executive officers of our general partner and certain other individuals as selected by our general partner under our directed unit program) and therefore would not be able to exercise the call right at that time.
Unitholders may have to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
Noble, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or our common unitholders. This election could result in lower distributions to our common unitholders in certain situations.
Noble, as the initial holder of our incentive distribution rights, has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (50%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If Noble elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to Noble will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in such two quarters. We anticipate that Noble would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that Noble could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units in connection with resetting the target distribution levels. Additionally, Noble has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee will have the same rights as Noble relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.
Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption.
As a result of certain laws and regulations to which we are or may in the future become subject, we may require owners of our common units to certify that they are both U.S. citizens and subject to U.S. federal income taxation on our income. Units held by persons who our general partner determines are not “eligible holders” at the time of any requested certification in the future may be subject to redemption. “Eligible holders” are limited partners whose (or whose owners’) (i) U.S. federal income tax status or lack of proof of U.S. federal income tax status does not have and is not reasonably likely to have, as determined by our general partner, a material adverse effect on the rates that can be charged to customers by us or our subsidiaries with respect to assets that are subject to regulation by the FERC or similar regulatory body and (ii) nationality, citizenship or other related status does not create and is not reasonably likely to create, as determined by our general partner, a substantial risk of cancellation or forfeiture of any property in which we have an interest. The aggregate redemption price for redeemable interests will be an amount equal to the current market price (the date of determination of which will be the date fixed for redemption) of limited partner interests of the class to be so redeemed multiplied by the number of limited partner interests of each such class included among the redeemable interests. For these purposes, the “current market price” means, as of any date for any class of limited partner interests, the average of the daily closing prices per limited partner interest of such class for the 20 consecutive trading days immediately prior to such date. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. The units held by any person the general partner determines is not an eligible holder will not be entitled to voting rights.
Our partnership agreement will designate the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which would limit our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.
Our partnership agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) shall be the exclusive forum for any claims, suits, actions or proceedings (i) arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among our partners, or obligations or liabilities of our partners to us, or the rights or powers of, or restrictions on, our partners or us), (ii) brought in a derivative manner on our behalf, (iii) asserting a claim of breach of a duty owed by any of our, or our general partner’s, directors, officers, or other employees, or owed by our general partner, to us or our partners, (iv) asserting a claim against us arising pursuant to any provision of the Delaware Act or (v) asserting a claim against us governed by the internal affairs doctrine.
If any person brings any of the aforementioned claims, suits, actions or proceedings (including any claims, suits, actions or proceedings arising out of this offering) and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. In addition, our partnership agreement provides that each limited partner irrevocably waives the right to trial by jury in any such claim, suit, action or proceeding. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such claims, suits, actions or proceedings. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.
The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
Our common units are listed on the NYSE. Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC, which is our annual report for the year ended December 31, 2016. To comply with the requirements of being a publicly traded partnership, we may need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. Furthermore, while we generally must comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2017, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2019. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.
For as long as we are an “emerging growth company,” we will not be required to comply with certain disclosure requirements that apply to other public companies.
We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,’ which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) provide certain disclosure regarding executive compensation required of larger public companies or (4) hold non-binding advisory votes on executive compensation. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, become a large accelerated filer or issue more than $1.0 billion of non-convertible debt over a three-year period.
To the extent that we rely on any of the exemptions available to “emerging growth companies,” we will provide less information about our executive compensation and internal controls over financial reporting than issuers that are not “emerging growth companies.” If some investors find our common units to be less attractive as a result, there may be a less active trading market for our common units and our trading price may be more volatile.
We will incur increased costs as a result of being a publicly-traded partnership.
Prior to the Offering, we had no history operating as a publicly-traded partnership. As a publicly-traded partnership, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, require publicly-traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly-traded partnership. As a result, the amount of cash we have available for distribution to our unitholders will be affected by the costs associated with being a publicly-traded partnership.
As a result of the Offering, we became subject to the public reporting requirements of the Exchange Act. We expect these rules and regulations to increase certain of our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming a publicly-traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our SEC reporting requirements.
We also incur significant expense related to director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board or as executive officers.
If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.
Our initial assets will consist of direct and indirect ownership interests in our development companies as well as ownership interests in other midstream ventures. If a sufficient amount of our assets, such as our ownership interests in other midstream ventures, now owned or in the future acquired, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, or the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation for federal income tax purposes. As a result, we would pay federal income tax on our taxable income at the corporate tax rate, distributions to our unitholders would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Moreover, registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase of additional interests in our midstream systems from Noble, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.
Unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for any and all of our obligations as if that unitholder were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
such unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Tax Risks
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes.
Despite the fact that we are a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced.
Moreover, changes in current state law may subject us to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to our unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for federal income tax purposes.
Further, final Treasury Regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying satisfies the requirements under the final regulations. However, there are no assurances that the final regulations will not be revised to take a position that is contrary to our interpretation of current law.
We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution levels may be adjusted to reflect the impact of that law on us.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow to our unitholders.
The IRS may adopt positions that differ from the conclusions of our counsel expressed in this Annual Report or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our distributable cash flow.
Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partnership with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.
Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.
Because a unitholder is treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income is taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of common units if the amount realized on a sale of the common units is less than the unitholder’s adjusted basis in common units. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and pay tax on their share of our taxable income.
We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, our depreciation and amortization positions may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. Andrews Kurth Kenyon LLP is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from a unitholder's sale of common units and could have a negative impact on the value of our common units or result in tax return audit adjustments.
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We will prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although recently issued final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these Treasury Regulations do not specifically authorize all aspects of the proration method we currently plan to adopt. Accordingly, Andrews Kurth Kenyon LLP is unable to opine on the validity of our method of allocating income, gain, loss and deduction among transferor and transferee unitholders. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Andrews Kurth Kenyon LLP has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to effect a short sale of common units; therefore, our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our common units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction for federal income tax purposes.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of our taxable income or loss and a unitholder’s distributive share of these items. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our items of income, gain, loss and deduction and a unitholder’s distributive share of these items without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if the relief discussed below is not available) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. Moreover, a technical termination might either accelerate the application of, or subject us to, any tax legislation enacted before the termination. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

Item 1B.  Unresolved Staff Comments
None.
Item 3.  Legal Proceedings
We may become involved in various legal proceedings in the ordinary course of business. These proceedings would be subject to the uncertainties inherent in any litigation, and we will regularly assess the need for accounting recognition or disclosure of these contingencies. We will defend ourselves vigorously in all such matters.
Information regarding legal proceedings is set forth in Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Information regarding environmental proceedings is set forth in Items 1. and 2. Business and Properties – Regulation of Operations – Environmental Matters – Water – Colorado Water Quality Control Act of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Item 4.  Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On September 15, 2016, our common units began trading on the New York Stock Exchange under the symbol “NBLX.” On September 20, 2016, Noble Midstream completed its public offering of 14,375,000 common units representing limited partner interests in Noble Midstream, which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts).
On December 31, 2016, our common units were held by 5 holders of record. The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of December 31, 2016, Noble owned 1,527,584 of our common units and 15,902,584 of our subordinated units, which together represent a 54.8% limited partner interest in us.
The following table sets forth the range of high and low sales prices per common unit as reported on the NYSE and the cash distributions per unit declared on the common units from the closing of our initial public offering through December 31, 2016:

	Common Unit Price		Quarterly Cash Distribution per Unit (1)
	High	Low
2016
Third Quarter (2)	$28.14	$26.00	$—
Fourth Quarter	$40.16	$26.92	$0.4333

(1)
Represents cash distribution attributable to the quarter and declared and paid within 45 days of quarter end pursuant to our partnership agreement. See Distributions of Available Cash, below. The distribution for the fourth quarter is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016.

(2)	Period begins September 15, 2016, the commencement date of trading of the common units.
Securities Authorized for Issuance Under Equity Compensation Plans
In connection with the completion of the Offering, the Board of Directors for our general partner adopted the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP), which permits the issuance of up to 1,860,000 common units. Effective October 28, 2016, we awarded restricted common units to our two outside directors. See Item 8. Financial Statements and Supplementary Data – Note 9. Unit-Based Compensation. See Item 12. Security Ownership of Certain Beneficial Owners and Management for information regarding our equity compensation plan as of December 31, 2016.
Distributions of Available Cash
General
Our partnership agreement requires that, within 45 days after the end of each quarters beginning with the quarter ending December 31, 2016, we distribute all of our available cash to unitholders of record on the applicable record date. No distribution was declared for the 10-day period ended September 30, 2016. The distribution for the quarter ending December 31, 2016 was adjusted by an amount that covers the period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016, based on the number of days in that period.
On January 26, 2017, the Board of Directors declared a quarterly cash distribution of $0.4333 per common unit. The distribution will be paid February 14, 2017, to unitholders of record on February 6, 2017. The distribution is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016.
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions and for anticipated future credit needs);

•
comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which we or any of our subsidiaries is a party or by which we or such subsidiary is bound or we or such subsidiary’s assets are subject; or

•
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions pursuant to this bullet point if the effect of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings incurred under a credit facility, commercial paper facility or similar financing arrangement that are used solely for working capital purposes or to pay distributions to our partners and with the intent of the borrower to repay such borrowings within twelve months with funds other than from additional working capital borrowings.
Intent to Distribute the Minimum Quarterly Distribution
Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.375 per unit, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement.
General Partner Interest
Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity securities in us that will entitle it to receive distributions.
Incentive Distribution Rights (IDRs)
Noble currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus in excess of $0.4313 per unit per quarter. The maximum distribution of 50% does not include any distributions that Noble may receive on common units or subordinated units that it owns.
Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of Noble, as holder of our IDRs, and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit.” The percentage interests shown for our unitholders and Noble for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below assume that Noble has not transferred its IDRs and that there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	IDR Holders
Minimum Quarterly Distribution	$0.3750	100%	—%
First Target Distribution	above $0.3750 up to $0.4313	100%	—%
Second Target Distribution	above $0.4313 up to $0.4688	85%	15%
Third Target Distribution	above $0.4688 up to $0.5625	75%	25%
Thereafter	above $0.5625	50%	50%
Subordination Units and Subordination Period
Our partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. No arrearages will accrue or be payable on the subordinated units.

When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.
Subordinated Units
Noble owns 15,902,584 subordinated units, which represents all of our subordinated units.
Definition of Subordination Period
The subordination period will end on the first business day following the distribution of available cash in respect of any quarter beginning after September 30, 2019 that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $1.50 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.50 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.
Early Termination of the Subordination Period
Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending September 30, 2017, that each of the following tests are met:

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

Item 6. Selected Financial Data
Selected Financial Data for periods prior to September 20, 2016 represent the Contributed Businesses of certain of Noble's midstream assets as the accounting Predecessor to the Partnership, presented on a carve-out basis of Noble’s historical ownership of the Predecessor. The Predecessor financial data has been prepared from the separate records maintained by Noble and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported.

	Year Ended December 31,
(thousands, except as noted)	2016	2015	2014
Statement of Operations
Revenues: Midstream Services — Affiliate	$160,724	$87,837	$2,086
Net Income (Loss) and Comprehensive Income (Loss)	85,502	38,042	(15,091)
Net Income Subsequent to the Offering on September 20, 2016	39,512	(1)	(1)
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	28,458	(1)	(1)

Per Share Data
Net Income Subsequent to the Offering on September 20, 2016 Per Common Unit — Basic and Diluted	$0.89	(1)	(1)
Net Income Subsequent to the Offering on September 20, 2016 Per Subordinated Unit — Basic and Diluted	0.89	(1)	(1)
Cash Distribution Declared Per Limited Partner Unit(2)	0.4333	(1)	(1)

Balance Sheet
Cash and Cash Equivalents	$57,421	$26,612	$—
Total Property, Plant and Equipment, Net	279,403	250,933	195,513
Total Assets	369,359	305,318	216,512
Total Liabilities	26,454	41,779	2,839
Total Equity	342,905	263,539	213,673

Cash Flows
Net Cash Provided by (Used in) Operating Activities	$118,451	$69,394	$(12,534)
Net Cash Used in Investing Activities	(38,137)	(54,461)	(79,904)
Net Cash (Used in) Provided by Financing Activities	(49,505)	11,679	92,438

Non-GAAP Financial Measures(3)
EBITDA	$126,229	$72,754	$(9,388)
EBITDA Subsequent to the Offering on September 20, 2016	42,449	(1)	(1)
EBITDA Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	30,655	(1)	(1)
Distributable Cash Flow of Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	28,383	(1)	(1)

Throughput Volumes
Crude Oil Gathering Volumes (Bbl/d)	45,236	33,977	16,522
Natural Gas Gathering Volumes (MMBtu/d)	132,147	86,103	71,137
Crude Oil and Natural Gas Gathering Volumes (MBoe/d)	62	45	26
Produced Water Gathering Volumes (Bbl/d)	10,592	5,198	5,422
Fresh Water Services Volumes (Bbl/d)	94,227	51,980	43,797

(1)	Information not applicable for the periods prior to the Offering on September 20, 2016.

(2)
No distribution was declared for the 10-day period ended September 30, 2016. The distribution for the quarter ending December 31, 2016 was adjusted by an amount that covers the period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016, based on the number of days in that period. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(3)
EBITDA and Distributable Cash Flow are not defined in GAAP and should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP. For definitions and reconciliations of EBITDA and Distributable Cash Flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a narrative about our business from the perspective of our management. Our MD&A is presented in the following major sections:

•	Executive Overview;

•	Operating Outlook;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies and Estimates.
Predecessor  This Annual Report on Form 10-K includes the assets, liabilities and results of operations of the Contributed Businesses on a carve-out basis (our Predecessor for accounting purposes) for periods prior to September 20, 2016, the date on which we completed the Offering. Our future results of operations may not be comparable to our Predecessor’s historical results of operations.
Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under “Disclosure Regarding Forward-Looking Statements” in this Form 10-K.
EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership formed by Noble to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services for Noble through long-term, fixed-fee contracts.
Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas. Noble intends for us to become the primary vehicle for its midstream operations in the onshore United States, outside of the Marcellus Shale in the northeastern U.S. We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
Business Strategies
Our principal business objectives are as follows:

•	Ensuring the ongoing stability of our business by providing outstanding service to our upstream customers; and

•	Generating stable cash flows, providing for potential future increases in quarterly cash distributions paid to our unitholders over time.
We expect to achieve these objectives through the following business strategies:

•
Acting as the primary provider of midstream services in Noble’s dedicated areas. We are strategically positioned to expand our delivery of midstream services within the areas dedicated to us as Noble executes on its drilling and development plans.

•
Pursuing accretive acquisitions from Noble and third parties. We believe Noble is strongly incentivized to help us grow our business. This includes offering us the opportunity to acquire midstream assets it has retained, develops or acquires in the future and elects to sell. Additionally, we believe that we are positioned to pursue acquisitions from third parties.

•
Attracting additional third-party business. We believe that our portfolio of assets and our execution and operational capabilities will position us favorably to compete for additional third-party production.

•
Focusing on long-term, fixed-fee arrangements to mitigate direct commodity price exposure and enhance the stability of our cash flows. We pursue additional long-term commitments from customers, which may include throughput-based charges, reservation-based charges, or acreage dedications. None of our existing commercial agreements contain minimum volume commitments.

Operating and Financial Results
The following discussion highlights significant operating and financial results for the year ended December 31, 2016.
Significant Operating Highlights Included:

•	average crude oil gathering volumes of 45.2 MBbl/d;

•	average natural gas gathering volumes of 132.1 BBtu/d;

•	average produced water gathering volumes of 10.6 MBbl/d;

•	average fresh water delivery volumes of 94.2 MBbl/d;

•	connected 145 equivalent wells to our gathering systems; and

•	Delaware Basin crude oil and produced water gathering systems and first central gathering facility under construction and on schedule for second quarter 2017 startup.
Significant Financial Highlights Included:

•	gross proceeds of $323.4 million ($299 million, net) from the issuance of common units in the Offering;

•	distribution of $296.8 million to Noble;

•	entry into a $350 million, five-year revolving credit facility, with no amount drawn as of December 31, 2016;

•	net income of $85.5 million, of which $39.5 million is attributable to the period subsequent to the Offering;

•
cash distributions declared of $0.4333 per unit, comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period following the closing of the Offering through September 30, 2016;

•	net cash provided by operating activities of $118.5 million;

•	capital expenditures, on an accrual basis, of $32.6 million;

•	EBITDA (non-GAAP financial measure) of $126.2 million, of which $42.4 million is attributable to the period subsequent to the Offering; and

•	distributable cash flow (non-GAAP financial measure) of $28.4 million.
For additional information regarding our Non-GAAP financial measures, see EBITDA, Distributable Cash Flow and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
Competitive Strengths
We believe we are well-positioned to successfully execute our business strategies because of the following competitive strengths:

•
Strong relationship with Noble. We believe Noble will be incentivized to promote and support our business plan and to pursue projects that enhance the overall value of our business. We believe that our relationship with Noble will provide us with a stable base of cash flows and significant growth opportunities.

•
Strategically located assets. We believe that our existing footprint, coupled with our long-term dedications, positions us to capitalize on midstream growth opportunities on and around our customers’ contiguous acreage in the DJ Basin and Delaware Basin.

•
Long-term, fixed-fee contracts to support cash flows. We believe that Noble’s horizontal drilling activity and potential new third-party customers will drive the stable growth of our midstream operations. Our contract structure mitigates our direct exposure to commodity price risk and will likely contribute to long-term cash flow stability.

•
Financial flexibility and strong capital structure. We believe that our available borrowing capacity and our expected ability to access debt and equity capital markets provide us with the financial flexibility necessary to execute our business and growth strategies.

•
Experienced management and operating teams. Our executive management team has combined experience of nearly 60 years in designing, acquiring, building, operating, financing and otherwise managing large-scale midstream and other energy assets. In addition, through our omnibus agreement and operational services and secondment agreement with Noble, we employ engineering, construction and operations teams that have significant experience in designing, constructing and operating large scale midstream and other energy assets.

2017 Capital Investment Program
Our preliminary 2017 capital investment program will accommodate a gross investment level of approximately $270 to $300 million, with $155 to $175 million attributable to the Partnership. We will evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	pace of our customers' development;

•	operating and construction costs and our ability to achieve material supplier price reductions;

•	impact of new laws and regulations on our business practices;

•	indebtedness levels; and

•	availability of financing or other sources of funding.
We plan to fund our investment program with cash on hand, from cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Year Ended December 31,
(thousands)	2016	2015	2014
Revenues
Midstream Services — Affiliate	$160,724	$87,837	$2,086
Costs and Expenses
Direct Operating	29,107	16,933	8,538
Depreciation and Amortization	9,066	6,891	11,315
General and Administrative	9,914	2,771	6,734
Total Operating Expenses	48,087	26,595	26,587
Operating Income (Loss)	112,637	61,242	(24,501)
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	3,373	4,595	3,566
Investment Income	(4,526)	(4,621)	(3,798)
Total Other (Income) Expense	(1,153)	(26)	(232)
Income (Loss) Before Income Taxes	113,790	61,268	(24,269)
Income Tax Provision (Benefit)	28,288	23,226	(9,178)
Net Income (Loss) and Comprehensive Income (Loss)	85,502	$38,042	$(15,091)
Less: Net Income Prior to the Offering on September 20, 2016	45,990
Net Income Subsequent to the Offering on September 20, 2016	39,512
Less: Net Income Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	11,054
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$28,458
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics, each as described in more detail below, to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes;

•	operating costs and expenses;

•	EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure); and

•	capital expenditures.

Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services. These volumes are affected primarily by the level of drilling and completion activity in which Noble engages in our areas of operations, and by changes in the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets.
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
Noble has dedicated acreage to us based on the services we provide. Our commercial agreements with Noble provide that, in addition to our existing dedicated acreage, any future acreage that is acquired by Noble in the IDPs, and that is not subject to a pre-existing third-party commitment, will be included in the dedication to us for midstream services, including gathering and treating. See Item 8. Financial Statements and Supplementary Data – Note 3. Transactions with Affiliates.
Revenues and throughput volumes related to gathering and fresh water delivery services were as follows:

	Year Ended December 31,
	2016	2015	2014
Colorado River DevCo (1)
Crude Oil Gathering Volumes (Bbl/d)	45,236	33,977	16,522
Natural Gas Gathering Volumes (MMBtu/d)	132,147	86,103	71,137
Produced Water Gathering Volumes (Bbl/d)	10,592	5,198	5,422
Fresh Water Delivery Volumes (Bbl/d)	64,306	30,746	29,158
Gathering and Fresh Water Delivery Revenues — Affiliate (in thousands) (2)	$132,161	$72,641	$—

San Juan River DevCo (1)
Fresh Water Delivery Volumes (Bbl/d)	22,423	21,234	14,639
Fresh Water Delivery and Water Services Revenues — Affiliate (in thousands) (2)	$17,272	$10,498	$—

Green River DevCo (1)
Fresh Water Delivery Volumes (Bbl/d)	7,498	—	—
Fresh Water Delivery and Water Services Revenues — Affiliate (in thousands) (2)	$4,728	$—	$—

Total Gathering Systems
Crude Oil Gathering Volumes (Bbl/d)	45,236	33,977	16,522
Natural Gas Gathering Volumes (MMBtu/d)	132,147	86,103	71,137
Produced Water Gathering Volumes (Bbl/d)	10,592	5,198	5,422
Gathering Revenues — Affiliate (in thousands) (2)	$94,160	$56,042	$—

Total Fresh Water Delivery
Fresh Water Services Volumes (Bbl/d)	94,227	51,980	43,797
Fresh Water Delivery Revenues — Affiliate (in thousands) (2)	$60,001	$27,097	$—

(1)	See Item 8. Financial Statements and Supplementary Data – Note 1. Organization and Nature of Operations for DevCo ownership interests.

(2)
Effective January 1, 2015, we entered into multiple commercial agreements with Noble, for which we receive volumetric fees for the midstream services we provide. Revenues for the year ended December 31, 2014 were solely from our crude oil treating services. Our remaining midstream infrastructure was part of the integrated operations of Noble and documented intercompany arrangements did not exist prior to January 1, 2015.

Revenues Trend Analysis
Revenues from Midstream Services — Affiliate were as follows:

		Increase from Prior Year		Increase from Prior Year
Year Ended December 31,	2016		2015		2014
(in thousands)
Revenues: Midstream Services — Affiliate
Crude Oil, Natural Gas and Produced Water Gathering	$94,160	68%	$56,042	N/M	$—
Fresh Water Delivery	60,001	121%	27,097	N/M	—
Crude Oil Treating	5,371	22%	4,403	111%	2,086
Other	1,192	304%	295	N/M	—
Revenues: Midstream Services — Affiliate	$160,724	83%	$87,837	N/M	$2,086
N/M amount is not meaningful.
Midstream Services – Affiliate We derive substantially all of our revenues from commercial agreements with Noble. Revenues from Midstream Services — Affiliate increased $72.9 million in 2016 as compared with 2015 due to the following:

•
an increase of $13.6 million in crude oil gathering revenues due to higher volumes flowing through the expanded Wells Ranch IDP and crude oil gathering system, driven by Noble's 2016 well completion activities, as well as a rate increase;

•
an increase of $14.1 million in natural gas gathering revenues due to higher volumes flowing through the expanded Wells Ranch IDP and natural gas gathering system, driven by Noble's 2016 well completion activities, as well as a rate increase;

•
an increase of $8.9 million in produced water gathering revenues due to higher volumes flowing through the expanded Wells Ranch IDP and water gathering system, driven by Noble's 2016 well completion activities,

•
an increase of $32.9 million in fresh water delivery revenues due to higher fresh water volumes delivered to the Wells Ranch IDP as required for higher intensity well completions, the initiation of fresh water delivery services to the Mustang IDP as well as a rate increase;

•
an increase of $5.2 million related to water logistic services, including water transfer and disposal services, and electricity pass-through revenues driven by the commencement of both services during fourth quarter 2015;

partially offset by:

•	a decrease of $3.7 million in produced water gathering services due to a rate decrease at the Wells Ranch IDP.
Revenues from Midstream Services — Affiliate increased $85.8 million in 2015 as compared with 2014. Effective January 1, 2015, we entered into multiple commercial agreements with Noble, for which we receive volumetric fees for the midstream services we provide. Revenues for the year ended December 31, 2014 were solely related to crude oil treating services. Our remaining midstream infrastructure was part of Noble's integrated operations and documented intercompany arrangements did not exist prior to January 1, 2015.
Costs and Expenses
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
General and Administrative Expense
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
We have begun incurring incremental general and administrative expenses attributable to being a publicly traded partnership, including expenses associated with: annual, quarterly and current reporting with the SEC; tax return and Schedule K-1 preparation and distribution; Sarbanes-Oxley compliance; NYSE listing; independent auditor fees; legal fees; investor relations expenses; transfer agent and registrar fees; incremental salary and benefits costs of seconded employees; outside director fees; director and officer insurance coverage expenses; and compensation expense associated with the LTIP.
Costs and Expenses Trend Analysis
Costs and expenses were as follows:

		Increase from Prior Year		Increase (Decrease) from Prior Year
(in thousands)	2016		2015		2014
Year Ended December 31,
Costs and Expenses
Direct Operating	$29,107	72%	$16,933	98%	$8,538
Depreciation, Depletion and Amortization	9,066	32%	6,891	(39)%	11,315
General and Administrative	9,914	258%	2,771	(59)%	6,734
Total Operating Expenses	$48,087	81%	$26,595	—%	$26,587
Direct Operating Expenses Direct operating expenses increased $12.2 million for 2016 as compared with 2015 due to:

•
an increase of $11.8 million in water delivery and logistics expense driven by an increase in fresh water volumes required for higher intensity well completions and an expanded scope of services delivered; and

•
an increase of $1.4 million in gathering systems and facilities operating expense associated with higher gathered volumes as well as general repairs and maintenance of our gathering systems and facilities;

partially offset by:

•	a decrease of $1.0 million in crude oil treating expense due to a reduction in quantities treated in our facilities.
Direct operating expenses increased $8.4 million for 2015 as compared with 2014 primarily due to an increase in natural gas gathering, crude oil gathering and fresh water delivery volumes and associated infrastructure expansion at Wells Ranch CGF, Wells Ranch gathering system and East Pony IDP crude oil gathering system.
Depreciation and Amortization Depreciation and amortization expense increased $2.2 million for 2016 as compared with 2015. The increase is primarily due to assets placed in service as a result of the expansion of the Wells Ranch CGF and commissioning of the East Pony crude oil gathering system during 2016 and the expansion of the Wells Ranch gathering system at the end of third quarter 2015.
Depreciation and amortization expense decreased $4.4 million for 2015 as compared with 2014 primarily as a result of a change in depreciation method. Beginning in January 2015, Noble elected to begin operating the midstream business as if it were a stand-alone business. Prior to January 2015, Noble operated the midstream assets in support of its onshore U.S. upstream business as a cost center within the United States reportable segment. Due to the change in the intended use of these assets, Noble prospectively changed the method of depreciation from units-of-production to the straight-line method.
General and Administrative Expense General and administrative expense increased $7.1 million for 2016 as compared with 2015. The increase is due to the omnibus agreement with Noble that we entered into effective as of the Offering date and that provides for payment of an annual general and administrative fee, initially in the amount of $6.9 million (prorated for the first year of service), for the provision of certain services by Noble and its affiliates. The increase is also due to incremental expenses that we now incur related to our being a publicly traded partnership. See Item 8. Financial Statements and Supplementary Data – Note 3. Transactions with Affiliates.
General and administrative expense decreased $4 million for 2015 as compared with 2014. In January 2015, we entered into a fixed overhead services agreement with Noble, pursuant to which Noble began charging a flat fee to cover our Predecessor's general and administrative expense. Prior to entering into this agreement, Noble allocated monthly charges for the management and operation of our assets and certain other expenses including general corporate services, such as information technology, treasury, accounting, human resources, legal services and other financial and administrative services. Noble charged or allocated these expenses to us based on the nature of the expenses and our Predecessor’s direct usage, when identifiable, and/or level of capital expenditures. The decrease for 2015 was primarily due to our entry into the fixed overhead services agreement with Noble.

Other (Income) Expense Trend Analysis

		Increase (Decrease) from Prior Year		Increase (Decrease) from Prior Year
(in thousands)	2016		2015		2014
Year Ended December 31,
Other (Income) Expense
Interest Expense	$4,180	(41)%	$7,114	38%	$5,163
Capitalized Interest	(807)	(68)%	(2,519)	58%	(1,597)
Interest Expense, Net	3,373	(27)%	4,595	29%	3,566
Investment Income	(4,526)	(2)%	(4,621)	22%	(3,798)
Total Other (Income) Expense	$(1,153)	4,335%	$(26)	(89)%	$(232)
Interest Expense, Net For periods prior to the Offering, interest expense represents allocations from Noble to our Predecessor. The allocations were based on the percentage that our Predecessor's capital expenditures comprised of Noble's total consolidated capital expenditures. A portion of the interest expense is capitalized based upon construction-in-progress during the year. See Item 8. Financial Statements and Supplementary Data – Note 4. Property, Plant and Equipment for our construction-in-progress balances as of December 31, 2016 and 2015.
Interest expense decreased $2.9 million for 2016 as compared with 2015 as our Predecessor's capital expenditures represented a lower percentage of Noble's total consolidated capital expenditures during 2016 as compared with 2015 and the allocation of interest expense ceased subsequent to the Offering. Interest expense for 2016 also includes the non-cash amortization of origination fees and commitment fees on the undrawn portion of our revolving credit facility. No amounts were drawn on our revolving credit facility during 2016. Capitalized interest decreased $1.7 million for 2016 as compared with 2015 due to a decrease in our average construction-in-progress for 2016 as compared with 2015 .
Interest expense increased $2 million for 2015 as compared with 2014 as our Predecessor's capital expenditures represented a higher percentage of Noble's total consolidated capital expenditures during 2015 as compared with 2014. Capitalized Interest increased $0.9 million for 2015 as compared with 2014 due to an increase in our average construction-in-progress for 2015 as compared with 2014.
Investment Income Investment income was flat for 2016 as compared with 2015. Investment income increased during 2015 as compared with 2014 due to higher cash distributions from our White Cliffs Interest resulting from a full year of income from the pipeline expansion that was completed during third quarter 2014. We account for our White Cliffs Interest under the cost method, according to which we recognize revenue to the extent we receive cash distributions up to our pro-rata share of net income for the period.
Income Tax Provision
See Item 8. Financial Statements and Supplementary Data – Note 11. Income Taxes for a discussion of the changes in our income tax provision and effective tax rates.

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
We believe that the presentation of EBITDA provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities. EBITDA should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP.
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
We define distributable cash flow as EBITDA less estimated maintenance capital expenditures and cash interest paid. Distributable cash flow does not reflect changes in working capital balances. Our partnership agreement requires us to distribute all available cash on a quarterly basis, and distributable cash flow is one of the factors used by the board of directors of our general partner to help determine the amount of cash that is available to our unitholders for a given period. Therefore, we believe distributable cash flow provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income to EBITDA and Distributable Cash Flow

	Year Ended December 31,
(thousands)	2016	2015	2014
Reconciliation from Net Income (Loss)
Net Income (Loss) and Comprehensive Income (Loss)	$85,502	$38,042	$(15,091)
Add:
Depreciation and Amortization	9,066	6,891	11,315
Interest Expense, Net of Amount Capitalized	3,373	4,595	3,566
Income Tax Provision (Benefit)	28,288	23,226	(9,178)
EBITDA	126,229	$72,754	$(9,388)
Less:
EBITDA Prior to the Offering on September 20, 2016	83,780
EBITDA Subsequent to the Offering on September 20, 2016	42,449
EBITDA Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	11,794
EBITDA Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	30,655
Less:
Maintenance Capital Expenditures	2,097
Cash Interest Paid	175
Distributable Cash Flow of Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$28,383

Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Distributable Cash Flow

	Year Ended December 31,
(thousands)	2016	2015	2014
Reconciliation from Net Cash Provided by (Used in) Operating Activities
Net Cash Provided by (Used in) Operating Activities	$118,451	$69,394	$(12,534)
Add:
Interest Expense, Net of Amount Capitalized	3,373	4,595	3,566
Changes in Operating Assets and Liabilities	4,673	(1,254)	—
Change in Income Tax Payable	—	164	—
Stock Based Compensation and Other	(268)	(145)	(420)
EBITDA	126,229	$72,754	$(9,388)
Less:
EBITDA Prior to the Offering on September 20, 2016	83,780
EBITDA Subsequent to the Offering on September 20, 2016	42,449
EBITDA Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	11,794
EBITDA Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	30,655
Less:
Maintenance Capital Expenditures	2,097
Cash Interest Paid	175
Distributable Cash Flow of Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$28,383

LIQUIDITY AND CAPITAL RESOURCES
Initial Public Offering
On September 20, 2016, we completed our initial public offering of 14,375,000 common units representing limited partner interests in the Partnership, which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts). Our common units are traded on the New York Stock Exchange under the symbol “NBLX.”
We received gross proceeds of $323.4 million from the Offering. Net proceeds totaled $299 million, after deducting underwriting discounts, structuring fees and offering expenses of $24.4 million. We distributed $296.8 million to Noble and paid $1.9 million of origination fees and expenses relating to our revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 5. Debt.
Financing Strategy
Our primary source of liquidity is cash flows generated from operations based on commercial agreements with Noble. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Noble or our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble's ownership in the subsidiary.
Available Liquidity
Year-end liquidity was as follows:

	December 31,
(in thousands)	2,016	2015	2014
Total Cash	$57,421	$26,612	$—
Amount Available to be Borrowed Under Our Revolving Credit Facility	350,000	—	—
Total Liquidity	$407,421	$26,612	$—
Cash Flows
Summary cash flow information was as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Total Cash Provided By (Used in)
Operating Activities	$118,451	$69,394	$(12,534)
Investing Activities	(38,137)	(54,461)	(79,904)
Financing Activities	(49,505)	11,679	92,438
Increase in Cash and Cash Equivalents	$30,809	$26,612	$—
Net cash provided by operating activities increased by $49.1 million for 2016 compared with 2015. Increased revenues resulting from higher throughput volumes were partially offset by a decrease in accounts payable resulting from the timing of cash disbursements.
Net cash provided by operating activities increased by $81.9 million for 2015 as compared with 2014. The increase was primarily due to an increase in net income due to our entry into commercial agreements in January of 2015, and changes in working capital including an increase in accounts payable resulting from the timing of cash disbursements which was offset, in part, by an increase in accounts receivable due to higher throughput volumes.

Cash used in investing activities decreased by $16.3 million for 2016 compared with 2015. Additions to property, plant and equipment were higher in 2015 primarily due to construction of East Pony crude oil gathering infrastructure and expansion of the Wells Ranch CGF, which were placed into service at the end of the first quarter of 2015.
Cash used in investing activities decreased by $25.4 million for 2015 as compared with 2014. Capital spending was higher in 2014 primarily due to significant expansion projects including the East Pony crude oil gathering infrastructure and the Wells Ranch CGF.
During 2016, our financing activities primarily include cash distributions to our Parent ($42.5 million), proceeds from the Offering of common units ($300.6 million), distributions to Noble subsequent to the Offering ($296.8 million), and the payment of origination fees and distributions to noncontrolling interests ($10.1 million). In comparison, during 2015, our sole financing activity was a cash contribution from our Parent ($11.7 million).
Cash provided by financing activities decreased by $80.8 million for 2015 as compared with 2014. The decrease was due to a reduction of capital expansion investment by Noble.
Revolving Credit Facility
On September 20, 2016, we entered into a credit agreement for a $350 million revolving credit facility. The revolving credit facility has a five year maturity and includes a letter of credit sublimit of up to $100 million for issuances of letters of credit. The borrowing capacity on the revolving credit facility may be increased by an additional $350 million subject to certain conditions including compliance with the covenants contained in the credit agreement and requisite commitments from existing or new lenders. The revolving credit facility is available to fund working capital and to finance acquisitions and expansion capital expenditures. There were no amounts outstanding under the revolving credit facility as of December 31, 2016. See Item 8. Financial Statements and Supplementary Data – Note 5. Debt.
On February 12, 2017, we amended our revolving credit facility to permit Trinity River DevCo LLC, our indirectly wholly-owned subsidiary, to make an investment in a joint venture with Plains Pipeline, L.P., a wholly-owned subsidiary of Plains All American Pipeline L.P. The joint venture will acquire Advantage Pipeline, L.L.C., which owns a 16-inch crude oil pipeline system extending approximately 70 miles from Pecos, Texas to Crane County, Texas. See Item 8. Financial Statements and Supplementary Data - Note 12. Subsequent Events.
Capital Leases
We may also enter into capital lease arrangements for property or equipment to be used in our business. During third quarter 2016, we entered into a capital lease for a pond to be used in our fresh water delivery system. See Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Contractual Obligations
The following table summarizes certain contractual obligations as of December 31, 2016 that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes.

Obligation	2017	2018 and 2019	2020 and 2021	2022 and Beyond	Total
(in thousands)
Omnibus Fee (1)	$6,850	$13,700	$—	$—	$20,550
Purchase Obligations (2)	19,287	—	—	—	19,287
Asset Retirement Obligations (3)	—	—	—	5,415	5,415
Capital Lease Obligations (4)	4,851	—	—	—	4,851
Credit Facility Commitment Fee(5)	700	1,400	1,206	—	3,306
Surface Lease Obligations (6)	58	116	117	150	441
Total Contractual Obligations	$31,746	$15,216	$1,323	$5,565	$53,850

(1)
Annual general and administrative fee we pay to Noble for certain administrative and operational support services being provided to us. The annual general and administrative fee cannot be increased until after the third anniversary of the Offering and will be redetermined annually thereafter. See Item 8. Financial Statements and Supplementary Data – Note 3. Transactions with Affiliates.

(2)
Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amount represents the short-term obligation to purchase pipe for use in our capital projects. See Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies.

(3)	Asset retirement obligations are discounted. See Item 8. Financial Statements and Supplementary Data – Note 6. Asset Retirement Obligations.

(4)	Annual capital lease payments exclude regular maintenance and operational costs. See Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies.

(5)
Commitment fee associated with the unused portion of the revolving credit facility. The fee assumes unused capacity of $350 million for all periods presented with no borrowing capacity increases. See Item 8. Financial Statements and Supplementary Data – Note 5. Debt.

(6)	Surface lease obligations represent annual payments to landowners. See Item 8. Financial Statements and Supplementary Data – Note 8. Commitments and Contingencies.

Capital Requirements
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

Our planned expansion capital expenditures, driven primarily by Noble’s planned well completions and production growth on our dedicated acreage, will consist primarily of well connections and gathering line additions. We expect to fund at least a portion of future expansion capital expenditures with borrowings under our revolving credit facility. We expect our maintenance capital expenditures to be funded primarily from cash flows from operations.
Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Gathering System Expenditures	$30,020	$50,858	$64,947
Fresh Water Delivery System Expenditures	2,564	11,278	14,242
Total Capital Expenditures	$32,584	$62,136	$79,189

Investment in White Cliffs Interest	$147	$2,294	$—
For the year ended December 31, 2016, gathering asset expenditures were primarily associated with the construction of the Greeley Crescent, Mustang, and Delaware Basin gathering systems, as well as expansion of the Wells Ranch gathering system. Fresh water delivery system expenditures were primarily related to the expansion of the Wells Ranch, Mustang and East Pony fresh water delivery systems as well as the construction of the Greeley Crescent fresh water delivery system.
For the year ended December 31, 2015, gathering system expenditures were primarily associated with the construction of the East Pony crude oil gathering system and expansion of the Wells Ranch CGF. Fresh water delivery system expenditures were primarily related to the construction of the Mustang fresh water delivery system and expansion of the Wells Ranch fresh water delivery system.
For the year ended December 31, 2014, gathering system expenditures were primarily associated with the construction of the Wells Ranch CGF, Wells Ranch gathering system and East Pony crude oil gathering system. Fresh water delivery system expenditures were primarily related to the construction of the Mustang fresh water delivery system and expansion of the Wells Ranch fresh water delivery system.
The investment in our White Cliffs Interest was related to our share of the funding for an expansion of the pipeline’s crude oil capacity to approximately 215,000 Bbl/d. The expansion was completed during second quarter 2016.
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
Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date. Our distribution for the period ending December 31, 2016 was adjusted by an amount that covers the period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016, based on the actual number of days in that period.
On January 26, 2017, the Board of Directors declared a quarterly cash distribution of $0.4333 per common unit. The distribution will be paid February 14, 2017, to unitholders of record on February 6, 2017. The distribution is comprised of

$0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $11.9 million per quarter, or $47.7 million million per year, based on the number of common and subordinated units outstanding as of December 31, 2016.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the consolidated financial statements requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. When alternatives exist among various accounting methods, the choice of accounting method can have a significant impact on reported amounts. The following is a discussion of the accounting policies, estimates and judgments which management believes are most significant in the application of U.S. GAAP used in the preparation of the consolidated financial statements.
Property, Plant and Equipment Property, plant and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing property, plant and equipment are capitalized. We capitalize construction-related direct labor and incremental costs, while maintenance and repair costs are expensed as incurred.
When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized as gain or loss.
We use the straight line method for computing depreciation on our long-lived assets. The determination of estimated useful lives is a significant element in arriving at the results of operations. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated.
An alternative method of computing depreciation expense is the units-of-production method which, in our case, would generally have been based on throughput volumes. If we had used the units-of-production method, our financial position and results of operations could have been significantly different. See Item 8. Financial Statements and Supplementary Data – Note 4. Property, Plant and Equipment.
Impairment of Long-Lived Assets Property, plant and equipment are generally stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Property, plant and equipment balances are evaluated for potential impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable from expected undiscounted cash flows from the use and eventual disposition of an asset. If the carrying amount of the asset is not expected to be recoverable from future undiscounted cash flows, an impairment may be recognized. Any impairment is measured as the excess of the carrying amount of the asset over its estimated fair value.
In assessing long-lived assets for impairments, our management evaluates changes in our business and economic conditions and their implications for recoverability of the assets’ carrying amounts. Substantially all of our revenues arise from services provided to Noble. Therefore, significant downward revisions in reserve estimates or changes in future development plans by Noble, to the extent they affect our operations, may necessitate assessment of the carrying amount of our affected assets for recoverability.
Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by our customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. There were no long-lived asset impairments during 2014-2016. See Item 8. Financial Statements and Supplementary Data – Note 4. Property, Plant and Equipment.
Asset Retirement Obligations Our asset retirement obligations (ARO) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. We recognize the fair value of a liability for an ARO in the period in which it is incurred, when we have an existing legal obligation associated with the retirement of our infrastructure assets and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the infrastructure asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as: the existence of a legal obligation for an ARO, estimated probabilities, amounts and timing of settlements, the credit-adjusted risk-free rate to be used, and inflation rates.
In periods subsequent to initial measurement of the ARO, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of the asset. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through depreciation and amortization. Asset retirement obligations totaled $5.4 million at December 31, 2016. See Item 8. Financial Statements and Supplementary Data – Note 6. Asset Retirement Obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and NGL prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and our ability to make cash distributions to our unitholders.
Interest Rate Risk
No amounts were outstanding under our revolving credit facility as of December 31, 2016. However, if we assume an average debt level of $20 million, comprised of funds drawn on the revolving credit facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $0.2 million. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors of Noble Midstream GP LLC and
Unitholders of Noble Midstream Partners LP:

We have audited the accompanying consolidated balance sheets of Noble Midstream Partners LP (including its Predecessor as defined in Note 1 and collectively, the Partnership) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, effective January 1, 2015, the Partnership elected to change its method of accounting for computing depreciation under the under the units-of-production method to the straight-line method for certain assets. That change is a change in accounting estimate effected by and inseparable from the change in accounting principle.

/s/ KPMG LLP
Houston, Texas
February 14, 2017

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Midstream Services — Affiliate	$160,724	$87,837	$2,086
Costs and Expenses
Direct Operating	29,107	16,933	8,538
Depreciation and Amortization	9,066	6,891	11,315
General and Administrative	9,914	2,771	6,734
Total Operating Expenses	48,087	26,595	26,587
Operating Income (Loss)	112,637	61,242	(24,501)
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	3,373	4,595	3,566
Investment Income	(4,526)	(4,621)	(3,798)
Total Other (Income) Expense	(1,153)	(26)	(232)
Income (Loss) Before Income Taxes	113,790	61,268	(24,269)
Income Tax Provision (Benefit)	28,288	23,226	(9,178)
Net Income (Loss) and Comprehensive Income (Loss)	85,502	$38,042	$(15,091)
Less: Net Income Prior to the Offering on September 20, 2016	45,990
Net Income Subsequent to the Offering on September 20, 2016	39,512
Less: Net Income Attributable to Noncontrolling Interests Subsequent to the Offering on September 20, 2016	11,054
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$28,458

Net Income Subsequent to the Offering on September 20, 2016 Per Limited Partner Unit — Basic and Diluted
Common Units	$0.89
Subordinated Units	$0.89

Average Limited Partner Units Outstanding — Basic and Diluted
Common Units — Public	14,375
Common Units — Noble	1,528
Subordinated Units — Noble	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and Cash Equivalents	$57,421	$26,612
Accounts Receivable — Affiliate	19,191	13,250
Other Current Assets	380	83
Total Current Assets	76,992	39,945
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	311,045	273,722
Less: Accumulated Depreciation and Amortization	(31,642)	(22,789)
Total Property, Plant and Equipment, Net	279,403	250,933
Investments	11,151	12,279
Deferred Charges	1,813	2,161
Total Assets	$369,359	$305,318
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$1,452	$4,735
Accounts Payable — Trade	12,501	18,356
Current Portion of Capital Lease	4,786	—
Ad Valorem Tax	1,187	990
Other Current Liabilities	430	164
Total Current Liabilities	20,356	24,245
Deferred Tax Liability	—	13,140
Asset Retirement Obligations	5,415	3,612
Other Long-Term Liabilities	683	782
Total Liabilities	26,454	41,779
EQUITY
Parent Net Investment	—	263,539
Partners' Equity
Limited Partner
Common Units — Public (14,375 units outstanding as of December 31, 2016)	311,872	—
Common Units — Noble (1,528 units outstanding as of December 31, 2016)	(3,534)	—
Subordinated Units — Noble (15,903 units outstanding as of December 31, 2016)	(36,799)	—
Noncontrolling Interests	71,366	—
Total Equity	342,905	263,539
Total Liabilities and Equity	$369,359	$305,318

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net Income (Loss) and Comprehensive Income (Loss)	$85,502	$38,042	$(15,091)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	9,066	6,891	11,315
Current and Deferred Income Taxes	28,288	23,062	(9,182)
Other Adjustments for Noncash Items Included in Income	268	145	424
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable — Affiliate	(4,637)	(13,250)	—
(Decrease) Increase in Accounts Payable	(104)	14,812	—
Other Operating Assets and Liabilities, Net	68	(308)	—
Net Cash Provided by (Used in) Operating Activities	118,451	69,394	(12,534)
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(41,115)	(53,259)	(80,466)
Additions to Investments	(147)	(2,294)	—
Distributions from Investments	1,275	1,092	562
Proceeds from Asset Sale — Affiliate	1,850	—	—
Net Cash Used in Investing Activities	(38,137)	(54,461)	(79,904)
Cash Flows From Financing Activities
Distributions to Parent	(42,480)	—	—
Contributions from Parent	1,036	11,679	92,438
Proceeds from Initial Public Offering, Net of Cash Offering Costs	300,625	—	—
Proceeds from Initial Public Offering Distributed to Noble	(296,820)	—	—
Distributions to Noncontrolling Interests	(10,057)	—	—
Contributions from Noncontrolling Interests	325	—	—
Revolving Credit Facility Origination Fees and Expenses	(1,920)	—	—
Repayment of Capital Lease Obligation	(214)	—
Net Cash (Used in) Provided by Financing Activities	(49,505)	11,679	92,438
Increase in Cash and Cash Equivalents	30,809	26,612	—
Cash and Cash Equivalents at Beginning of Period	26,612	—	—
Cash and Cash Equivalents at End of Period	$57,421	$26,612	$—
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands)

	Predecessor	Partnership
	Parent Net Investment	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	Noncontrolling Interests	Total
December 31, 2013	$137,179	$—	$—	$—	$—	$137,179
Net Loss	(15,091)	—	—	—	—	(15,091)
Contributions from Parent	91,585	—	—	—	—	91,585
December 31, 2014	$213,673	$—	$—	$—	$—	$213,673
Net Income	38,042	—	—	—	—	38,042
Contributions from Parent	11,824	—	—	—	—	11,824
December 31, 2015	$263,539	$—	$—	$—	$—	$263,539
Net Income and Comprehensive Income, January 1, 2016 to September 19, 2016	45,990	—	—	—	—	45,990
Contributions from Parent	1,155	—	—	—	—	1,155
Distributions to Parent	(42,480)	—	—	—	—	(42,480)
September 19, 2016 (Prior to Public Offering)	268,204	—	—	—	—	268,204
Elimination of Current and Deferred Tax Liability	41,428		—	—	—	41,428
Allocation of Net Investment to Unitholders	(309,632)	—	21,112	219,779	68,741	—
Proceeds from Initial Public Offering, Net of Offering Costs	—	298,968	—	—	—	298,968
Proceeds from Initial Public Offering Distributed to Noble	—	—	(26,013)	(270,807)	—	(296,820)
Net Income Subsequent to the Offering on September 20, 2016	—	12,862	1,367	14,229	11,054	39,512
Stock Based Compensation	—	42	—	—	—	42
Contributions from Noncontrolling Interests(1)	—	—	—	—	1,628	1,628
Distributions to Noncontrolling Interests	—	—	—	—	(10,057)	(10,057)
December 31, 2016	$—	$311,872	$(3,534)	$(36,799)	$71,366	$342,905

(1)	Includes an outstanding cash call as of December 31, 2016.

The accompanying notes are an integral part of these financial statements.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations
Organization We are a growth-oriented Delaware master limited partnership formed in December 2014 by Noble Energy, Inc. (Noble, NBL or Parent) to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas, where additional midstream assets are currently under construction.
On September 20, 2016, we completed our initial public offering (the Offering) of 14,375,000 common units representing limited partner interests in the Partnership (common units), which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts). The Offering was pursuant to our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission and declared effective on September 14, 2016. Our common units are traded on the New York Stock Exchange under the symbol “NBLX.”
We received gross proceeds of $323.4 million from the Offering. Net proceeds totaled $299 million, after deducting underwriting discounts, structuring fees and offering expenses of $24.4 million. We distributed $296.8 million to Noble and paid $1.9 million of origination fees and expenses relating to our revolving credit facility. See Note 5. Debt.
Contributed Businesses In connection with the Offering, Noble contributed to us ownership interests in the DevCos. The contributed DevCos include the following:

DevCo	Areas Served	NBLX Dedicated Service	Current Status of Asset	NBLX Ownership	Noncontrolling Interest(1)
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Operational Operational Operational	80%	20%
San Juan River DevCo LP	East Pony IDP (DJ Basin)	Water Services	Operational	25%	75%
Green River DevCo LP	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	Planning Planning Partially Operational	25%	75%
Laramie River DevCo LP	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Under Construction	100%	N/A
Blanco River DevCo LP	Delaware Basin	Crude Oil Gathering Produced Water Services	Under Construction	25%	75%
Gunnison River DevCo LP	Bronco IDP (DJ Basin)	Crude Oil Gathering Water Services	Future Development	5%	95%

(1)	The noncontrolling interest represents Noble's retained ownership interest in each DevCo.
Noble also contributed to us other assets, consisting primarily of a 3.33% ownership interest in White Cliffs Pipeline L.L.C. (the White Cliffs Interest). The White Cliffs Pipeline system consists of two 527-mile crude oil pipelines that extend from the DJ Basin to Cushing, Oklahoma.
In exchange for the Contributed Businesses, Noble received:

•	a total of 1,527,584 common units, representing a 4.8% limited partner interest in the Partnership;

•	a total of 15,902,584 subordinated units, representing an approximate 50.0% limited partner interest in the Partnership;

•	Incentive Distribution Rights (IDRs) in the Partnership;

•	an initial cash distribution of $296.8 million from the Partnership; and

•	a non-economic general partnership interest in the Partnership, through the general partner, Noble Midstream GP LLC, which is not entitled to receive cash distributions.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Nature of Operations Through our ownership interests in the DevCos, we operate and own interests in the following assets, some of which are currently under construction:

•	crude oil and natural gas gathering systems;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems; and

•	fresh water storage and delivery systems.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. We have entered into multiple fee-based commercial agreements with Noble, each with an initial term of 15 years, to provide these services which are critical to Noble’s upstream operations. Our agreements include substantial acreage dedications. See Note 3. Transactions with Affiliates.
Predecessor References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to September 20, 2016, refer to Noble's Contributed Businesses, our Predecessor for accounting purposes. References to “the Partnership,” “we,” “our," “us” or like terms, when referring to periods after September 20, 2016, refer to the partnership.
Note 2. Summary of Significant Accounting Policies and Basis of Presentation
Presentation   The accompanying consolidated financial statements for periods prior to September 20, 2016 represent the Contributed Businesses as the accounting Predecessor to the Partnership, presented on a carve-out basis of Noble’s historical ownership of the Predecessor. The Predecessor financial statements have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as Parent Net Investment, in lieu of partners' equity, in the accompanying Consolidated Balance Sheet and Consolidated Statements of Changes in Equity for years prior to December 31, 2016. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
The Partnership has no items of other comprehensive income or loss; therefore, its net income is identical to its comprehensive income.
Consolidation   Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as general partner. All intercompany balances and transactions have been eliminated upon consolidation. In addition, we use the cost method for our White Cliffs Interest as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs Pipeline L.L.C. as investment income in our consolidated statement of operations to the extent there is net income, and record cash distributions in excess of our ratable share of earnings as return of investment, and record them as investment income in the accompanying consolidated statements of operations.
Segment Information   Accounting policies for reportable segments are the same as those described in this footnote. Transfers between segments are accounted for at market value. We do not consider interest income and expense or income tax benefit or expense in our evaluation of the performance of reportable segments. See Note 7. Segments.
Consolidated Variable Interest Entities  We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance; therefore, each DevCo is considered a variable interest entity, or VIE. Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos. All financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. See Note 7. Segments.
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

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Revenue Recognition We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. We recognize revenue when services have been rendered, the prices are fixed or determinable, and collectibility is reasonable assured.
Property, Plant and Equipment Property and equipment primarily consists of crude oil and natural gas gathering systems, produced water collection, gathering, and cleaning systems, fresh water storage and delivery systems and crude oil treating facilities. Property and equipment is stated at the lower of of historical cost less accumulated depreciation, or fair value, if impaired. We capitalize construction-related direct labor and incremental costs, such as interest expense. Capitalized interest totaled $0.8 million in 2016, $2.5 million in 2015, and $1.6 million in 2014. Maintenance and repair costs are expensed as incurred.
Prior to January 1, 2015, certain assets were accounted for under the successful efforts method of accounting within Noble’s accounting policies. In January 2015, Noble changed our method of depreciation from units-of-production to the straight-line method for future accounting periods. This change is a change in accounting estimate that is effected by a change in accounting principle. When the two are inseparable, the change is accounted for as a change in accounting estimate. For assets that were converted from the unit-of-production method, their respective asset lives are 30 years from the date originally placed into service.
Depreciation is computed over the asset’s estimated useful life using the straight line method based on estimated useful lives and asset salvage values. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted average life of our long-lived assets is 30 years. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation and amortization expense. See Note 4. Property, Plant and Equipment.
Impairment of Long-Lived Assets We routinely assess whether impairment indicators arise during any given quarter and have processes in place to ensure that we become aware of such indicators. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, and increases in construction or operating costs. In the event that impairment indicators exist, we conduct an impairment test.
We evaluate our ability to recover the carrying amounts of long-lived assets and determine whether such long-lived assets have been impaired. Impairment exists when the carrying value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. When the carrying amount of a long-lived asset exceeds its estimated undiscounted future cash flows, the carrying amount of the asset is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. No impairments have been recorded through December 31, 2016.
Asset Retirement Obligations  Asset retirement obligations (ARO) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our property and equipment. We recognize the fair value of a liability for an ARO in the period in which it is incurred when we have an existing legal obligation associated with the retirement of our infrastructure assets and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the infrastructure asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as: the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.
In periods subsequent to initial measurement of the ARO, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of the asset. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through depreciation and amortization. See Note 6. Asset Retirement Obligations.
Fair Value Measurements We measure assets and liabilities requiring fair value presentation and disclose such amounts according to the quality of valuation inputs under the fair value hierarchy. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature and maturity of the instruments and use Level 1 inputs.
Cash and Cash Equivalents  For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash on hand and investments with original maturities of three months or less at the time of purchase.
Transactions with Affiliates Transactions between Noble, its affiliates and us have been identified in the consolidated financial statements as transactions with affiliates. See Note 3. Transactions with Affiliates.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Debt Origination Fees and Expenses Debt origination fees and expenses of $1.9 million associated with our Revolving Credit Facility are included in deferred charges and amortized on a straight line basis over the five-year term. Amortization is included in interest expense. See Note 5. Debt.
Capital Lease Obligation   We entered into a capital lease for a pond to be used in our fresh water delivery system. The amount of the capital lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments.  The amount due within one year equals the amount by which the capital lease obligation is expected to be reduced during the next 12 months. The lease has a discounted present value of future minimum lease payments of $4.8 million as of December 31, 2016. See Note 8. Commitments and Contingencies.
Unit-Based Compensation Unit-based compensation issued to directors is recorded at grant-date fair value. Expense is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award) in the consolidated statements of operations. See Note 9. Unit-Based Compensation.
Supplemental Cash Flow Information We accrued $3.9 million and $13.3 million related to midstream capital expenditures as of December 31, 2016 and 2015, respectively. Immediately prior to closing of the Offering, the Partnership recorded an adjustment to equity of $41.4 million for the elimination of current and deferred tax liabilities, representing a significant non-cash activity.
Concentration of Credit Risk For all periods presented, 100% of our revenues are from Noble and its affiliates.
Income Taxes For the period subsequent to the Offering, our consolidated financial statements do not include a provision for income taxes as the Partnership is generally not subject to federal or state income tax. Each partner is separately taxed on its share of taxable income.
For periods prior to the Offering, our consolidated financial statements include a provision for tax expense on income related to the assets that Noble contributed to the Partnership at the Offering date. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the partnership filed tax returns as a stand-alone entity.
Litigation and Other Contingencies We may become subject to legal proceedings, claims and liabilities that will arise in the ordinary course of business. We will accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 8. Commitments and Contingencies.
Recently Issued Accounting Standards In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18: Statement of Cash Flows - Restricted Cash (ASU 2016-18). ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-18 will have a material impact on our statement of cash flows and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-17: Consolidation - Interests Held through Related Parties That Are under Common Control (ASU 2016-17). The update changes the process through which a reporting entity determines whether it is the primary beneficiary of a VIE. As a result, the single decision maker of a VIE uses economic exposure to determine its classification as the primary beneficiary as opposed to evaluating which party is most closely associated with the VIE. In February 2015, the FASB issued ASU 2015-02, which changed the guidance as to whether an entity is a VIE or a voting interest entity and how related parties are considered in the VIE model. Under the provisions of both Accounting Standards Updates, each DevCo is considered a VIE, and we are considered the primary beneficiary of that VIE. We have adopted these provisions, which did not have a material effect on our financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies the presentation of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-15 will have a material impact on our statement of cash flows and related disclosures as this update pertains to classification of items and is not a change in accounting principle.
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

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

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
Note 3. Transactions with Affiliates
Revenues We derive substantially all of our revenues from commercial agreements with Noble. See Agreements with Noble, below.
Revenues generated from commercial agreements with Noble and its affiliates included the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Midstream Services — Affiliate
Crude Oil, Natural Gas and Produced Water Gathering	$94,160	$56,042	$—
Fresh Water Delivery	60,001	27,097	—
Crude Oil Treating	5,371	4,403	2,086
Other	1,192	295	—
Total Midstream Services — Affiliate	$160,724	$87,837	$2,086
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
General and administrative expense included the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
General and Administrative Expense — Affiliate	$6,984	$2,285	$6,734
General and Administrative Expense — Third Party	2,930	486	—
Total General and Administrative Expense	$9,914	$2,771	$6,734
Asset Sale and Purchases — Affiliate During third quarter 2016, we sold certain equipment to Noble, at cost, and received proceeds of $1.9 million. No gain or loss was recognized for the transaction. During fourth quarter 2016, we purchased certain equipment from Noble, at market value, for approximately $0.9 million.
Agreements with Noble We have entered into various agreements with Noble, as summarized below:

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Commercial Agreements Our commercial agreements with Noble provide for fees based on the type and scope of the midstream services we provide and the midstream system we use to provide our services, as follows:

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
Omnibus Agreement Our omnibus agreement with Noble provides for:

•
our payment of an annual general and administrative fee, initially in the amount of $6.9 million (prorated for the first year of service), for the provision of certain services by Noble and its affiliates, which fee cannot be increased until after the third anniversary of the Offering with annual redetermination thereafter;

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

•	an initial term of 15 years and automatic extensions for successive renewal terms of one year each, unless terminated by either party.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	December 31, 2016	December 31, 2015
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$201,323	$169,365
Fresh Water Delivery System (1)	56,792	44,150
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (2)	32,831	40,108
Total Property, Plant and Equipment, at Cost	311,045	273,722
Accumulated Depreciation and Amortization	(31,642)	(22,789)
Property, Plant and Equipment, Net	$279,403	$250,933

(1)	Fresh water delivery system assets at December 31, 2016 include $5 million related to a leased pond accounted for as a capital lease. See Note 8. Commitments and Contingencies.

(2)
Construction-in-progress at December 31, 2016 primarily includes $27.6 million in gathering system projects and $5.2 million in fresh water delivery system projects. Construction-in-progress at December 31, 2015 primarily includes $30.2 million in gathering system projects and $9.9 million in fresh water delivery projects.

Note 5. Debt
Revolving Credit Facility On September 20, 2016, we entered into a $350 million revolving credit facility with Noble Midstream Services, LLC (NMS), our wholly-owned subsidiary, as borrower. The revolving credit facility has a five-year maturity and includes a letter of credit sublimit of up to $100 million for issuances of letters of credit. The borrowing capacity on the revolving credit facility, which may be increased by an additional $350 million subject to certain conditions, is available to fund working capital and to finance drop down acquisitions and other capital expenditures. We incurred $1.9 million of origination fees and expenses, of which approximately $1.8 million remains unamortized as of December 31, 2016. There were no amounts outstanding under the revolving credit facility as of December 31, 2016.
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
The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. Until such time as we or NMS obtain a credit rating from either Moody’s or Standard & Poor’s Financial Services, the commitment fee and the interest-rate margins will be based on a leverage based pricing grid, the consolidated leverage ratio being consolidated funded debt to consolidated EBITDA (as described in the credit agreement) for the prior four fiscal quarters. After we obtain a credit rating, the pricing levels will be based on a ratings based pricing grid (as described in the credit agreement). As of December 31, 2016, the commitment fee rate was 0.2%.
The credit agreement contains customary affirmative and negative covenants and events of default relating to NMS, the Partnership and their respective subsidiaries, including, among other things, limitations on the incurrence of indebtedness and liens, the making of investments, the sale of assets, transactions with affiliates, merging or consolidating with another company and the making of restricted payments.
The credit agreement also contains specific provisions limiting us from engaging in certain business activities and events of default relating to certain changes in control, including Noble ceasing to own and control 51% of the voting interests of the general partner.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Dividends and distributions are permitted so long as:

•	no event of default exists on the date of the declaration of such dividend or distribution or would result from such declaration;

•	we are in pro-forma compliance with the consolidated leverage ratio (as described below) under the revolving credit facility on the date of such declaration; and

•	such dividend or distribution is made within 60 days of such declaration.
In addition, the credit agreement requires us to comply with the following financial covenants as of the end of each fiscal quarter:

•
a consolidated leverage ratio prior to the date that consolidated EBITDA for four fiscal quarters is less than $135 million, of less than or equal to 4 to 1 (except following certain acquisitions the consolidated leverage ratio shall be less than or equal to 4.5 to 1);

•
a consolidated leverage ratio on or after the date that consolidated EBITDA for four fiscal quarters exceeds $135 million, of less than or equal to 5 to 1 (except following certain acquisitions the consolidated leverage ratio shall be less than or equal to 5.5 to 1); and

•	a consolidated interest coverage ratio of not less than 3 to 1.
Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

Note 6. Asset Retirement Obligations
ARO consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in ARO are as follows:

(in thousands)	Year Ended December 31,
	2016	2015
Asset Retirement Obligations, Beginning Balance	$3,612	$2,839
Liabilities Incurred	365	599
Revision of Estimate	1,224	—
Accretion Expense (1)	214	174
Asset Retirement Obligations, Ending Balance	$5,415	$3,612

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred in 2016 were primarily related to the expansion of the gathering systems in the Wells Ranch IDP. Revisions in 2016 were primarily due to changes in estimated costs for future abandonment activities of our gathering systems in the Wells Ranch and East Pony IDPs.
Liabilities incurred in 2015 were primarily related to our CGF in the Wells Ranch IDP.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

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

(in thousands)	Gathering Systems(1)	Fresh Water Delivery(1)	Investments in White Cliffs and Other(1)	Consolidated
Year Ended December 31, 2016
Revenues: Midstream Services — Affiliate	$100,723	$60,001	$—	$160,724
Direct Operating Expense	14,443	14,390	274	29,107
Depreciation and Amortization	7,361	1,705	—	9,066
Income (Loss) Before Income Taxes (2)	78,919	43,906	(9,035)	113,790
Year Ended December 31, 2015
Revenues: Midstream Services — Affiliate	$60,740	$27,097	$—	$87,837
Direct Operating Expense	13,806	2,595	532	16,933
Depreciation and Amortization	5,288	1,603	—	6,891
Income (Loss) Before Income Taxes	41,646	22,899	(3,277)	61,268
Year Ended December 31, 2014
Revenues: Midstream Services — Affiliate	$2,086	$—	$—	$2,086
Direct Operating Expense	6,450	5	2,083	8,538
Depreciation and Amortization	9,017	2,298	—	11,315
Income (Loss) Before Income Taxes	(13,381)	(2,303)	(8,585)	(24,269)
December 31, 2016
Total Assets	$224,861	$54,542	$89,956	$369,359
Additions to Long-Lived Assets	30,020	2,564	—	32,584
December 31, 2015
Total Assets	$201,744	$49,189	$54,385	$305,318
Additions to Long-Lived Assets	50,858	11,278	—	62,136
December 31, 2014
Total Assets	$156,302	$39,211	$20,999	$216,512
Additions to Long-Lived Assets	64,947	14,242	—	79,189

(1)
The Investments in White Cliffs and Other segment includes activity associated with the White Cliffs Interest as well all general Partnership activity not attributable to our DevCos. All activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. As our DevCos represent VIEs, see the Gathering Systems and Fresh Water Delivery reportable segments for our VIEs impact to the consolidated financial statements.

(2)
For the period subsequent to the Offering, our consolidated financial statements do not include a provision for income taxes, as we are treated as a partnership for federal and state income tax purposes. Each partner is separately taxed on its share of taxable income.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
Legal Proceedings  We may become involved in various legal proceedings in the ordinary course of business. These proceedings would be subject to the uncertainties inherent in any litigation, and we will regularly assess the need for accounting recognition or disclosure of these contingencies. We will defend ourselves vigorously in all such matters.
For periods prior to the Offering, we were part of Noble’s integrated business. In the ordinary course of business, Noble is from time to time party to various judicial and administrative proceedings. As of December 31, 2016 and December 31, 2015, Noble did not have accrued liabilities for any legal contingencies related to us.
Based on currently available information, we believe it is unlikely that the outcome of known matters would have a material adverse impact on our combined financial condition, results of operations or cash flows.
Omnibus Agreement Our omnibus agreement with Noble contractually requires us to pay a fixed annual fee of $6.9 million (prorated for the first year of service) to Noble for certain administrative and operational support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Noble controls our general partner. See Note 3. Transactions with Affiliates.
Capital Lease During third quarter 2016, we leased a pond for use in our fresh water delivery system. We are accounting for the lease as a capital lease. The discounted present value of future minimum lease payments totals $4.8 million.
Minimum commitments as of December 31, 2016 are as follows:

(in thousands)	Surface Lease Obligations	Purchase Obligations(1)	Future Minimum Capital Lease Payments	Omnibus Fee(2)
2017	$58	$19,287	$4,851	$6,850
2018	58	—	—	6,850
2019	58	—	—	6,850
2020	58	—	—	—
2021	59	—	—	—
2022 and Beyond	150	—	—	—
Total	$441	$19,287	$4,851	$20,550

(1)
Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amount represents the short-term obligation to purchase pipe for use in our capital projects.

(2)
Annual general and administrative fee we pay to Noble for certain administrative and operational support services being provided to us. The annual general and administrative fee cannot be increased until after the third anniversary of the Offering and will be redetermined annually thereafter.

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
Effective October 28, 2016, we awarded 3,934 restricted common units with a fair value of $120 thousand to each of our two outside directors. The restricted units will vest one year from the effective date. As of December 31, 2016, $198 thousand of compensation cost related to all of our unvested restricted common units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a period of 0.8 years. Cash distributions on the restricted common units will accumulate and be paid upon vesting.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 10. Net Income Per Limited Partner Unit
Net income per unit applicable to common and subordinated unitholders is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the Offering by the weighted-average number of common units and subordinated units outstanding for the period. The common and subordinated unitholders represent an aggregate 100% limited partner interest in us. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units and subordinated units.
Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain target levels, Noble is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to Noble than to the holders of common units and subordinated units.
Our calculation of net income per common and subordinated units is as follows:

(in thousands except per unit amounts)	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	Total
Period Subsequent to the Offering on September 20, 2016 to December 31, 2016
Distribution Declared(1)	$6,229	$662	$6,891	$13,782
Income in Excess of Distribution Declared	6,633	705	7,338	14,676
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	$12,862	$1,367	$14,229	$28,458

Weighted Average Units Outstanding:
Basic and Diluted	14,375	1,528	15,903	31,806

Net Income Subsequent to the Offering on September 20, 2016 Per Limited Partner Unit:
Basic and Diluted	$0.89	$0.89	$0.89	$0.89

(1)
No distribution was declared for the 10-day period ended September 30, 2016. The distribution for the quarter ending December 31, 2016 was adjusted by an amount that covers the period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016, based on the number of days in that period. On January 26, 2017, the Board of Directors declared a quarterly cash distribution of $0.4333 per common unit. The distribution will be paid February 14, 2017, to unitholders of record on February 6, 2017. The distribution is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period following the closing of the Offering through September 30, 2016.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 11. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and, accordingly for the periods subsequent to the offering date we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. Our income tax provision (benefit) consists of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current	$15,450	$164	$4
Deferred	12,838	23,062	(9,182)
Total Income Tax Provision (Benefit)	$28,288	$23,226	$(9,178)
Effective Tax Rate	24.9%	37.9%	37.8%
The increase in income tax expense for the year ended December 31, 2016 as compared with the years ended December 31, 2015 and December 31, 2014 was primarily due to an increase in income before income taxes earned prior to the Offering date, which is subject to federal and state income tax. The increase in income tax expense was partially offset by the impact of the Partnership's non-taxable status for the period beginning on the Offering date and ending on December 31, 2016.
Our effective tax rate for the year ended December 31, 2016 varied as compared with the years ended December 31, 2015 and December 31, 2014 primarily due to the Partnership's U.S. federal income tax status as a non-taxable entity for the period subsequent to the Offering date. The effective tax rate for the period beginning on January 1, 2016 and ending on the Offering date was 38.1%.
See Note 2. Summary of Significant Accounting Policies and Basis of Presentation above for discussion of elimination of current and deferred tax liabilities prior to the Offering.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 12. Subsequent Events
On February 12, 2017, through our indirectly wholly-owned subsidiary Trinity River DevCo LLC (Trinity), we entered into a Subscription Agreement with Plains Pipeline, L.P. (Plains), a wholly-owned subsidiary of Plains All American Pipeline L.P., pursuant to which we and Plains will enter into a 50/50 joint venture (the Advantage Joint Venture) to acquire Advantage Pipeline, L.L.C. (Advantage), which owns a 16-inch crude oil pipeline system extending approximately 70 miles from Pecos, Texas to Crane County, Texas (the Advantage Pipeline System).
Through Trinity, we will acquire a 50% interest in the Advantage Joint Venture for $66.5 million to be funded with cash and our revolving credit facility, which we amended on February 12, 2017 to permit Trinity’s investment in the Advantage Joint Venture. Once formed, the Advantage Joint Venture will acquire Advantage for approximately $133 million.
The closing of the joint venture is conditioned upon the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the execution on satisfactory terms of certain ancillary agreements to provide for the construction of necessary infrastructure to connect the parties’ assets to the Advantage Pipeline System, as well as other customary closing conditions.
In connection with the closing of the joint venture, the parties will enter into an operating and administrative services agreement, a dedication agreement and a limited liability company agreement pursuant to which NMS will be the operator of the Advantage Pipeline System and we will commit certain volumes to the system.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Supplemental Quarterly Financial Information
(Unaudited)

Supplemental quarterly financial information is as follows:

	Quarter Ended
(in thousands except per share amounts)	March 31,	June 30,	Sep 30,	Dec 31,	Total
2016
Revenues: Midstream Services — Affiliate	$32,123	$32,970	$47,166	$48,465	$160,724
Income Before Income Taxes	21,820	23,307	33,472	35,191	113,790
Net Income	13,510	14,434	22,367	35,191	85,502
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	*	*	3,093	25,365	28,458

Net Income Subsequent to the Offering on September 20, 2016 Per Limited Partner Unit — Basic and Diluted
Common Units	*	*	0.10	0.79	0.89
Subordinated Units	*	*	0.10	0.79	0.89
2015
Revenues: Midstream Services — Affiliate	$12,852	$16,212	$22,670	$36,103	$87,837
Income Before Income Taxes	9,013	7,699	17,186	27,370	61,268
Net Income	5,604	4,890	10,687	16,861	38,042
Net Income Attributable to Noble Midstream Partners LP Subsequent to the Offering on September 20, 2016	*	*	*	*	*

Net Income Subsequent to the Offering on September 20, 2016 Per Limited Partner Unit — Basic and Diluted
Common Units	*	*	*	*	*
Subordinated Units	*	*	*	*	*

*	Information is not applicable for the periods prior to the Offering on September 20, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure controls and procedures by our principal executive officer and our principal financial officer, as of the end of the period covered by this Annual Report on Form 10-K, each of them has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), are effective.
Management's Assessment of Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. Pursuant to the recently enacted Jumpstart Our Business Startups Act of 2012 (the JOBS Act), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm, as permitted by the transition period established by SEC rules applicable to newly public companies. Our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report for the year ending December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
On February 12, 2017, through our indirectly wholly-owned subsidiary Trinity River DevCo LLC (Trinity), we entered into a Subscription Agreement with Plains Pipeline, L.P. (Plains), a wholly-owned subsidiary of Plains All American Pipeline L.P., pursuant to which we and Plains will enter into a 50/50 joint venture (the Advantage Joint Venture) to acquire Advantage Pipeline, L.L.C. (Advantage), which owns a 16-inch crude oil pipeline system extending approximately 70 miles from Pecos, Texas to Crane County, Texas (the Advantage Pipeline System).
Through Trinity, we will acquire a 50% interest in the Advantage Joint Venture for $66.5 million to be funded with cash and our revolving credit facility, which we amended on February 12, 2017 to permit Trinity’s investment in the Advantage Joint Venture. Once formed, the Advantage Joint Venture will acquire Advantage for approximately $133 million.
The closing of the joint venture is conditioned upon the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the execution on satisfactory terms of certain ancillary agreements to provide for the construction of necessary infrastructure to connect the parties’ assets to the Advantage Pipeline System, as well as other customary closing conditions.
In connection with the closing of the joint venture, the parties will enter into an operating and administrative services agreement, a dedication agreement and a limited liability company agreement pursuant to which NMS will be the operator of the Advantage Pipeline System and we will commit certain volumes to the system.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Management of Noble Midstream Partners LP
We are managed by the directors and executive officers of our general partner, Noble Midstream GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Noble indirectly owns all of the membership interests in our general partner. Our unitholders are not entitled to elect the directors of our general partner’s board of directors or to directly or indirectly participate in our management or operations.
In evaluating director candidates, Noble will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our board of directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors of our general partner to fulfill their duties.
Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. While all of the employees that conduct our business are employed by our general partner or its affiliates, in this Annual Report on Form 10-K, we sometimes refer to these individuals as our employees.
Director Independence
As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from the NYSE corporate governance requirements, including:

•	the requirement that a majority of the board of directors of our general partner consist of independent directors;

•	the requirement that the board of directors of our general partner have a nominating/corporate governance committee that is composed entirely of independent directors; and

•	the requirement that the board of directors of our general partner have a compensation committee that is composed entirely of independent directors.
As a result of these exemptions, our general partner’s board of directors is not comprised of a majority of independent directors. Our board of directors does not currently intend to establish a nominating/corporate governance committee or a compensation committee. Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.
We are, however, required to have an audit committee of at least three members, all of whom satisfy the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the Offering.
We have also established a standing conflicts committee, as permitted under our partnership agreement.
Committees of the Board of Directors
In addition to the audit committee and the conflicts committee, the board of directors of our general partner may have such other committees as the board of directors shall determine from time to time.
Audit Committee
The audit committee of the board of directors of our general partner assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.
The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management, as necessary. Ms. Hallie A. Vanderhider (Chairperson) and Mr. Martin Salinas comprise the members of the audit committee. Each of Ms. Vanderhider and Mr. Salinas satisfy the definition of audit committee financial expert for purposes of the SEC’s rules. We expect to appoint a third member to the audit committee within the one-year transitional period following the effective date of the registration statement for the Offering, as permitted by the NYSE’s corporate governance standards.

While the audit committee of the board of directors of our general partner oversees the Partnership’s financial reporting process on behalf of the board of directors, management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviews and discusses with management the audited financial statements contained in this Annual Report on Form 10‑K.
Conflicts Committee
In January 2017, we established a standing conflicts committee of the board of directors of our general partner. The board of directors of our general partner will delegate the conflicts committee authority, from time to time, to review, in accordance with the terms of our partnership agreement, specific matters that may involve a potential conflict of interest between our general partner or any of its affiliates (including Noble), on the one hand, and us or any of our subsidiaries or partners, on the other hand. The board of directors of our general partner determines whether to refer a matter to the conflicts committee on a case-by-case basis.
The conflicts committee is comprised of two members of the board of directors of our general partner. The members of the conflicts committee are Mr. Salinas (Chairperson) and Ms. Vanderhider. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of any of its affiliates (including Noble), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors.
In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our long-term incentive plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Board Leadership Structure
Although the chief executive officer of our general partner currently does not also serve as the chairman of the board of directors of our general partner, the board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices. Directors of the board of directors of our general partner are designated or elected by Noble. Accordingly, unlike holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
Board Role in Risk Oversight
Our corporate governance guidelines provide that the board of directors of our general partner is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.
Non-Management Executive Sessions and Unitholder Communications
During the last fiscal year, the non-management directors met one time in executive session. Ms. Vanderhider, as Chair of the Audit Committee, acted as presiding director in such sessions.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at Noble Midstream Partners LP, 1001 Noble Energy Way, Houston, Texas 77070. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the last fiscal year, our board of directors had one meeting, our pricing committee had one meeting in connection with the pricing of the Offering and our audit committee had one meeting. All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings. Each of our directors attended all of the meetings of the board of directors, pricing committee and audit committee on which such director served.
Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy and Audit Committee Charter are available on our website (www.nblmidstream.com) under the Corporate Governance tab. Our Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to disclose any amendment to or waiver of our Code of Business Conduct and Ethics either on our website or in a current report on Form 8-K filed with the SEC.

Directors and Executive Officers
Directors are appointed by Noble, the sole member of our general partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors and executive officers of Noble Midstream GP LLC as of December 31, 2016.

Name	Age	Position with Our General Partner
Terry R. Gerhart	56	Chief Executive Officer and Director
Kenneth M. Fisher	55	Chairman of the Board of Directors
Charles J. Rimer	59	Director
Gary W. Willingham	52	Director
Hallie A. Vanderhider	58	Director
Martin Salinas, Jr.	45	Director
John F. Bookout, IV	30	Chief Financial Officer
Thomas W. Christensen	34	Chief Accounting Officer
John C. Nicholson	32	Chief Operating Officer
Terry R. Gerhart was appointed Chief Executive Officer and as a director of our general partner in October 2015. Mr. Gerhart applies over 32 years of industry experience to ensure safe, responsible delivery of midstream solutions to Noble Energy and other producers. In addition to this role, Mr. Gerhart currently serves as Senior Vice President, Global Operations Services for Noble, which he was appointed in September 2015. At Noble, Mr. Gerhart previously served as Vice President Africa from April 2013 to September 2015, Vice President Eastern Mediterranean Operations from August 2011 to April 2013, and Vice President International Non-Operated Assets and Global Gas Monetization from December 2009 to August 2011. He began his career with Atlantic Richfield as a petroleum engineer holding various engineering, operations and management positions of increasing importance. He was part of the team that started the US independent Vastar Resources, worked later as an executive for BP, and then with a technology based exploration start-up company before joining Noble. During his career, he has helped design, construct, operate, and manage upstream oil and gas gathering and treatment facilities, natural gas processing plants, and offshore production facilities throughout the world. We believe that Mr. Gerhart’s substantial prior experience with Noble and other companies engaged in energy-related businesses will provide the board of directors with valuable insight.
Kenneth M. Fisher was appointed as Chairman of the board of directors of our general partner in October 2015. Mr. Fisher serves as Executive Vice President and Chief Financial Officer of Noble, which he was elected to in April 2014, previously serving as Senior Vice President and Chief Financial Officer from November 2009. Before joining Noble, Mr. Fisher served in a number of senior leadership roles at Shell from 2002 to 2009, including as Executive Vice President of Finance for Upstream Americas, Director of Strategy & Business Development for Royal Dutch Shell plc in The Hague, Executive Vice President of Strategy and Portfolio for Global Downstream in London and CFO of Shell Oil Products US responsible for US downstream finance operations including Shell Pipeline Company. Prior to joining Shell in 2002, Mr. Fisher held senior finance positions within business units of General Electric Company. Mr. Fisher currently serves as a director of CONE Midstream Partners LP. We believe Mr. Fisher’s energy industry and financial experience will provide the board of directors of our general partner with valuable experience in our financial and accounting matters.
Charles J. Rimer was appointed to the board of directors of our general partner in October 2015. Mr. Rimer currently serves as Senior Vice President of Noble, which he was appointed to in April 2013, and is currently responsible for Noble’s U.S. onshore operations. He previously served as Vice President of Operations Services for Noble from 2012 and managed Noble’s international West Africa, non-operated and new ventures division from 2002. His prior roles encompassed the construction, startup, and operations of Noble’s midstream treating and measurement facilities in West Africa. He also was responsible for Noble’s worldwide Major Projects Division prior to his current assignment. Prior to joining Noble, he held various positions at ARCO, Vastar and Aspect Resources. We believe Mr. Rimer’s extensive knowledge of the energy industry and our DJ Basin operations will provide the board of directors of our general partner with valuable experience.
Gary W. Willingham was appointed to the board of directors of our general partner in October 2015. Mr. Willingham currently serves as Executive Vice President of Operations for Noble, which he was appointed to in October 2014, and is currently responsible for Noble’s global development, production and facilities operations, drilling, major projects and supply chain activities. Mr. Willingham previously served as Senior Vice President of Noble’s U.S. onshore operations, which included responsibility for the DJ Basin midstream assets, beginning in April 2013, and prior to that as Vice President of Strategic Planning, Environmental Analysis and Reserves beginning in 2008. Prior to joining the Company, he held various engineering and commercial positions at ARCO, Vastar Resources and BP America. We believe Mr. Willingham’s familiarity with Noble’s operations and experience in the energy industry will provide the board of directors of our general partner with valuable experience.
Hallie A. Vanderhider was appointed to the board of directors of our general partner in September 2016 and serves as chair of the audit committee and a member of the conflicts committee. Ms. Vanderhider currently serves as the Managing Partner of Catalyst Partners, LLC, which position she has held since May of 2013. Previously, she served as a member of the board of directors and as the President and Chief Operating Officer at Black Stone Minerals Company, L.P. (Black Stone), from October 1, 2007 through May 31 of 2013. She joined Black Stone in 2003 and served as its Executive Vice President and Chief Financial Officer until being appointed as the President and Chief Operating Officer in 2007. Ms. Vanderhider served as Chief Financial Officer of EnCap Investments L.P. and served in a variety of positions at Damson Oil Corp., including as Chief Accounting Officer. In addition, she served on the following boards of directors: Mississippi Resources LLC, from August of 2014 to February 2016; PetroLogistics GP LLC, from April 2013 to July 2014; Bright Horizons LLC from October of 2013 to January 2016 and Grey Rock Energy Management LLC from August of 2013 to present. We believe that Ms. Vanderhider’s previous experience with master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, will provide her the necessary skills to be a member of the board of directors of our general partner.
Martin Salinas, Jr. was appointed to the board of directors of our general partner in October 2016 and is a member of the audit committee and a member of the conflicts committee. Mr. Salinas currently serves as the Chief Executive Officer of Phase 4 Energy Partners, Inc., which position he has held since October of 2015. Previously, he served as Chief Financial Officer of Energy Transfer Partners, L.P. from June of 2008 through April of 2015. He joined Energy Transfer Partners, L.P. in 2004 and served as Controller and Vice-President of Finance until being appointed as Chief Financial Officer in 2008. In addition to serving as Chief Financial Officer for Energy Transfer Partners, Mr. Salinas also served as Sunoco Logistics, L.P.’s Chief Financial Officer and a member of the Board of Directors from October of 2012 through April of 2015 and as a member of the Board of Directors for Sunoco Partners, L.P. from March of 2014 until April of 2015. Prior to joining Energy Transfer Partners, L.P., Mr. Salinas worked at KPMG, LLP from September of 1994 through August 2004 serving audit clients primarily in the Oil and Gas industry. We believe that Mr. Salina’s prior experience as an auditor and chief financial officer will provide the board of directors of our general partner with valuable experience with respect to our accounting and financial matters.
John F. Bookout, IV was appointed Chief Financial Officer in October 2015. Mr. Bookout joined Noble in July 2014 and has recently been responsible for financial management, planning, business development, and mergers and acquisitions related to Noble’s US onshore midstream activities, including the structuring of CONE Midstream Partners, L.P. and the structuring of the Offering of the Partnership. Mr. Bookout also served as an advisor to Noble in the Corporate Finance and Treasury group beginning in July 2014. From September 2009 until joining Noble, Mr. Bookout was an Associate at Global Infrastructure Partners.
Thomas W. Christensen was appointed Chief Accounting Officer in August 2016. He previously served as Corporate Finance Manager in Noble’s Treasury group since joining the Company following its acquisition of Rosetta Resources in July 2015. Mr. Christensen joined Rosetta Resources in September 2009 and served in positions of increasing responsibility, including serving as its Financial Reporting Manager from March 2011 to September 2013 and as its Assistant Controller overseeing SEC reporting, corporate accounting, income taxes and technical accounting matters from September 2013 to July 2015. Prior to joining Rosetta, Mr. Christensen worked as an auditor in PricewaterhouseCoopers’s energy practice. Mr. Christensen is a certified public accountant.
John C. Nicholson was appointed Chief Operating Officer in October 2015. Mr. Nicholson has eight years of experience in the oil and gas industry and with Noble, having joined Noble in June 2007. During this time, Mr. Nicholson has held various positions, including most recently serving as an Investor Relations Advisor for Noble from July 2014 until his appointment to Chief Operating Officer and from January 2012 to July 2014 served as a Project Manager for a deepwater development offshore West Africa.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Insiders”) to file with the SEC initial reports of ownership and reports of changes in ownership of such equity securities. Insiders are also required to furnish us with copies of all Section 16(a) forms that they file. Such reports are accessible on or through our website at www.nblmidstream.com under the “SEC Filings” tab.
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2016.

Item 11.  Executive Compensation
Compensation Discussion and Analysis
Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and are responsible for managing our business. We are managed by our general partner, the executive officers of which are employees of Noble and perform responsibilities for Noble and its affiliates unrelated to our business. Because our general partner’s executive officers are employed by Noble, compensation of our executive officers is set and paid by Noble under its compensation programs. While our general partner has not entered into any employment agreements with any of its executive officers, we and our general partner have entered into an omnibus agreement and a secondment agreement with Noble pursuant to which, among other matters:

•	Noble makes available to our general partner the services of the Noble employees who act as the executive officers of our general partner;

•
our general partner pays the fully burdened employment-related costs for time spent by the Noble employees who act as the operational employees of our general partner, including our Chief Executive Officer and Chief Operating Officer; and

•	our general partner pays a fixed administrative fee to cover the services provided to us by the other Noble employees who act as executive officers of our general partner.
For 2016, our Named Executive Officers (NEOs) were as follows:

•	Terry R. Gerhart, Chief Executive Officer

•	John F. Bookout, IV, Chief Financial Officer

•	Thomas W. Christensen, Chief Accounting Officer

•	John C. Nicholson, Chief Operating Officer
Mr. Gerhart, who is also an officer of Noble, devotes the majority of his time to his role at Noble and spends time, as needed, directly managing our business and affairs. Mr. Bookout, Mr. Christensen and Mr. Nicholson are also employees of Noble and are 100% dedicated to Noble’s midstream business, which includes both Partnership assets and assets retained by Noble. However, they devote a significant amount of their time to directly managing our business and affairs. Compensation for each officer is determined solely based on the role he performs for Noble.
Under our operational services and secondment agreement with Noble, we reimburse Noble for all employee-related costs attributable to the operational aspects of our business, including management by the executive officers responsible for our operations. Under our omnibus agreement with Noble, we pay an annual fixed administrative fee to Noble, which covers employment-related costs of our other officers and executive officers, among other costs and expenses. Except with respect to awards that may be granted from time to time under our equity compensation plan, our executive officers do not receive any additional compensation for their services to our business or as executive officers of our general partner.
Compensation Committee Report
We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our executive officers.  Rather, the compensation of our executive officers is set and paid by Noble under its compensation programs, and under the omnibus agreement, our general partner pays a fixed administrative fee to cover the services provided to us by the executive officers of our general partner who are employees of Noble. Additionally, under the operational services and secondment agreement with Noble, we reimburse Noble for the portion of our executive officers’ compensation that is attributable to the management of the operational aspects of our business.
In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein and, based on such review and discussions, determined that it be included in this Annual Report on Form 10-K.

Submitted by:	Terry R. Gerhart
Kenneth M. Fisher
Charles J. Rimer
Gary W. Willingham
Hallie A. Vanderhider
Martin Salinas, Jr.

Long-Term Incentive Plan
Our general partner has adopted the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP), which provides for the grant, from time to time at the discretion of the board of directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the board of directors or such committee, subject to applicable law (the “plan administrator”), of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to the Partnership, and to align the economic interests of such individuals with the interests of unitholders of the Partnership.
During 2016, the executive officers of our general partner (including those that also served as directors of our general partner) did not receive grants under the LTIP.  In February 2017, each of our NEOs received grants of time-based restricted units under the LTIP.  These restricted units will vest, subject to the conditions set forth in the applicable award agreements, as follows: (i) 20% of the restricted units as of the first anniversary of the date of grant, (ii) 30% of the restricted units as of the second anniversary of the date of grant, and (iii) the remaining outstanding unvested restricted units on the third anniversary of the date of grant. Non-employee directors of our general partner received equity grants under the LTIP during 2016, as described below.
Under the LTIP, the number of units that may be delivered pursuant to vested awards is limited to 1,860,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards.
The plan administrator of the LTIP, at its discretion, may terminate the LTIP at any time with respect to the common units for which a grant has not previously been made. The plan administrator of the LTIP also has the right to alter or amend the LTIP or any part of it from time to time or to amend any outstanding award made under the LTIP, provided that no change in any outstanding award may be made that would materially impair the vested rights of the participant without the consent of the affected participant or result in taxation to the participant under Section 409A of the Internal Revenue Code of 1986, as amended.
Compensation of Our Directors
The officers of our general partner or of Noble who also serve as directors of our general partner do not receive additional compensation for their service as members of the board of directors of our general partner. Directors of our general partner who are not officers of our general partner or of Noble (non-employee directors) receive cash and equity-based compensation for their services as directors of our general partner. Our general partner’s non-employee director compensation program consists of the following:

•	an annual retainer of $60,000;

•	an additional annual retainer of $20,000 for each of the chair of the audit committee and the chair of the conflicts committee, as applicable; and

•	an annual equity-based award granted under the LTIP, having a value as of the grant date of approximately $120,000.
Non-employee directors also receive reimbursement for out-of-pocket expenses they incur in connection with attending meetings of the board of directors or its committees. Each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.
The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash(1)	Equity Awards (2)	Total
Hallie A. Vanderhider	$80,000	$120,000	$200,000
Martin Salinas, Jr.	80,000	120,000	200,000

(1)	Each non-employee director’s annual cash retainer for 2016 was pro-rated to reflect his or her actual length of service during the year.

(2)
In connection with his or her appointment to the board of directors of our general partner, each non-employee director also received a one-time grant of restricted common units under the LTIP with a value of $120,000. Reflects the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718. The grant date fair value is computed based upon the closing price of our common units on the respective date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth, as of February 10, 2017, the beneficial ownership of common units and subordinated units of Noble Midstream Partners LP and held by:

•	each unitholder known by us to beneficially hold 5% or more of our outstanding units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all of the directors and named executive officers of our general partner as a group.
In addition, our general partner owns a non-economic general partner interest in us and Noble owns all of our incentive distribution rights.
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the following tables have sole voting and sole investment power with respect to all units beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
Noble Energy, Inc. 1001 Noble Energy Way Houston, Texas 77070	1,527,584	9.6%	15,902,584	100%	54.8%	(1)
Tortoise Capital Advisors, L.L.C. 11550 Ash Street, Suite 300 Leawood, Kansas 66211	2,127,762	13.4%	—	—%	6.7%	(2)
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, California 90067	1,349,200	8.5%	—	—%	4.2%	(3)
Goldman Sachs Asset Management 200 West Street New York, New York 10282	1,140,051	7.2%	—	—%	3.6%	(4)
Harvest Fund Advisors LLC 100 W. Lancaster Avenue, Suite 200, Wayne, Pennsylvania 19087	1,401,089	8.8%	—	—%	4.4%	(5)

(1)
Based upon its Schedule 13D filed with the SEC on September 30, 2016, with respect to its beneficial ownership of our common and subordinated units, Noble Energy has sole voting and dispositive power with respect to 17,430,168 units.

(2)
Based upon its Schedule 13G filed with the SEC on October 6, 2016, with respect to its beneficial ownership of our common units, Tortoise Capital Advisors, L.L.C. has sole voting power with respect to 26,469 units, shared voting power with respect to 1,906,665 units, sole dispositive power with respect to 26,649 units, and shared dispositive power with respect to 2,101,293 units.

(3)
Based upon its Schedule 13G filed with the SEC on January 11, 2017, with respect to its beneficial ownership of our common units, Kayne Anderson Capital Advisors, L.P. has sole voting and dispositive power with respect to 1,349,200 units.

(4)
Based upon its Schedule 13G filed with the SEC on February 9, 2017, with respect to its beneficial ownership of our common units, Goldman Sachs Asset Management has shared voting and dispositive power with respect to 1,140,051 units.

(5)
Based upon its Schedule 13G filed with the SEC on February 10, 2017, with respect to its beneficial ownership of our common units, Harvest Fund Advisors LLC has sole voting and dispositive power with respect to 1,401,089 units.

Directors/Named Executive Officers	Total Common Units Beneficially Owned	Percent of Total Outstanding
Terry R. Gerhart	18,180	*
Kenneth M. Fisher	12,500	*
Charles J. Rimer	—	—
Gary W. Willingham	10,000	*
Hallie A. Vanderhider	6,660	*
Martin Salinas, Jr.	13,660	*
John F. Bookout, IV	7,929	*
Thomas W. Christensen	2,428	*
John C. Nicholson	4,027	*
All Directors and Executive Officers as a Group (9 persons)	75,384	*

*	Less than 1%.
The following table sets forth, as of February 6, 2017, the number of shares of Noble common stock beneficially owned by each of the directors and named executive officers of our general partner and all of the directors and named executive officers of our general partner as a group. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of February 6, 2017 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of February 6, 2017. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Noble common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Shares of Common Stock Beneficially Owned	Percent of Total Outstanding
Terry R. Gerhart	146,550	*
Kenneth M. Fisher	604,717	*
Charles J. Rimer	245,442	*
Gary W. Willingham	350,304	*
Hallie A. Vanderhider	—	—
Martin Salinas, Jr.	—	—
John F. Bookout, IV	2,660	*
Thomas W. Christensen	3,504	*
John C. Nicholson	7,173	*
All Directors and Executive Officers as a Group (9 persons)	1,360,350	*

*	Less than 1%.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information regarding the number of common units that are available for issuance under our LTIP as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	1,852,132
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,852,132

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Noble owns 1,527,584 common units and 15,902,584 subordinated units representing an aggregate 54.8% limited partner interest in us. In addition, our general partner owns a non-economic general partner interest in us and Noble owns all of our incentive distribution rights.
Distributions and Payments to Our General Partner and Its Affiliates
The following summarizes the distributions and payments made, or to be made, by us to our general partner and its affiliates in connection with the formation, ongoing operation and liquidation of us. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Formation/Offering Stage
The consideration received by our general partner and its affiliates, including Noble, in connection with the Offering for the contribution of the controlling interests in our development companies to us:

•	a total of 1,527,584 common units, representing a 4.8% limited partner interest in the Partnership;

•	a total of 15,902,584 subordinated units, representing an approximate 50.0% limited partner interest in the Partnership;

•	Incentive Distribution Rights (IDRs) in the Partnership;

•	an initial cash distribution of $296.8 million from the Partnership; and

•	a non-economic general partnership interest in the Partnership, through our general partner, Noble Midstream GP LLC, which is not entitled to receive cash distributions.
Post-Offering Operational Stage
Distributions of available cash to Noble:

•	We will generally make cash distributions to our unitholders pro rata, including Noble, as holder of an aggregate 1,527,584 common units and 15,902,584 subordinated units.

•
In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by Noble will entitle it to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Payments to our general partner and its affiliates:

•
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations.

•
Under our operational services and secondment agreement, we reimburse Noble for the secondment to our general partner of certain employees who provide operational functions and all personnel in the operational chain of management.

•
Under our omnibus agreement, we pay to Noble a fixed fee for the cost of the general and administrative expenses that we anticipate to receive. In addition, to the extent Noble incurs direct, third-party out-of-pocket general and administrative costs for our exclusive benefit, we reimburse Noble for such amounts, and we are responsible for directly incurring certain other general and administrative expenses, such as our tax advisors who specialize in master limited partnerships, lawyers and accounting firms.

Withdrawal or removal of our general partner:

•
If our general partner withdraws or is removed, its non-economic general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
Agreements with our Affiliates in Connection with the Offering Transactions
We and other parties entered into the various agreements that effected the transactions in connection with the Offering, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds from the Offering. While not the result of arm’s-length negotiations, we believe the terms of all of our initial agreements with Noble and its affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid for with the proceeds from the Offering.
Omnibus Agreement
At the closing of the Offering, we entered into an omnibus agreement with Noble and our general partner that addresses the following matters:

•
our payment of an annual general and administrative fee, initially in the amount of $6.9 million (prorated for the first year of service), for the provision of certain services by Noble and its affiliates;

•	our right of first refusal, or ROFR, on existing Noble and future Noble acquired assets and the right to provide certain services;

•	our right of first offer, or ROFO, to acquire Noble’s retained interests in each of the development companies; and

•
an indemnity by Noble for certain environmental and other liabilities, and our obligation to indemnify Noble for events and conditions associated with the operations of its assets that occur after the closing of the Offering and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us.

If Noble ceases to control our general partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. The ROFR and ROFO contained in our omnibus agreement will terminate on the earlier of 15 years from the closing of the Offering, the date that Noble no longer controls our general partner and on the written agreement of all parties.
Payment of general and administrative support fee and reimbursement of expenses. We pay Noble a flat fee, initially in the amount of $6.9 million per year (payable in equal monthly installments and prorated for the first year of service), for the provision of certain general and administrative services for our benefit.
Once per year, Noble will submit a good faith estimate of the general and administrative services fee based on the services that Noble anticipates providing to us during the following year. The board of directors of our general partner will have the opportunity to review the proposed general and administrative fee for the upcoming year and submit disputes to Noble; provided, however, that the fee will not be increased from the initial $6.9 million per year for the first three years following the closing of the Offering. If Noble and the board of directors of our general partner are unable to agree on the amount of the general and administrative fee for any year, Noble and the Partnership will submit their calculations of the fee to an independent auditing firm for review. The determination of the independent auditing firm will be final and binding on Noble and the Partnership with respect to all items included in the general and administrative fee.
Under the omnibus agreement, we will also reimburse Noble for all direct, third-party out-of-pocket costs incurred by Noble in providing these services for our exclusive benefit. This reimbursement will be in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

Rights of First Refusal (ROFR). Under the omnibus agreement, Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets and ROFR services granted to us by Noble as well as the net acreage covered by our ROFR, to the extent known as of December 31, 2016, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
East Pony (Northern Colorado)	Natural Gas Processing Natural Gas Gathering	Operational	N/A
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	31,000
DJ Basin (other than dedicated above)	To the extent not already covered in dedication in the prior chart: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	85,000
Delaware Basin	Natural Gas Gathering Fresh Water Services	Under Construction	40,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
The consummation and timing of any acquisition by us of the assets or any provision of midstream services subject to the ROFR will depend upon, among other things, Noble’s decision to sell any of the assets subject to the ROFR or Noble’s decision to obtain midstream services in the acreage or areas subject to the ROFR and our ability to reach an agreement with Noble on price and other terms. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions or expansions of our services pursuant to our ROFR.
Rights of First Offer (ROFO). Under the omnibus agreement, Noble has granted us a ROFO with respect to its retained interests in the development companies through which we conduct our midstream services. Pursuant to our ROFO, before Noble can offer any of its retained interests in our development companies to any third party, Noble must allow us to make an offer to purchase these interests. We believe that the ROFO on Noble’s retained interests in our DevCos will provide us an opportunity to develop organic growth with potentially lower development capital costs. We are under no obligation to purchase any of Noble’s retained interests in our development companies, and Noble is only under an obligation to permit us to make an offer on these interests to the extent that Noble elects to sell these midstream assets to a third party.
The consummation and timing of any acquisition by us of the interests covered by our ROFO will depend upon, among other things, Noble’s decision to sell any of the interests covered by the ROFO and our ability to reach an agreement with Noble on price and other terms. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our ROFO.
Indemnification. Under the omnibus agreement, Noble will indemnify us, subject to certain deductibles, for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences before the closing of the Offering. Noble will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that are identified prior to the third anniversary of the closing of the Offering, and will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification.
Noble will also indemnify us for liabilities relating to:

•
the consummation of the transactions contemplated by our contribution agreements or the assets contributed to us, other than environmental liabilities, that arise out of the ownership or operation of the assets prior to the closing of the Offering;

•	events and conditions associated with any assets retained by Noble;

•
litigation matters attributable to the ownership or operation of the contributed assets prior to the closing of the Offering, which will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification (other than currently pending legal actions, which are not subject to a deductible);

•
the failure to have any consent, license, permit or approval necessary for us to own or operate the contributed assets in substantially the same manner as owned or operated by Noble prior to the Offering; and

•
all tax liabilities attributable to the assets contributed to us arising prior to the closing of the Offering or otherwise related to Noble’s contribution of those assets to us in connection with the Offering.

We have agreed to indemnify Noble for events and conditions associated with the ownership or operation of our assets that occur after the closing of the Offering and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us as described above. There is no limit on the amount for which we will indemnify Noble under the omnibus agreement.
Operational Services and Secondment Agreement
We and our general partner also entered into an operational services and secondment agreement with Noble setting forth the operational services arrangements described below. Noble seconds certain of its operational, construction, design and management employees and contractors to our general partner, the Partnership and the Partnership’s subsidiaries (collectively the “Partnership Parties”) to provide management, maintenance and operational functions with respect to our assets. During their period of secondment, the seconded personnel will be under the direct management and supervision of the Partnership Parties.
The Partnership Parties will reimburse Noble for the cost of the seconded employees and contractors, including their wages and benefits. If a seconded employee or contractor does not devote 100% of his or her time to providing services to the Partnership Parties, then we will reimburse Noble for only a prorated portion of such employee’s overall wages and benefits, and the costs associated with contractors based on the percentage of the employee’s or contractor’s time spent working for the Partnership Parties. The Partnership Parties will reimburse Noble on a monthly basis or at other intervals that Noble and the general partner may agree from time to time.
The operational services and secondment agreement has an initial term of 15 years and will automatically extend for successive renewal terms of one year each, unless terminated by either party upon at least 30 days’ prior written notice before the end of the initial term or any renewal term. In addition, the Partnership Parties may terminate the agreement at any time upon written notice stating the date of termination or reduce the level of services under the agreement at any time upon 30 days’ prior written notice.
Commercial Agreements
We have long-term agreements with Noble for the provision of midstream services. Each of our commercial agreements with Noble covering its DJ Basin acreage was originally entered into January 1, 2015 and expires in 2030. As our third party customer took its interest in our commercial agreements by assignment from Noble, its dedication for crude oil and water-related services will expire in 2030. Each of our commercial agreements with Noble covering its Delaware Basin acreage was originally entered into in the summer of 2016 and expires in 2032. Upon the expiration of the initial term, each agreement will automatically renew for subsequent one-year periods unless terminated by either us or our customer no later than 90 days prior to the end of the initial term or any subsequent one-year term thereafter. Our commercial agreements are subject to existing dedications and provide generally that our dedications will run with the land and be binding on any transferee.
Contribution Agreement
At the closing of the Offering, we entered into a contribution, conveyance and assumption agreement, which we refer to as our contribution agreement, with Noble, our general partner and certain other affiliates of Noble pursuant to which our DevCos came to hold the assets comprising our operating assets and dedications and we came to hold controlling interests in the DevCos.
Furthermore, in connection with the closing of the Offering, Noble contributed to us 100% of the membership interests in NMS pursuant to the contribution agreement.
Insurance
Captive insurance entities controlled by Noble provide limited third party liability, property and business interruption insurance to the Partnership at commercially competitive rates. The Partnership and Noble also utilize unaffiliated insurance carriers to provide third party liability, property and business interruption insurance in excess of the captive entities' limitations. Additionally, director and officer insurance for the Partnership is provided as a part of Noble's third party director and officer insurance policy.
Director Independence
Our disclosures in Item 10. Directors, Executive Officers and Corporate Governance are incorporated herein by reference.
Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner adopted a code of business conduct and ethics in connection with the completion of the Offering that provides that the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions.
If the board of directors of our general partner or its authorized committee considers ratification of a transaction with a related person and determines not to so ratify, then the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.
The code of business conduct and ethics provides that, in determining whether or not to recommend the initial approval or ratification of a transaction with a related person, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

Item 14.  Principal Accounting Fees and Services
The table below sets forth the aggregate fees and expenses for the year ended December 31, 2016 for professional services performed by our independent registered public accounting firm KPMG LLP:

(in thousands)	Year Ended December 31, 2016
Audit Fees	$725
Audit-Related Fees	125
Tax Fees	—
All Other Fees	—
Total Fees	$850
Our audit committee of the board of directors of our general partner has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm.
The audit committee has adopted a pre-approval policy with respect to services which may be performed by KPMG LLP. This policy lists specific audit-related and tax services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives quarterly reports on the status of expenditures pursuant to that pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the audit committee. For the year ended December 31, 2016, the audit committee of our predecessor approved 100% of the services described above.
The audit committee of the board of directors of our general partner has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2017.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)       The following documents are filed as a part of this report:

(3)	Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date:	February 14, 2017	By: /s/ Terry R. Gerhart
Terry R. Gerhart,
Chief Executive Officer and Director

Date:	February 14, 2017	By: /s/ John F. Bookout, IV
John F. Bookout, IV,
Chief Financial Officer

Date:	February 14, 2017	By: /s/ Thomas W. Christensen
Thomas W. Christensen,
Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry R. Gerhart	Chief Executive Officer and Director	February 14, 2017
Terry R. Gerhart	(Principal Executive Officer)

/s/ John F. Bookout, IV	Chief Financial Officer	February 14, 2017
John F. Bookout, IV	(Principal Financial Officer)

/s/ Thomas W. Christensen	Chief Accounting Officer	February 14, 2017
Thomas W. Christensen	(Principal Accounting Officer)

/s/ John C. Nicholson	Chief Operating Officer	February 14, 2017
John C. Nicholson

/s/ Kenneth M. Fisher	Chairman of the Board of Directors	February 14, 2017
Kenneth M. Fisher

/s/ Charles J. Rimer	Director	February 14, 2017
Charles J. Rimer

/s/ Gary W. Willingham	Director	February 14, 2017
Gary W. Willingham

/s/ Hallie A. Vanderhider	Director	February 14, 2017
Hallie A. Vanderhider

/s/ Martin Salinas, Jr.	Director	February 14, 2017
Martin Salinas, Jr.

Index to Exhibits

Exhibit Number	Exhibit

2.1***+	Advantage Pipeline Holdings LLC Subscription Agreement, dated February 12, 2017, by and among Advantage Pipeline Holdings LLC, Trinity River DevCo LLC and Plains Pipeline, L.P.

3.1
Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

3.2
Amendment to the Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

3.3
Amendment to the Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed November 6, 2015 and incorporated herein by reference).

3.4
First Amended and Restated Agreement of Limited Partnership of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

3.5
Certificate of Formation of Noble Midstream GP LLC (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

3.6
Amendment to Certificate of Formation of Noble Midstream GP LLC (filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

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

10.5.1***
First Amendment to Credit Agreement, dated February 12, 2017, to Credit Agreement dated September 20, 2016, by and among the Registrant, as the parent, and Noble Midstream Services, LLC, as the Borrower, the subsidiaries of the Borrower identified therein, JPMorgan Chase Bank, N.A., and the other lenders party thereto.

10.6
Second Amended and Restated Agreement Terms and Conditions Relating to Gas Gathering Services (filed as Exhibit 10.6 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.6.1†
Second Amended and Restated Gas Gathering Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.7.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.6.1.1
Amendment 01 to that certain Second Amended and Restated Gas Gathering Agreement, together with Agreement Addendum 01, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.7.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.6.2†
Second Amended and Restated Gas Gathering Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.8.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S‑1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.6.2.1
Amendment 01 to that certain Second Amended and Restated Gas Gathering Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.8.1.1 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.6.3
Second Amended and Restated Gas Gathering Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.8.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.7
Third Amended and Restated Agreement Terms and Conditions Relating to Crude Oil Treating Services (filed as Exhibit 10.9 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.7.1†
Third Amended and Restated Crude Oil Treating Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.10.1 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.7.2†
Third Amended and Restated Crude Oil Treating Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.10.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8
Second Amended and Restated Agreement Terms and Conditions Relating to Produced Water Services (filed as Exhibit 10.11 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.1†
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.12.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.1.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 01, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.12.3 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.2†
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.13.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.2.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 02, effective as of September 1, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.13.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.3
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.14.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.3.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.14.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.4
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 04, effective as of March 31, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.15.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.4.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 04, effective as of September 1, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.15.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.5
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 05, effective as of March 31, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.16.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.8.5.1
Amendment 01 to that certain Second Amended and Restated Produced Water Services Agreement, together with Agreement Addendum 05, effective as of September 1, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.16.1.1 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.8.6
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.16.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.9
Texas Agreement Terms and Conditions Relating to Produced Water Services (filed as Exhibit 10.37 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.9.1†
Texas Produced Water Services Agreement, Agreement Addendum 01, effective as of September 1, 2016, between Rosetta Resources Operating LP and Blanco River DevCo LP (filed as Exhibit 10.38 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10
Second Amended and Restated Agreement Terms and Conditions Relating to Fresh Water Services (filed as Exhibit 10.17 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.1†
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.18.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.1.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.18.1 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.2†
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.19.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference

10.10.2.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 02, effective as of September 1, 2016, among Noble Energy, Inc. and San Juan River DevCo LP (filed as Exhibit 10.19.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.3†
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.20.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.3.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.20.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.4
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 04, effective as of March 31, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.21.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.4.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 04, effective as of September 1, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.21.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.5
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 05, effective as of March 31, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.22.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.10.5.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 05, effective as of September 1, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.22.1.1 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.10.6
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.22.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11
Second Amended and Restated Terms and Conditions Relating to Crude Oil Gathering Services (filed as Exhibit 10.23 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.1†
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.24.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.1.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 01, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.24.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.2†
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 02, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.25.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.2.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 02, effective as of September 1, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.25.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.3
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.26.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.3.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 03, effective as of September 1, 2016, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.26.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.4
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 04, effective as of March 31, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.27.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.4.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 04, effective as of September 1, 2016, among Noble Energy, Inc. and Gunnison River DevCo LP (filed as Exhibit 10.27.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.5
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 05, effective as of March 31, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.28.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.11.5.1
Amendment 01 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 05, effective as of September 1, 2016, among Noble Energy, Inc. and Laramie River DevCo LP (filed as Exhibit 10.28.1.1 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.11.6
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum XX, effective as of March 31, 2016, among Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.28.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed July 22, 2016 and incorporated herein by reference).

10.12
Texas Agreement Terms and Conditions Relating to Crude Oil Gathering Services (filed as Exhibit 10.35 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

10.12.1†
Texas Oil Gathering Agreement, Agreement Addendum 01, effective as of September 1, 2016, between Rosetta Resources Operating LP and Blanco River DevCo LP (filed as Exhibit 10.36 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

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

10.18*
Registrant’s Form of Non-Employee Director Restricted Unit Agreement under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: October 27, 2016) filed November 2, 2016 and incorporated herein by reference).

10.19*
Registrant's Form of Employee Restricted Unit Agreement under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: January 26, 2017) filed January 26, 2017 and incorporated herein by reference).

21.1***	Subsidiaries

23.1***	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1***	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2***	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1***	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2***	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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
*** Filed herewith.
+ Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

GLOSSARY

In this report, the following abbreviations are used:

Bbl	Barrel
Bbl/d	Barrels per day
Bpm	Barrels per minute
Btu	British thermal unit
Btu/d	British thermal units per day
CGF	Central gathering facility
DevCo	Development company
DCF	Distributable cash flow
DJ Basin	Denver-Julesburg Basin
EBITDA	Earnings before interest, taxes, depreciation, and amortization
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas emissions
HH	Henry Hub index
IDP	Integrated development plan area
IDRs	Incentive distribution rights
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf/d	Thousand cubic feet per day
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
NGL	Natural gas liquids
Offering	Initial public offering
PPI	Producer price index
ROFO	Right of first offer
ROFR	Right of first refusal