Form 10-Q
period 2017-03-31
Noble Midstream Partners LP
filed 2017-05-02
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company ” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
As of March 31, 2017, the registrant had 15,902,584 common units and 15,902,584 subordinated units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Midstream Services — Affiliate	$50,314	$32,123
Costs and Expenses
Direct Operating	11,401	5,888
Depreciation and Amortization	2,449	2,144
General and Administrative	2,742	2,654
Total Operating Expenses	16,592	10,686
Operating Income	33,722	21,437
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	267	910
Investment Income	(1,065)	(1,293)
Total Other (Income) Expense	(798)	(383)
Income Before Income Taxes	34,520	21,820
Income Tax Provision	—	8,310
Net Income and Comprehensive Income	34,520	$13,510
Less: Net Income Attributable to Noncontrolling Interests	10,178
Net Income Attributable to Noble Midstream Partners LP	$24,342

Net Income Attributable to Noble Midstream Partners LP Per Limited Partner Unit — Basic and Diluted
Common Units	$0.77
Subordinated Units	$0.77

Weighted Average Limited Partner Units Outstanding — Basic
Common Units — Public	14,375
Common Units — Noble	1,528
Subordinated Units — Noble	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units — Public	14,381
Common Units — Noble	1,528
Subordinated Units — Noble	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$38,859	$57,421
Accounts Receivable — Affiliate	21,209	19,191
Other Current Assets	263	380
Total Current Assets	60,331	76,992
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	386,756	311,045
Less: Accumulated Depreciation and Amortization	(34,018)	(31,642)
Total Property, Plant and Equipment, Net	352,738	279,403
Investments	12,392	11,151
Deferred Charges	1,717	1,813
Total Assets	$427,178	$369,359
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$740	$1,452
Accounts Payable — Trade	55,548	12,501
Current Portion of Capital Lease	4,060	4,786
Other Current Liabilities	2,399	1,617
Total Current Liabilities	62,747	20,356
Asset Retirement Obligations	5,486	5,415
Other Long-Term Liabilities	659	683
Total Liabilities	68,892	26,454
EQUITY
Partners' Equity
Limited Partner
Common Units — Public (14,375 units outstanding as of March 31, 2017 and December 31, 2016)	316,772	311,872
Common Units — Noble (1,528 units outstanding as of March 31, 2017 and December 31, 2016)	(3,027)	(3,534)
Subordinated Units — Noble (15,903 units outstanding as of March 31, 2017 and December 31, 2016)	(31,519)	(36,799)
Noncontrolling Interests	76,060	71,366
Total Equity	358,286	342,905
Total Liabilities and Equity	$427,178	$369,359

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net Income and Comprehensive Income	$34,520	$13,510
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	2,449	2,144
Deferred Income Taxes	—	3,993
Other Adjustments for Noncash Items Included in Income	222	75
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable — Affiliate	(3,322)	(9,803)
Increase in Current Income Taxes Payable	—	4,153
(Decrease) Increase in Accounts Payable	(2,518)	464
Other Operating Assets and Liabilities, Net	874	63
Net Cash Provided by Operating Activities	32,225	14,599
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(32,298)	(11,906)
Additions to Investments	(414)	(35)
Distributions from Investments	123	280
Net Cash Used in Investing Activities	(32,589)	(11,661)
Cash Flows From Financing Activities
Distributions to Parent	—	(21,480)
Contributions from Parent	—	223
Distributions to Noncontrolling Interests	(11,267)	—
Cash Contributions from Noncontrolling Interests	7,087	—
Distributions to Unitholders	(13,782)	—
Repayment of Capital Lease Obligation	(236)	—
Net Cash Used in Financing Activities	(18,198)	(21,257)
Decrease in Cash and Cash Equivalents	(18,562)	(18,319)
Cash and Cash Equivalents at Beginning of Period	57,421	26,612
Cash and Cash Equivalents at End of Period	$38,859	$8,293
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Predecessor	Partnership
	Parent Net Investment	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	Noncontrolling Interests	Total
December 31, 2015	$263,539	$—	$—	$—	$—	$263,539
Net Income	13,510	—	—	—	—	13,510
Contributions from Parent	297	—	—	—	—	297
Distributions to Parent	(21,480)	—	—	—	—	(21,480)
March 31, 2016	$255,866	$—	$—	$—	$—	$255,866

December 31, 2016	$—	$311,872	$(3,534)	$(36,799)	$71,366	$342,905
Net Income	—	11,002	1,169	12,171	10,178	34,520
Contributions from Noncontrolling Interests	—	—	—	—	5,783	5,783
Distributions to Noncontrolling Interests	—	—	—	—	(11,267)	(11,267)
Distributions to Unitholders	—	(6,229)	(662)	(6,891)	—	(13,782)
Unit Based Compensation	—	127	—	—	—	127
March 31, 2017	$—	$316,772	$(3,027)	$(31,519)	$76,060	$358,286

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations
Organization Noble Midstream Partners LP (the Partnership, we, or us) is a growth-oriented Delaware master limited partnership formed in December 2014 by our sponsor, Noble Energy, Inc. (Noble or Parent), to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current focus areas are the Denver-Julesburg (DJ) Basin in Colorado and the Southern Delaware Basin position of the Permian Basin (Delaware Basin) in Texas, where additional midstream assets are currently under construction.
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
In connection with the Offering, Noble contributed ownership interests in certain development companies (DevCos) and a 3.33% ownership interest in White Cliffs Pipeline L.L.C. to us (the White Cliffs Interest). The ownership interests in the DevCos, together with the White Cliffs Interest, are referred to collectively as the Contributed Businesses.
Nature of Operations Through our ownership interests in the DevCos, we operate and own interests in the following assets, some of which are currently under construction:

•	crude oil and natural gas gathering systems;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems; and

•	fresh water storage and delivery systems.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. We have entered into multiple fee-based commercial agreements with Noble to provide these services, which are critical to Noble’s upstream operations. Our agreements include substantial acreage dedications.
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

Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and partners' equity for such periods. Operating results for the three months ended March 31, 2017  are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Investments We use the cost method of accounting for our White Cliffs Interest as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs Pipeline L.L.C. as investment income in our consolidated statements of operations to the extent there is net income and record cash distributions in excess of our ratable share of earnings as return of investment.
We use the equity method of accounting for our investment in the Advantage Pipeline, L.L.C. (Advantage) joint venture, as we do not control, but do exert significant influence over, its operations. See Note 13. Subsequent Events. Upon closing of the Advantage transactions, we will record the investment at our share of net assets of the investee plus our loans and advances. Differences in the basis of the investment and the separate net asset value of the investee will be amortized into income over the remaining useful life of the underlying assets. As of March 31, 2017, we capitalized $1.4 million in acquisition related expenses that are included in the basis of the investment.
Consolidated Variable Interest Entities  We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance; therefore, each DevCo is considered a variable interest entity, or VIE. Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos in our financial statements. All financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. See Note 7. Segments.
Revenue Recognition We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. We recognize revenue when services have been rendered, the prices are fixed or determinable, and collectibility is reasonably assured.
Under our commercial agreements, if dedicated volumes do not flow through our gathering facilities, we may have the right to charge a fee for the resulting unutilized capacity. Any income associated with the fee is recognized as revenue in the accompanying consolidated statements of operations.
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
Supplemental Cash Flow Information We accrued $48.5 million and $7 million related to midstream capital expenditures as of March 31, 2017 and March 31, 2016, respectively.
Concentration of Credit Risk For all periods presented, 100% of our revenues are from Noble and its affiliates.
Recently Issued Accounting Standards In January 2017, the Financial Accounting Standards Board (FASB) issued Account Standards Update No. 2017-01 (ASU 2017-01): Business Combinations - Clarifying the Definition of a Business, that assists in determining whether certain transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment provides a screen to be applied to the fair value of an acquisition or disposal to evaluate whether the assets in question are simply assets or if they meet the requirements of a business. If the screen is not met, no further evaluation is needed. If the screen is met, certain steps are subsequently taken to make the determination. This ASU is effective for annual and interim periods beginning after December 15, 2017 and is required to be applied prospectively. We are currently evaluating the effect, if any, the guidance will have on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18): Statement of Cash Flows - Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-18 will have a material impact on our statement of cash flows and related disclosures.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15): Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, to clarify how eight specific cash receipt and cash payment transactions should be presented in the statement of cash flows. ASU 2016-15 will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-15 will have a material impact on our statement of cash flows and related disclosures as this update pertains to classification of items and is not a change in accounting principle.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted. In the normal course of business, we enter into capital and operating lease agreements to support our exploration and development operations and lease assets such as drilling rigs, platforms, storage facilities, field services and well equipment, pipeline capacity, office space and other assets. At this time, we cannot reasonably estimate the financial impact ASU 2016-02 will have on our financial statements; however, we do believe adoption and implementation of ASU 2016-02 will likely materially impact our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities. As part of our assessment to date, we have formed an implementation work team, prepared educational and training materials pertinent to ASU 2016-02 and have begun contract review and documentation.
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

Note 3. Transactions with Affiliates
Revenues We derive substantially all of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates included the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
Midstream Services — Affiliate
Crude Oil, Natural Gas and Produced Water Gathering	$28,409	$21,574
Fresh Water Delivery	20,319	8,875
Crude Oil Treating	1,267	1,275
Other	319	399
Total Midstream Services — Affiliate	$50,314	$32,123
Expenses General and administrative expense included the following:

	Three Months Ended March 31,
(in thousands)	2017	2016
General and Administrative Expense — Affiliate	$1,713	$1,847
General and Administrative Expense — Third Party	1,029	807
Total General and Administrative Expense	$2,742	$2,654

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	March 31, 2017	December 31, 2016
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$202,351	$201,323
Fresh Water Delivery Systems (1)	57,067	56,792
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (2)	107,239	32,831
Total Property, Plant and Equipment, at Cost	386,756	311,045
Accumulated Depreciation and Amortization	(34,018)	(31,642)
Property, Plant and Equipment, Net	$352,738	$279,403

(1)	Fresh water delivery system assets at March 31, 2017 and December 31, 2016 include $5 million related to a leased pond accounted for as a capital lease.

(2)
Construction-in-progress at March 31, 2017 primarily includes $91.6 million in gathering system projects and $15.6 million in fresh water delivery system projects. Construction-in-progress at December 31, 2016 primarily includes $27.6 million in gathering system projects and $5.2 million in fresh water delivery system projects.

Note 5. Debt
Revolving Credit Facility We maintain a $350 million revolving credit facility to fund working capital and to finance acquisitions and other capital expenditures. The revolving credit facility matures on September 20, 2021. There were no amounts outstanding under the revolving credit facility as of December 31, 2016 and March 31, 2017. See Note 13. Subsequent Events for a discussion of amounts drawn on our revolving credit facility to fund the Advantage transaction. Unamortized debt issuance costs totaled $1.8 million and $1.7 million as of December 31, 2016 and March 31, 2017, respectively.
Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the greater of the federal funds rate or the overnight bank funding rate, plus 0.5% and (3) the LIBOR for an interest period of one month plus 1.00%; or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period.
The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. As of December 31, 2016 and March 31, 2017, the commitment fee rate was 0.2%.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 6. Asset Retirement Obligations
Asset retirement obligations (ARO) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in ARO are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Asset Retirement Obligations, Beginning Balance	$5,415	$3,612
Accretion Expense (1)	71	42
Asset Retirement Obligations, Ending Balance	$5,486	$3,654

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.

Note 7. Segments
Our operations are located in the U.S. and are organized into the following reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering as well as crude oil treating), Fresh Water Delivery, and Investments and Other. Our reportable segments comprise the structure used to make key operating decisions and assess performance.
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1)	Fresh Water Delivery (1)	Investments and Other (1)	Consolidated
Three Months Ended March 31, 2017
Revenues: Midstream Services — Affiliate	$29,995	$20,319	$—	$50,314
Income (Loss) Before Income Taxes (2)	23,254	13,333	(2,067)	34,520
Three Months Ended March 31, 2016
Revenues: Midstream Services — Affiliate	$23,248	$8,875	$—	$32,123
Income (Loss) before Income Taxes	19,860	4,321	(2,361)	21,820
March 31, 2017
Total Assets	$287,213	$65,525	$74,440	$427,178
December 31, 2016
Total Assets	$224,861	$54,542	$89,956	$369,359

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

(2)
For periods subsequent to the Offering, our consolidated financial statements do not include a provision for income taxes, as we are treated as a partnership for federal and state income tax purposes. Each partner is separately taxed on its share of taxable income.

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 9. Unit-Based Compensation
The Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP) provides for the grant, at the discretion of the board of directors of our general partner, of unit awards, restricted units, phantom units (the nomenclature used in accounting literature), unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders.
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards. As of March 31, 2017, 1,831,806 common units are available for future grant under the LTIP.
Restricted unit activity for the three months ended March 31, 2017 was as follows:

	Number of Units	Weighted Average Award Date Fair Value
Awarded and Unvested Units at December 31, 2016	7,868	$30.50
Awarded	20,326	44.59
Awarded and Unvested Units at March 31, 2017	28,194	$40.66
As of March 31, 2017, $1 million of compensation cost related to all of our unvested restricted units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2 years.

Note 10. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
Period	Record Date	Distribution Date	Distribution per Common Unit	Common Unitholders	Subordinated Unitholders	Total
Q4 2016(1)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$13,782

(1)
The distribution for the fourth quarter 2016 is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the Offering on September 20, 2016 and ending on September 30, 2016.

On April 27, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4108 per common unit. The distribution will be paid on May 15, 2017, to unitholders of record on May 8, 2017.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 11. Net Income Per Limited Partner Unit
Net income per unit applicable to common and subordinated unitholders is computed by dividing the respective limited partners’ interest in net income for the period by the weighted-average number of common units and subordinated units outstanding for the period. The common and subordinated unitholders represent an aggregate 100% limited partner interest in us. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units and subordinated units.
Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain target levels, Noble, as the holder of our incentive distribution rights (IDRs), is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to Noble than to the holders of common units and subordinated units.
Our calculation of net income per common and subordinated units is as follows:

(in thousands except per unit amounts)	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	Total
Three Months Ended March 31, 2017
Distribution Declared (1)	$5,905	$628	$6,533	$13,066
Income in Excess of Distribution	5,097	541	5,638	11,276
Net Income Attributable to Noble Midstream Partners LP	$11,002	$1,169	$12,171	$24,342

Weighted Average Units Outstanding:
Basic	14,375	1,528	15,903	31,806
Diluted	14,381	1,528	15,903	31,812

Net Income Attributable to Noble Midstream Partners LP Per Limited Partner Unit:
Basic	$0.77	$0.77	$0.77	$0.77
Diluted	$0.77	$0.77	$0.77	$0.77

Antidilutive Restricted Units	5	—	—	5

(1)
On April 27, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4108 per common unit. The distribution will be paid on May 15, 2017, to unitholders of record on May 8, 2017.

Note 12. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income, and accordingly for the periods subsequent to the Offering date, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We did not record a tax provision for the three months ended March 31, 2017. The income tax provision for the three months ended March 31, 2016 is the income tax provision of our Predecessor. The provision was prepared on a separate return basis as if the Predecessor were a stand-alone entity.

Note 13. Subsequent Events
On April 3, 2017, Trinity River DevCo LLC (Trinity), an indirect wholly owned subsidiary of the Partnership, and Plains Pipeline, L.P. (Plains), a wholly owned subsidiary of Plains All American Pipeline, L.P., completed the Advantage acquisition for $133 million through a newly formed 50/50 joint venture. Trinity contributed $66.5 million of cash in exchange for its 50% interest in the joint venture. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the southern Delaware Basin from Reeves County, Texas to Crane County, Texas with 150,000 barrels of daily shipping capacity (expandable to over 200,000 barrels per day) and 490,000 barrels of storage capacity.
During April 2017, we drew $60 million under our revolving credit facility in connection with the completion of the Advantage acquisition and for capital expenditures.

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
Operating and Financial Results
The following discussion highlights significant operating and financial results for first quarter 2017.
Significant Operating Highlights Included:

•	average crude oil gathering volumes of 44.2 MBbl/d;

•	average natural gas gathering volumes of 146.4 BBtu/d;

•	average produced water gathered volumes of 9.1 MBbl/d; and

•	average fresh water delivered volumes of 129.5 MBbl/d.
Significant Financial Highlights Included:

•	net income of $34.5 million, of which $24.3 million is attributable to the Partnership;

•	net cash provided by operating activities of $32.2 million;

•	capital expenditures of $77.1 million;

•	EBITDA (non-GAAP financial measure) of $37.2 million, of which $26.4 million is attributable to the Partnership; and

•	distributable cash flow (non-GAAP financial measure) of $24.1 million.

For additional information regarding our Non-GAAP financial measures, please see EBITDA, Distributable Cash Flow and Reconciliation of Non-GAAP Financial Measures, below.
Advantage Acquisition
On April 3, 2017, Trinity and Plains completed the Advantage acquisition for $133 million through a newly formed 50/50 joint venture. Trinity contributed $66.5 million of cash in exchange for its 50% interest in the joint venture. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the southern Delaware Basin from Reeves County, Texas to Crane County, Texas with 150,000 barrels of daily shipping capacity (expandable to over 200,000 barrels per day) and 490,000 barrels of storage capacity.

OPERATING OUTLOOK
Third Party Volumes
In April 2017, we began delivering fresh water to an unaffiliated third party in the Greeley Crescent integrated development plan (IDP) area.
Dedication and Right of First Refusal Update
On April 24, 2017, Noble completed the acquisition of Clayton Williams Energy, Inc.. Upon closing of the acquisition, approximately 64,000 net acres in Reeves County, Texas, was dedicated to us for infield crude oil, natural gas, and produced water gathering. We have a right of first refusal (ROFR) on the remaining acreage acquired by Noble. Additionally, an infield natural gas gathering dedication was added to the existing crude oil and produced water gathering dedication on substantially all of Noble's legacy 47,000 Delaware Basin net acres. Both acreage dedications are held by the Blanco River DevCo.
In conjunction with the new dedications, we waived our ROFR for natural gas processing on approximately 80,000 net acres in the Delaware Basin, of which, approximately 35,000 net acres were dedicated to a third party through 2021.
2017 Capital Investment Program
Our 2017 capital investment program has increased and will accommodate a gross investment level of approximately $365 to $405 million, with $185 to $205 million attributable to the Partnership. The increase in investment level was primarily driven by the new dedications discussed above.
We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	pace of our customers' development;

•	operating and construction costs and our ability to achieve material supplier price reductions;

•	impact of new laws and regulations on our business practices;

•	indebtedness levels; and

•	availability of financing or other sources of funding.
We plan to fund our investment program with cash on hand, cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended March 31,
(thousands)	2017	2016
Revenues
Midstream Services — Affiliate	$50,314	$32,123
Costs and Expenses
Direct Operating	11,401	5,888
Depreciation and Amortization	2,449	2,144
General and Administrative	2,742	2,654
Total Operating Expenses	16,592	10,686
Operating Income	33,722	21,437
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	267	910
Investment Income	(1,065)	(1,293)
Total Other (Income) Expense	(798)	(383)
Income Before Income Taxes	34,520	21,820
Income Tax Provision	—	8,310
Net Income and Comprehensive Income	34,520	$13,510
Less: Net Income Attributable to Noncontrolling Interests	10,178
Net Income Attributable to Noble Midstream Partners LP	$24,342

EBITDA Attributable to Noble Midstream Partners LP	$26,374

Distributable Cash Flow of Noble Midstream Partners LP	$24,098
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

Revenues and throughput volumes related to gathering and fresh water delivery services were as follows:

	Three Months Ended March 31,
	2017	2016
Colorado River DevCo
Crude Oil Gathering Volumes (Bbl/d)	44,235	50,096
Natural Gas Gathering Volumes (MMBtu/d)	146,430	99,752
Produced Water Gathering Volumes (Bbl/d)	9,052	10,282
Fresh Water Delivery Volumes (Bbl/d)	73,825	43,583
Gathering and Fresh Water Delivery Revenues — Affiliate (in thousands)	$36,211	$28,368

San Juan River DevCo
Fresh Water Delivery Volumes (Bbl/d)	55,648	—
Fresh Water Delivery Revenues — Affiliate (in thousands)	$12,517	$58

Green River DevCo
Fresh Water Delivery Volumes (Bbl/d)	—	14,819
Fresh Water Delivery Revenues — Affiliate (in thousands)	$—	$2,023

Total Gathering Systems
Crude Oil Gathering Volumes (Bbl/d)	44,235	50,096
Natural Gas Gathering Volumes (MMBtu/d)	146,430	99,752
Produced Water Gathering Volumes (Bbl/d)	9,052	10,282
Gathering Revenues — Affiliate (in thousands)	$28,409	$21,574

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	129,473	58,402
Fresh Water Delivery Revenues — Affiliate (in thousands)	$20,319	$8,875

Revenues Trend Analysis
Revenues from Midstream Services — Affiliate were as follows:

	Three Months Ended March 31,		Increase (Decrease) From Prior Year
(in thousands)	2017	2016
Revenues: Midstream Services — Affiliate
Crude Oil, Natural Gas and Produced Water Gathering	$28,409	$21,574	32%
Fresh Water Delivery	20,319	8,875	129%
Crude Oil Treating	1,267	1,275	(1)%
Other	319	399	(20)%
Revenues: Midstream Services — Affiliate	$50,314	$32,123	57%
Midstream Services — Affiliate We derive substantially all of our revenues from commercial agreements with Noble. Revenues from Midstream Services — Affiliate increased by $18.2 million during first quarter 2017 as compared with first quarter 2016 due to the following:

•
an increase of $12.7 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the Wells Ranch IDP and East Pony IDP due to fresh water volumes required per well for higher intensity completions;

•
an increase of $4.2 million in water logistic services, including water transfer, hauling, recycling, and disposal services, driven by an increased scope of services in the Wells Ranch IDP and East Pony IDP;

•
an increase of $2.9 million in natural gas gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP natural gas gathering systems resulting from expansion and gathering system growth as well as an increased natural gas gathering rate;

•
an increase of $1.2 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP crude oil gathering systems resulting from expansion and gathering system growth as well as an increased crude oil gathering rate;

•	an increase of $1.2 million in charges associated with dedicated crude oil and produced water gathering volumes that did not flow through our gathering facilities;

•	an increase of $0.4 million in fresh water delivery revenues driven by an increased fresh water delivery rate;
partially offset by:

•	a decrease of $2 million in fresh water delivery revenues related to the Mustang IDP due to the timing of well completion activity by Noble; and

•	a decrease of $2.5 million in crude oil gathering services revenues due to decreased volumes in our East Pony IDP gathering system due to the timing of upstream activity by Noble.

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
We have also begun incurring incremental general and administrative expenses attributable to being a publicly traded partnership, including expenses associated with: annual, quarterly and current reporting with the SEC; tax return and Schedule K-1 preparation and distribution; Sarbanes-Oxley compliance; NYSE listing; independent auditor fees; legal fees; investor relations expenses; transfer agent and registrar fees; incremental salary and benefits costs of seconded employees; outside director fees; director and officer insurance coverage expenses; and compensation expense associated with the LTIP.
Costs and Expenses Trend Analysis
Costs and expenses were as follows:

	Three Months Ended March 31,		Increase from Prior Year
(in thousands)	2017	2016
Direct Operating	$11,401	$5,888	94%
Depreciation and Amortization	2,449	2,144	14%
General and Administrative	2,742	2,654	3%
Total Operating Expenses	$16,592	$10,686	55%
Direct Operating Expenses Direct operating expenses increased $5.5 million during first quarter 2017 as compared with first quarter 2016 due to an increase of $5.2 million in water delivery and logistics expense driven by increased fresh water volumes required per well for higher intensity completions and an expanded scope of services delivered for produced water.
Depreciation and Amortization Depreciation and amortization expense increased $0.3 million during first quarter 2017 as compared with first quarter 2016. The increase is primarily related to assets placed in service due to the expansion of the Wells Ranch Central Gathering Facility (CGF) and gathering system, commissioning of the East Pony crude oil gathering system and expansion of the Mustang fresh water system during 2016.
General and Administrative Expense General and administrative expense increased $0.1 million during first quarter 2017 as compared with first quarter 2016. The increase is due primarily to the omnibus agreement with Noble that we entered into effective as of the Offering date and that provides for our payment of an annual general and administrative fee, initially in the amount of $6.9 million, for the provision of certain services by Noble and its affiliates.

Other (Income) Expense Trend Analysis

	Three Months Ended March 31,		Increase (Decrease) from Prior Year
(in thousands)	2017	2016
Other (Income) Expense
Interest Expense	$267	1,385	(81)%
Capitalized Interest	—	(475)	(100)%
Interest Expense, Net	267	910	(71)%
Investment Income	(1,065)	(1,293)	(18)%
Total Other (Income) Expense	$(798)	$(383)	108%
Interest Expense, Net For periods prior to the Offering, interest expense represents allocations from Noble to our Predecessor. The allocations were based on the percentage that our Predecessor's capital expenditures comprised of Noble's total consolidated capital expenditures. A portion of the interest expense is capitalized based upon construction-in-progress during the year.
Interest expense decreased $1.1 million during first quarter 2017 as compared with first quarter 2016. The decrease is due primarily to Noble no longer allocating interest expense to us after the Offering. Interest expense for first quarter 2017 includes the non-cash amortization of origination fees and cash commitment fees on the undrawn portion of our revolving credit facility, as no amounts were drawn on our revolving credit facility during the period.
Capitalized interest decreased $0.5 million during first quarter 2017 as compared with first quarter 2016. The decrease is due primarily to Noble no longer allocating interest expense to us after the Offering as well as the absence of interest expense associated with our revolving credit facility, as no amounts were drawn on our revolving credit facility during the period.
Investment Income Investment income decreased $0.2 million during first quarter 2017 as compared with first quarter 2016. The decrease is due to lower cash distributions from our White Cliffs Interest resulting from decreased income.
Income Tax Provision
See Item 1. Financial Statements. Note 12. Income Taxes.

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

Reconciliation of Net Income to EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(thousands)	2017	2016
Reconciliation from Net Income
Net Income and Comprehensive Income	$34,520	$13,510
Add:
Depreciation and Amortization	2,449	2,144
Interest Expense, Net of Amount Capitalized	267	910
Income Tax Provision	—	8,310
EBITDA	37,236	$24,874
Less:
EBITDA Attributable to Noncontrolling Interests	10,862
EBITDA Attributable to Noble Midstream Partners LP	26,374
Less:
Cash Interest Paid	175
Maintenance Capital Expenditures	2,101
Distributable Cash Flow of Noble Midstream Partners LP	$24,098

Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(thousands)	2017	2016
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$32,225	$14,599
Add:
Interest Expense, Net of Amount Capitalized	267	910
Changes in Operating Assets and Liabilities	4,966	5,123
Change in Income Tax Payable	—	4,153
Stock Based Compensation and Other	(222)	89
EBITDA	37,236	$24,874
Less:
EBITDA Attributable to Noncontrolling Interests	10,862
EBITDA Attributable to Noble Midstream Partners LP	26,374
Less:
Cash Interest Paid	175
Maintenance Capital Expenditures	2,101
Distributable Cash Flow of Noble Midstream Partners LP	$24,098

LIQUIDITY AND CAPITAL RESOURCES
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
Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble's ownership in the subsidiary.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	March 31, 2017	December 31, 2016
Total Cash	$38,859	$57,421
Amount Available to be Borrowed Under Our Revolving Credit Facility (1)	350,000	350,000
Available Liquidity	$388,859	$407,421

(1)	See Item 1. Financial Statements – Note 5. Debt and See Item 1. Financial Statements – Note 13. Subsequent Events.
Cash Flows
Summary cash flow information was as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Total Cash Provided By (Used in)
Operating Activities	$32,225	$14,599
Investing Activities	(32,589)	(11,661)
Financing Activities	(18,198)	(21,257)
Decrease in Cash and Cash Equivalents	$(18,562)	$(18,319)
Net cash provided by operating activities increased by $17.6 million during first quarter 2017 as compared with first quarter 2016 primarily due to:

•	an increase of $21 million in net income driven by increased revenues resulting from higher throughput volumes;

•	a decrease of $6.5 million due to accounts receivable activity resulting from the timing of cash collections:
partially offset by:

•
a decrease of $8.1 million due to decreases in deferred income taxes and current income taxes payable resulting from the Partnership's status as a non-taxable entity for U.S. federal income tax purposes; and

•	a decrease of $3.0 million due to accounts payable activity resulting from the timing of cash disbursements.
Cash used in investing activities increased by $20.9 million during first quarter 2017 as compared with first quarter 2016. Additions to property, plant and equipment were higher in 2017 primarily due to the construction of the Greeley Crescent gathering and fresh water delivery system as well as construction of the Delaware Basin gathering system.
During first quarter 2017, our financing activities primarily include cash distributions to our unitholders ($13.8 million), cash distributions to noncontrolling interest owners ($11.3 million), and cash contributions from noncontrolling interest owners ($7.1 million). In comparison, during first quarter 2016, our only financing activities were a cash distribution to our Parent ($21.5 million) and a cash contribution from our Parent ($0.2 million).

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Contractual Obligations
As of December 31, 2016, we had purchase obligations of approximately $19.3 million. Our purchase obligations represented the short-term obligation to purchase pipe for use in our capital projects. During first quarter 2017, we assigned approximately $9.1 million of this purchase obligation to various third parties. We have remaining purchase obligations of approximately $10.2 million.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Gathering System Expenditures	$64,899	$4,744
Fresh Water Delivery System Expenditures	10,814	428
Total Capital Expenditures	$75,713	$5,172

Additions to Investments	$1,364	$35
For first quarter 2017, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Mustang, and Delaware Basin gathering systems, as well as expansion of the Wells Ranch gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Mustang fresh water delivery system as well as the construction of the Greeley Crescent fresh water delivery system.
For first quarter 2016, gathering system expenditures were primarily associated with the construction of the East Pony crude oil gathering system and expansion of the Wells Ranch CGF.
For first quarter 2017, additions to investments were related to acquisition related costs associated with our investment in the Advantage joint venture. See Item 1. Financial Information – Note 13. Subsequent Events.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On April 27, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4108 per common unit. The distribution will be paid on May 15, 2017, to unitholders of record on May 8, 2017.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $11.9 million per quarter, or $47.7 million million per year, based on the number of common and subordinated units outstanding as of March 31, 2017.
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
Interest Rate Risk
No amounts were outstanding under our revolving credit facility as of March 31, 2017. However, if we assume an average debt level of $20 million, comprised of funds drawn on the revolving credit facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $0.2 million. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. While we believe that we have chosen these assumptions or bases in good faith and that they are reasonable, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of Noble Energy, Inc. (Noble, NBL or Parent) to meet its drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil and natural gas gathering and processing services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by Noble under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations; and

•	the effects of future litigation.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2016 is available on our website at www.nblmidstream.com.
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

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure controls and procedures by our principal executive officer and our principal financial officer, as of the end of the period covered by this quarterly report, each of them has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), were effective as of the end of the period covered by this report.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5. Other Information
On April 27, 2017, the board of directors of our general partner approved grants of time-based restricted unit awards (Restricted Units) to John F. Bookout, IV, Chief Financial Officer of our general partner, and John C. Nicholson, Chief Operating Officer of our general partner, pursuant to the Partnership’s 2016 Long-Term Incentive Plan. On May 4, 2017, Mr. Bookout and Mr. Nicholson will receive Restricted Units with a grant date value equal to $180,000 and $190,000, respectively. The Restricted Units will be subject to a three-year restricted period commencing on the date of grant and ending on the third anniversary of the grant date, provided that the executive officer remains employed by the general partner or one of its affiliates throughout the three-year restricted period. If the executive officer’s employment is terminated prior to the vesting of the Restricted Units, then he will forfeit all unvested Restricted Units and restricted distributions, except that upon a change of control (as defined in the LTIP) or termination of the executive officer due to death or disability, all unvested Restricted Units and restricted distributions will become immediately vested in full. The grants of Restricted Units are subject to the terms of the LTIP and an Employee Restricted Unit Agreement, the form of which is filed as Exhibit 10.3 to this quarterly report on Form 10-Q.

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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	May 2, 2017	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

2.1
Advantage Pipeline Holdings LLC Subscription Agreement, dated February 12, 2017, by and among Advantage Pipeline Holdings LLC, Trinity River DevCo LLC and Plains Pipeline, L.P. (filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 14, 2017 and incorporated herein by reference)

3.1
Certificate of Limited Partnership of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed October 22, 2015 and incorporated herein by reference).

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

10.1
First Amendment to Credit Agreement, dated February 12, 2017, to Credit Agreement dated September 20, 2016, by and among the Registrant, as the parent, and Noble Midstream Services, LLC, as the Borrower, the subsidiaries of the Borrower identified therein, JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K (File No.  001-37640) filed February 14, 2017 and incorporated herein by reference).

10.2†
Registrant's Form of Employee Restricted Unit Agreement under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: January 26, 2017) filed January 26, 2017 and incorporated herein by reference).

10.3*	Registrant's Form of Employee Restricted Unit Agreement [3-Year Cliff Vest] under the Partnership’s 2016 Long-Term Incentive Plan.

10.4*
Limited Waiver to Omnibus Agreement dated February 14, 2017 by and among the Registrant, Noble Midstream GP, LLC, Noble Midstream Services, LLC, Noble Energy, Inc., Noble Energy Services, Inc. and NBL Midstream LLC.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
+	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.