Form 10-Q
period 2017-06-30
Noble Midstream Partners LP
filed 2017-08-03
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
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
Yes ☐    No ☒
As of June 30, 2017, the registrant had 20,032,586 common units and 15,902,584 subordinated units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Midstream Services — Affiliate	$54,117	$32,969	$104,431	$65,092
Midstream Services — Third Party	3,666	—	3,666	—
Total Revenues	57,783	32,969	108,097	65,092
Costs and Expenses
Direct Operating	14,293	6,685	25,694	12,573
Depreciation and Amortization	2,472	2,218	4,921	4,363
General and Administrative	3,452	2,170	6,194	4,823
Total Operating Expenses	20,217	11,073	36,809	21,759
Operating Income	37,566	21,896	71,288	43,333
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	100	(266)	367	645
Investment Income	(1,641)	(1,146)	(2,706)	(2,439)
Total Other Income	(1,541)	(1,412)	(2,339)	(1,794)
Income Before Income Taxes	39,107	23,308	73,627	45,127
Income Tax Provision	—	8,872	—	17,182
Net Income and Comprehensive Income	39,107	$14,436	73,627	$27,945
Less: Net Income Attributable to Noncontrolling Interests	7,515	N/A	17,693	N/A
Net Income Attributable to Noble Midstream Partners LP	31,592	N/A	55,934	N/A
Less: Net Income Attributable to Incentive Distribution Rights	92	N/A	92	N/A
Net Income Attributable to Limited Partners	$31,500	N/A	$55,842	N/A

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.98	N/A	$1.75	N/A
Subordinated Units	$0.98	N/A	$1.75	N/A

Weighted Average Limited Partner Units Outstanding — Basic
Common Units — Public	14,569	N/A	14,472	N/A
Common Units — Noble	1,558	N/A	1,543	N/A
Subordinated Units — Noble	15,903	N/A	15,903	N/A

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units — Public	14,579	N/A	14,481	N/A
Common Units — Noble	1,558	N/A	1,543	N/A
Subordinated Units — Noble	15,903	N/A	15,903	N/A

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Balance Sheet
(in thousands, unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$19,625	$57,421
Accounts Receivable — Affiliate	19,644	19,191
Accounts Receivable — Third Party	3,666	—
Other Current Assets	531	380
Total Current Assets	43,466	76,992
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	472,430	311,045
Less: Accumulated Depreciation and Amortization	(36,420)	(31,642)
Total Property, Plant and Equipment, Net	436,010	279,403
Investments	79,568	11,151
Deferred Charges	1,621	1,813
Total Assets	$560,665	$369,359
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$687	$1,452
Accounts Payable — Third Party	65,047	12,501
Current Portion of Capital Lease	758	4,786
Other Current Liabilities	1,690	1,617
Total Current Liabilities	68,182	20,356
Long-Term Liabilities
Long-Term Debt	190,000	—
Asset Retirement Obligations	7,124	5,415
Long-Term Portion of Capital Lease	3,043	—
Other Long-Term Liabilities	635	683
Total Liabilities	268,984	26,454
Commitments and Contingencies
EQUITY
Partners' Equity
Limited Partner
Common Units — Public (17,943 and 14,375 units outstanding, respectively)	463,491	311,872
Common Units — Noble (2,090 and 1,528 units outstanding, respectively)	(24,210)	(3,534)
Subordinated Units — Noble (15,903 units outstanding)	(190,482)	(36,799)
General Partner	92	—
Total Partner's Equity	248,891	271,539
Noncontrolling Interests	42,790	71,366
Total Equity	291,681	342,905
Total Liabilities and Equity	$560,665	$369,359

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statement of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net Income and Comprehensive Income	$73,627	$27,945
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	4,921	4,363
Deferred Income Taxes	—	7,814
Income from Equity Method Investee	(405)	—
Unit-Based Compensation	333	—
Other Adjustments for Noncash Items Included in Income	191	80
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(5,423)	2,734
Increase in Current Income Taxes Payable	—	9,204
Increase (Decrease) in Accounts Payable	1,409	(4,905)
Other Operating Assets and Liabilities, Net	(126)	(226)
Net Cash Provided by Operating Activities	74,527	47,009
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(109,449)	(17,120)
Additions to Investments	(68,485)	(147)
Distributions from Cost Method Investee	474	549
Net Cash Used in Investing Activities	(177,460)	(16,718)
Cash Flows From Financing Activities
Distributions to Parent	—	(42,480)
Contributions from Parent	—	1,035
Distributions to Noncontrolling Interests	(19,452)	—
Cash Contributions from Noncontrolling Interests	29,330	—
Borrowings Under Revolving Credit Facility	195,000	—
Repayment of Revolving Credit Facility	(5,000)	—
Net Proceeds from Private Placement	138,089	—
Distribution to Noble for Contributed Assets	(245,000)	—
Distributions to Unitholders	(26,848)	—
Repayment of Capital Lease Obligation	(982)	—
Net Cash Provided by (Used in) Financing Activities	65,137	(41,445)
Decrease in Cash and Cash Equivalents	(37,796)	(11,154)
Cash and Cash Equivalents at Beginning of Period	57,421	26,612
Cash and Cash Equivalents at End of Period	$19,625	$15,458
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statement of Changes in Equity
(in thousands, unaudited)

	Predecessor	Partnership
	Parent Net Investment	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	General Partner	Noncontrolling Interests	Total
December 31, 2015	$263,539	$—	$—	$—	$—	$—	$263,539
Net Income	27,945	—	—	—	—	—	27,945
Contributions from Parent	1,115	—	—	—	—	—	1,115
Distributions to Parent	(42,480)	—	—	—	—	—	(42,480)
June 30, 2016	$250,119	$—	$—	$—	$—	$—	$250,119

December 31, 2016	$—	$311,872	$(3,534)	$(36,799)	$—	$71,366	$342,905
Net Income	—	25,331	2,702	27,809	92	17,693	73,627
Contributions from Noncontrolling Interests	—	—	—	—	—	28,027	28,027
Distributions to Noncontrolling Interests	—	—	—	—	—	(19,452)	(19,452)
Distributions to Unitholders	—	(12,134)	(1,290)	(13,424)	—	—	(26,848)
Net Proceeds from Private Placement	—	138,089	—	—	—	—	138,089
Distribution to Noble for Contributed Assets (1)	—	—	(28,459)	(216,541)	—	—	(245,000)
Contributed Assets Transfer from Noble	—	—	6,371	48,473	—	(54,844)	—
Unit-Based Compensation	—	333	—	—	—	—	333
June 30, 2017	$—	$463,491	$(24,210)	$(190,482)	$92	$42,790	$291,681

(1)
These amounts represent the $245 million in cash consideration for the Contributed Assets. In addition to this cash consideration, we issued 562,430 common units to Noble. See Note 1. Organization and Nature of Operations.

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
On September 20, 2016, we completed our initial public offering (the IPO) of 14,375,000 common units representing limited partner interests in the Partnership (common units), which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts).
In connection with the IPO, Noble contributed ownership interests in certain development companies (DevCos) and a 3.33% ownership interest in White Cliffs Pipeline L.L.C. (the White Cliffs Interest) to us. The ownership interests in the DevCos, together with the White Cliffs Interest, are referred to collectively as the Contributed Businesses.
Advantage Joint Venture On April 3, 2017, Trinity River DevCo LLC, an indirect wholly owned subsidiary of the Partnership, and Plains Pipeline, L.P. (Plains), a wholly owned subsidiary of Plains All American Pipeline, L.P., completed the acquisition of Advantage Pipeline, L.L.C. (Advantage) for $133 million through a newly formed 50/50 joint venture (the Advantage Joint Venture). Trinity River DevCo LLC contributed $66.8 million of cash in exchange for its 50% interest in the Advantage Joint Venture. The Partnership funded the acquisition with a combination of borrowings under our revolving credit facility and from cash on hand. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with 150,000 barrels of daily shipping capacity and 490,000 barrels of storage capacity. See Note 5. Investments and See Note 6. Debt.
Contribution Agreement On June 20, 2017, the Partnership entered into a Contribution Agreement (the Contribution Agreement) by and among the Partnership, Noble Midstream GP LLC, our general partner, Noble Midstream Services, LLC (Midstream Services), NBL Midstream, LLC (NBL Midstream), a subsidiary of Noble, and Blanco River DevCo GP LLC (Blanco River DevCo GP). Pursuant to the terms of the Contribution Agreement, the Partnership agreed to acquire from NBL Midstream (i) the remaining 20% limited partner interest in Colorado River DevCo LP and (ii) an additional 15% limited partner interest in Blanco River DevCo LP (collectively, the Contributed Assets). In consideration for the Contributed Assets, the Partnership agreed to pay NBL Midstream $270 million, consisting of (i) $245 million in cash and (ii) 562,430 common units issued to NBL Midstream at an issue price of $44.45 per common unit, the closing price of our common units on the New York Stock Exchange on June 20, 2017 (the Transaction). The Transaction closed on June 26, 2017. The Partnership funded the cash consideration with a combination of borrowings under our revolving credit facility, proceeds from the Private Placement (as defined below), and from cash on hand. See Note 6. Debt.
Prior to the acquisition, the Contributed Assets were reflected as noncontrolling interests in the Partnership’s consolidated financial statements. As the Partnership acquired additional interests in already-consolidated entities, the acquisition did not result in a change in reporting entity, as defined under the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 805, Business Combinations, and was accounted for on a prospective basis. Therefore, beginning June 26, 2017, the Partnership’s consolidated financial statements reflect its 100% ownership interest in Colorado River DevCo LP and its 40% ownership interest in Blanco River DevCo LP.
Private Placement On June 20, 2017, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors, pursuant to which, the Partnership agreed to sell 3,525,000 common units in a private placement for gross proceeds of approximately $142.6 million (the Private Placement). Net proceeds totaled approximately $138.1 million, after deducting offering expenses of approximately $4.5 million. The closing of the Private Placement occurred on June 26, 2017.
Nature of Operations Through our ownership interests in the DevCos, we operate and own interests in the following assets:

•	crude oil and natural gas gathering systems;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems; and

•	fresh water storage and delivery systems.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Predecessor This quarterly report on Form 10-Q includes the assets, liabilities and results of operations of the Contributed Businesses on a carve-out basis, our Predecessor for accounting purposes, for periods prior to September 20, 2016, the date on which we completed the IPO.
References in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to September 20, 2016, refer to Noble’s Contributed Businesses, our Predecessor for accounting purposes. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after September 20, 2016, refer to the Partnership.

Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and partners' equity for such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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
Consolidation and Variable Interest Entities   Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as general partner. All intercompany balances and transactions have been eliminated upon consolidation. We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance; therefore, each DevCo is considered a variable interest entity, or VIE. Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos in our financial statements. All financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. See Note 8. Segment Information.
Investments Although we serve as the operator of the Advantage system, our operating agreements empower the Advantage board, split between us and Plains, to direct the activities that most significantly affect the long-term economic performance of the entity, primarily the oversight of the commercial function and approval of expansion capital. As a result, our investment in the Advantage Joint Venture does not require consolidation under the VIE consolidation model. We use the equity method of accounting for our investment in the Advantage Joint Venture, as we do not control, but do exert significant influence over, its operations. Under the equity method of accounting, initially we record the investment at our cost. Differences in the cost, or basis, of the investment and the net asset value of the investee will be amortized into income over the remaining useful life of the underlying assets. See Note 5. Investments.
We use the cost method of accounting for our White Cliffs Interest as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs Pipeline L.L.C. as investment income in our consolidated statements of operations to the extent there is net income and record cash distributions in excess of our ratable share of earnings as return of investment. See Note 5. Investments.
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
Supplemental Cash Flow Information We accrued $54.5 million and $1 million related to midstream capital expenditures as of June 30, 2017 and June 30, 2016, respectively.
Concentration of Credit Risk For the three and six months ended June 30, 2017, 94% and 97%, respectively, of our revenues are from Noble and its affiliates. For all other periods presented, 100% of our revenues are from Noble and its affiliates.
Recently Issued Accounting Standards In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09) Compensation - Stock Compensation (Topic 718). The purpose of this update is to provide clarity as to which modifications of awards require modification accounting under Topic 718, whereas previously issued guidance frequently resulted in varying interpretations and a diversity of practice. Under ASU 2017-09, an entity should employ modification accounting unless the following items are met: (1) the fair value of the award is the same immediately before and after the award is modified; (2) the vesting conditions are the same under both the modified award and the original award; and (3) the classification of the modified award is the same as the original award, either equity or liability. Regardless of whether modification accounting is utilized, award disclosure requirements under Topic 718 remain unchanged. ASU 2017-09 will be effective for annual or any interim periods beginning after December 15, 2017. We do not believe adoption of ASU 2017-09 will have a material impact on our financial statements. We will adopt the new standard on the effective date of January 1, 2018.
In January 2017, the FASB issued Account Standards Update No. 2017-01 (ASU 2017-01): Business Combinations - Clarifying the Definition of a Business, that assists in determining whether certain transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment provides a screen to be applied to the fair value of an acquisition or disposal to evaluate whether the assets in question are simply assets or if they meet the definition of a business. If the screen is not met, no further evaluation is needed. If the screen is met, certain steps are subsequently taken to make the determination. This ASU is effective for annual and interim periods beginning after December 15, 2017 and is required to be applied prospectively. We will adopt the new standard on the effective date of January 1, 2018.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18): Statement of Cash Flows - Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-18 will have a material impact on our statement of cash flows and related disclosures. We will adopt the new standard on the effective date of January 1, 2018.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15): Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, to clarify how eight specific cash receipt and cash payment transactions should be presented in the statement of cash flows. ASU 2016-15 will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We do not believe adoption of ASU 2016-15 will have a material impact on our statement of cash flows. We will adopt the new standard on the effective date of January 1, 2018.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted. In the normal course of business, we enter into capital and operating lease agreements to support our operations and may lease water-related, field-related and other assets. At this time, we cannot reasonably estimate the financial impact ASU 2016-02 will have on our financial statements; however, we believe adoption and implementation of ASU 2016-02 will likely materially impact our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities. As part of our assessment to date, we have formed an implementation work team, prepared educational and training materials pertinent to ASU 2016-02 and have begun contract review and documentation.

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
The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. We are performing an initial review of our commercial agreements and developing accounting policies to address the provisions of ASU 2014-09. We continue to evaluate the impact of ASU 2014-09 on our accounting policies, internal controls, and consolidated financial statements and related disclosures, and have not finalized any estimates of the potential impacts. We will adopt the new standard on January 1, 2018, using the modified retrospective approach with a cumulative adjustment to retained earnings as necessary.

Note 3. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Crude Oil, Natural Gas and Produced Water Gathering	$32,328	$21,489	$60,737	$43,063
Fresh Water Delivery	20,348	9,813	40,667	18,688
Crude Oil Treating	1,169	1,418	2,436	2,693
Other	272	249	591	648
Total Midstream Services Revenues — Affiliate	$54,117	$32,969	$104,431	$65,092
Expenses General and administrative expense included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
General and Administrative Expense — Affiliate	$1,713	$1,713	$3,425	$3,559
General and Administrative Expense — Third Party	1,739	457	2,769	1,264
Total General and Administrative Expense	$3,452	$2,170	$6,194	$4,823

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	June 30, 2017	December 31, 2016
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$207,625	$201,323
Fresh Water Delivery Systems (1)	57,068	56,792
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (2)	187,638	32,831
Total Property, Plant and Equipment, at Cost	472,430	311,045
Accumulated Depreciation and Amortization	(36,420)	(31,642)
Property, Plant and Equipment, Net	$436,010	$279,403

(1)	Fresh water delivery system assets at June 30, 2017 and December 31, 2016 include $5 million related to a leased pond accounted for as a capital lease.

(2)
Construction-in-progress at June 30, 2017 includes $173.5 million in gathering system projects and $14.1 million in fresh water delivery system projects. Construction-in-progress at December 31, 2016 includes $27.6 million in gathering system projects and $5.2 million in fresh water delivery system projects.

Note 5. Investments
The following table presents our investments at the dates indicated:

(in thousands)	June 30, 2017	December 31, 2016
Advantage Joint Venture (1)	$68,891	$—
White Cliffs Interest	10,677	11,151
Total Investments	$79,568	$11,151

(1)	We capitalized $1.7 million in acquisition related expenses that are included in the basis of the investment. As of June 30, 2017, $1.7 million in acquisition related expenses remains unamortized.
The following table presents our investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Advantage Joint Venture (1)	$405	$—	$405	$—
White Cliffs Interest	1,119	1,146	2,184	2,439
Other (2)	117	—	117	—
Total Investment Income	$1,641	$1,146	$2,706	$2,439

(1)	Includes the amortization of acquisition related expenses.

(2)	Represents income associated with our fee for serving as the operator of the Advantage Joint Venture. The fee totals approximately $0.7 million per year.
Summarized, 100% combined balance sheet financial information for the Advantage Joint Venture at the date indicated:

(in thousands)	June 30, 2017
Current Assets	$4,036
Noncurrent Assets	131,294
Current Liabilities	$1,275
Summarized, 100% combined statement of operations information for the Advantage Joint Venture for the period indicated:

(in thousands)	Six Months Ended June 30, 2017
Operating Revenues	$3,088
Operating Expenses	2,242
Net Income	$846

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 6. Debt
Revolving Credit Facility We maintain a $350 million revolving credit facility to fund working capital and to finance acquisitions and other capital expenditures. The revolving credit facility matures on September 20, 2021. There were no amounts outstanding under the revolving credit facility as of December 31, 2016. As of June 30, 2017, $190 million was outstanding under our revolving credit facility.
During 2017, borrowings under our revolving credit facility were used to fund our construction activity, a portion of the Advantage acquisition and a portion of the cash consideration for the Contributed Assets. All other borrowings under our revolving credit facility were for general partnership purposes.
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
Interest was incurred on the revolving credit facility at a weighted average annual interest rate of 2.32% during the six months ended June 30, 2017. The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. As of December 31, 2016 and June 30, 2017, the commitment fee rate was 0.2%. Unamortized debt issuance costs totaled $1.8 million and $1.6 million as of December 31, 2016 and June 30, 2017, respectively.
The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. The Partnership was in compliance with such covenants as of June 30, 2017. Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

Note 7. Asset Retirement Obligations
Asset retirement obligations consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in asset retirement obligations are as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Asset Retirement Obligations, Beginning Balance	$5,415	$3,612
Liabilities Incurred	1,566	—
Revision of Estimate	—	1,224
Accretion Expense (1)	143	87
Asset Retirement Obligations, Ending Balance	$7,124	$4,923

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred in the 2017 period were primarily related to our Central Gathering Facility (CGF) in the Delaware Basin.
Revisions in the 2016 period were primarily due to changes in estimated costs for future abandonment activities of our gathering systems in the Wells Ranch and East Pony integrated development plan (IDP) areas.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 8. Segment Information
Our operations are located in the U.S. and are organized into the following reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering as well as crude oil treating), Fresh Water Delivery, and Investments and Other. Our reportable segments comprise the structure used to make key operating decisions and assess performance.
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1)	Fresh Water Delivery (1)	Investments and Other (2)	Consolidated
Three Months Ended June 30, 2017
Midstream Services — Affiliate	$33,769	$20,348	$—	$54,117
Midstream Services — Third Party	—	3,666	—	3,666
Total Midstream Services Revenues	33,769	24,014	—	57,783
Income (Loss) Before Income Taxes (3)	22,343	18,872	(2,108)	39,107

Three Months Ended June 30, 2016
Midstream Services Revenues	$23,156	$9,813	$—	$32,969
Income (Loss) before Income Taxes	17,251	6,765	(708)	23,308

Six Months Ended June 30, 2017
Midstream Services — Affiliate	$63,764	$40,667	$—	$104,431
Midstream Services — Third Party	—	3,666	—	3,666
Total Midstream Services Revenues	63,764	44,333	—	108,097
Income (Loss) Before Income Taxes (3)	42,326	35,475	(4,174)	73,627

Six Months Ended June 30, 2016
Midstream Services Revenues	$46,404	$18,688	$—	$65,092
Income (Loss) Before Income Taxes	37,111	11,086	(3,070)	45,127

June 30, 2017
Total Assets	$372,588	$63,423	$124,654	$560,665

December 31, 2016
Total Assets	$224,861	$54,542	$89,956	$369,359

(1)
All activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. As our DevCos represent VIEs, see the Gathering Systems and Fresh Water Delivery reportable segments for our VIEs impact to the consolidated financial statements.

(2)	The Investments and Other segment includes our investments in the Advantage Joint Venture and White Cliffs Interest as well as all general Partnership activity not attributable to our DevCos.

(3)
For periods subsequent to the IPO, our consolidated financial statements do not include a provision for income taxes, as we are treated as a partnership for federal and state income tax purposes. Each partner is separately taxed on its share of taxable income.

Note 9. Commitments and Contingencies
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 10. Unit-Based Compensation
The Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP) provides for the grant, at the discretion of the board of directors of our general partner, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders.
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards. As of June 30, 2017, 1,817,428 common units are available for future grant under the LTIP.
Restricted unit activity for the six months ended June 30, 2017 was as follows:

	Number of Units	Weighted Average Award Date Fair Value
Awarded and Unvested Units at December 31, 2016	7,868	$30.50
Awarded	34,704	45.10
Awarded and Unvested Units at June 30, 2017	42,572	$42.40
As of June 30, 2017, $1.4 million of compensation cost related to all of our unvested restricted units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted-average period of 2 years.

Note 11. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders	Subordinated Unitholders	Total
Q4 2016(1)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$13,782
Q1 2017	May 8, 2017	May 16, 2017	$0.4108	$6,533	$6,533	$13,066

(1)
The distribution for the fourth quarter 2016 is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the IPO on September 20, 2016 and ending on September 30, 2016.

Incentive Distribution Rights Noble currently holds Incentive Distribution Rights (IDRs) that entitle it to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus in excess of $0.4313 per unit per quarter. The maximum distribution of 50% does not include any distributions that Noble may receive on common units or subordinated units that it owns.
Cash Distributions On July 27, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4457 per unit. The distribution will be paid on August 14, 2017, to unitholders of record on August 7, 2017. Also on August 14, 2017, a cash incentive distribution of $0.1 million will be made to Noble related to its IDRs, based upon the level of distribution paid per common and subordinated unit.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 12. Net Income Per Limited Partner Unit
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
Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain target levels, Noble, as the holder of our IDRs, is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to Noble than to the holders of common units and subordinated units.
Our calculation of net income per limited partner common and subordinated unit is as follows:

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net Income Attributable to Noble Midstream Partners LP	$31,592	$55,934
Less: Net Income Attributable to Incentive Distribution Rights	92	92
Net Income Attributable to Limited Partners	$31,500	$55,842

Net Income Allocable to Common Units — Public	$14,329	$25,331
Net Income Allocable to Common Units — Noble	1,533	2,702
Net Income Allocable to Subordinated Units — Noble	15,638	27,809
Net Income Attributable to Limited Partners	$31,500	$55,842

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.98	$1.75
Subordinated Units	$0.98	$1.75

Weighted Average Limited Partner Units Outstanding — Basic
Common Units — Public	14,569	14,472
Common Units — Noble	1,558	1,543
Subordinated Units — Noble	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units — Public	14,579	14,481
Common Units — Noble	1,558	1,543
Subordinated Units — Noble	15,903	15,903

Antidilutive Restricted Units	7	6

Note 13. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income, and accordingly for the periods subsequent to the IPO, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We did not record a tax provision for the three and six months ended June 30, 2017. The income tax provision for the three and six months ended June 30, 2016 is the income tax provision of our Predecessor. The provision was prepared on a separate return basis as if the Predecessor were a stand-alone entity.

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
Predecessor This quarterly report on Form 10-Q includes the assets, liabilities and results of operations of the Contributed Businesses on a carve-out basis (our Predecessor for accounting purposes) for periods prior to September 20, 2016, the date on which we completed the IPO. Our results of operations may not be comparable to our Predecessor’s historical results of operations.
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
Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “Disclosure Regarding Forward-Looking Statements.”

EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership formed by Noble to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts.
Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas, where additional midstream assets are currently under construction. Noble intends for us to become the primary vehicle for its midstream operations in the onshore United States. We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
Operating and Financial Results
The following discussion highlights significant operating and financial results for second quarter 2017.
Significant Operating Highlights Included:

•	average crude oil gathering volumes of 53.8 MBbl/d;

•	average natural gas gathering volumes of 158.2 BBtu/d;

•	average produced water gathered volumes of 12.6 MBbl/d;

•	average fresh water delivered volumes of 184.2 MBbl/d;

•	completion of the Advantage acquisition through the Advantage Joint Venture;

•	commencement of fresh water delivery services to an unaffiliated third party in the Greeley Crescent IDP area;

•	acquisition of the remaining 20% limited partner interest in Colorado River DevCo LP and an additional 15% limited partner interest in Blanco River DevCo LP from NBL;

•	completion of the Private Placement for gross proceeds of approximately $142.6 million and net proceeds of approximately $138.1 million; and

•	completion of a produced water expansion project in the Wells Ranch CGF.

Significant Financial Highlights Included:

•	net income of $39.1 million, of which $31.6 million is attributable to the Partnership;

•	net cash provided by operating activities of $74.5 million;

•	declared a distribution of $0.4457 per unit., an increase of 8.5% above the first quarter 2017 distribution per unit;

•	EBITDA (non-GAAP financial measure) of $41.9 million, of which $33.9 million is attributable to the Partnership; and

•	distributable cash flow (non-GAAP financial measure) of $30.3 million.
For additional information regarding our Non-GAAP financial measures, please see — EBITDA, Distributable Cash Flow and Reconciliation of Non-GAAP Financial Measures, below.

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
2017 Capital Investment Program
We have updated our full year 2017 capital budget and guidance to reflect the acquisition of the Contributed Assets and an improved operational outlook. See Item 1. Financial Statements – Note 1. Organization and Nature of Operations. The 2017 gross investment level is unchanged and is expected to total between $365 million to $405 million. However, the investment level attributable to the Partnership is expected to increase by approximately $30 million due to the acquisition of the Contributed Assets, and is now estimated to total between $215 million to $235 million.
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
Development Projects
Colorado River DevCo LP During second quarter 2017, we connected 48 equivalent wells, normalized to 4,500 lateral feet, to our gathering systems in the Wells Ranch and East Pony IDP areas. We also delivered fresh water to 47 equivalent wells in the Wells Ranch IDP area. At the Wells Ranch CGF, we successfully completed a produced water expansion project, which increased produced water capacity to 30 MBbl/d.
Laramie River DevCo LP Freshwater deliveries began in April 2017 to an unaffiliated third party in the Greeley Crescent IDP area. We also made significant progress on the construction of our crude oil and produced water gathering systems which are expected to be operational in third quarter 2017.
Trinity River DevCo LLC Upon completion of the Advantage acquisition in early April 2017, operation of the pipeline successfully transitioned to us. Crude oil throughput volumes during the quarter averaged 35 MBbl/d. We made significant progress on the construction of the connection from our first CGF in the Delaware Basin to the Advantage pipeline. We expect to complete the connection during third quarter 2017.
Blanco River DevCo LP During second quarter 2017, our first CGF in the Delaware Basin reached mechanical completion. The facility and associated crude oil, natural gas and produced water gathering infrastructure is expected to ramp up throughout the third quarter of 2017. Long lead items for our second CGF have been ordered, and we expect the facility to be online by the end of 2017.
Green River DevCo LP Construction activities on the expansion of our freshwater system in the Mustang IDP area continued in the second quarter in anticipation of deliveries toward year end 2017. In addition, long lead items were ordered for the back-bone infrastructure buildout which we expect to complete in early 2018.
San Juan River DevCo LP During second quarter 2017, we delivered freshwater to 20 equivalent wells in the East Pony IDP area.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands)	2017	2016	2017	2016
Revenues
Midstream Services — Affiliate	$54,117	$32,969	$104,431	$65,092
Midstream Services — Third Party	3,666	—	3,666	—
Total Revenues	57,783	32,969	108,097	65,092
Costs and Expenses
Direct Operating	14,293	6,685	25,694	12,573
Depreciation and Amortization	2,472	2,218	4,921	4,363
General and Administrative	3,452	2,170	6,194	4,823
Total Operating Expenses	20,217	11,073	36,809	21,759
Operating Income	37,566	21,896	71,288	43,333
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	100	(266)	367	645
Investment Income	(1,641)	(1,146)	(2,706)	(2,439)
Total Other Income	(1,541)	(1,412)	(2,339)	(1,794)
Income Before Income Taxes	39,107	23,308	73,627	45,127
Income Tax Provision	—	8,872	—	17,182
Net Income and Comprehensive Income	39,107	$14,436	73,627	$27,945
Less: Net Income Attributable to Noncontrolling Interests	7,515	N/A	17,693	N/A
Net Income Attributable to Noble Midstream Partners LP	$31,592	N/A	$55,934	N/A

EBITDA Attributable to Noble Midstream Partners LP	$33,880	N/A	$60,381	N/A

Distributable Cash Flow of Noble Midstream Partners LP	$30,336	N/A	$54,561	N/A
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
Revenues and throughput volumes related to gathering and fresh water delivery services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Colorado River DevCo LP
Crude Oil Gathering Volumes (Bbl/d)	53,763	40,757	49,025	45,427
Natural Gas Gathering Volumes (MMBtu/d)	158,216	141,207	152,355	120,480
Produced Water Gathering Volumes (Bbl/d)	12,609	9,495	10,841	9,889
Fresh Water Delivery Volumes (Bbl/d)	113,824	23,315	93,935	33,449
Gathering and Fresh Water Delivery Revenues — Affiliate (in thousands)	$44,730	$25,391	$80,941	$53,758

San Juan River DevCo LP
Fresh Water Delivery Volumes (Bbl/d)	20,067	21,670	37,759	10,835
Fresh Water Delivery Revenues — Affiliate (in thousands)	$7,946	$3,737	$20,463	$3,795

Green River DevCo LP
Fresh Water Delivery Volumes (Bbl/d)	—	11,954	—	13,386
Fresh Water Delivery Revenues — Affiliate (in thousands)	$—	$2,174	$—	$4,198

Laramie River DevCo LP
Fresh Water Delivery Volumes (Bbl/d)	50,326	—	25,302	—
Fresh Water Delivery Revenues — Third Party (in thousands)	$3,666	$—	$3,666	$—

Total Gathering Systems
Crude Oil Gathering Volumes (Bbl/d)	53,763	40,757	49,025	45,427
Natural Gas Gathering Volumes (MMBtu/d)	158,216	141,207	152,355	120,480
Produced Water Gathering Volumes (Bbl/d)	12,609	9,495	10,841	9,889
Gathering Revenues — Affiliate (in thousands)	$32,328	$21,489	$60,737	$43,063

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	184,217	56,939	156,996	57,670
Fresh Water Delivery Revenues (in thousands)	$24,014	$9,813	$44,333	$18,688

Revenues Trend Analysis
Revenues from Midstream Services were as follows:

(in thousands)	2017	2016	Increase (Decrease) From Prior Year
Three Months Ended June 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$32,328	$21,489	50%
Fresh Water Delivery — Affiliate	20,348	9,813	107%
Fresh Water Delivery — Third Party	3,666	—	N/M
Crude Oil Treating — Affiliate	1,169	1,418	(18)%
Other — Affiliate	272	249	9%
Total Midstream Services Revenues	$57,783	$32,969	75%

Six Months Ended June 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$60,737	$43,063	41%
Fresh Water Delivery — Affiliate	40,667	18,688	118%
Fresh Water Delivery — Third Party	3,666	—	N/M
Crude Oil Treating — Affiliate	2,436	2,693	(10)%
Other — Affiliate	591	648	(9)%
Total Midstream Services Revenues	$108,097	$65,092	66%
N/M Amount is not meaningful
Revenues from Midstream Services We derive substantially all of our revenues from commercial agreements with Noble. Revenues from Midstream Services increased during second quarter 2017 as compared with second quarter 2016 due to the following:

•
an increase of $12.1 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the Wells Ranch IDP and East Pony IDP due to fresh water volumes required per well for higher intensity completions;

•
an increase of $4.9 million in water logistic services, including water transfer, hauling, recycling, and disposal services, driven by an increased scope of services in the Wells Ranch IDP and East Pony IDP;

•
an increase of $3.7 million in fresh water delivery revenues due to the commencement of fresh water deliveries to an unaffiliated third party in the Greeley Crescent IDP area during second quarter 2017;

•
an increase of $3 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP and East Pony IDP crude oil gathering systems resulting from expansion and gathering system growth;

•	an increase of $1.1 million in gathering and fresh water delivery services driven by rate escalations;
partially offset by:

•	a decrease of $1.6 million in fresh water delivery revenues related to the Mustang IDP due to the timing of well completion activity by Noble.
Revenues from Midstream Services increased during the first six months of 2017 as compared with the first six months of 2016 due to the following:

•
an increase of $23.7 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the Wells Ranch IDP and East Pony IDP due to fresh water volumes required per well for higher intensity completions;

•
an increase of $10.3 million in water logistic services, including water transfer, hauling, recycling, and disposal services, driven by an increased scope of services in the Wells Ranch IDP and East Pony IDP;

•
an increase of $3.7 million in natural gas gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP natural gas gathering systems resulting from expansion and gathering system growth as well as an increased natural gas gathering rate;

•
an increase of $3.7 million in fresh water delivery revenues due to the commencement of fresh water deliveries to an unaffiliated third party in the Greeley Crescent IDP area during second quarter 2017;

•
an increase of $2.7 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP crude oil gathering systems resulting from expansion and gathering system growth;

•	an increase of $2.1 million in gathering and fresh water delivery services driven by rate escalations;

•	an increase of $1.2 million in charges associated with dedicated crude oil and produced water gathering volumes that did not flow through our gathering facilities;
partially offset by:

•	a decrease of $3.7 million in fresh water delivery revenues related to the Mustang IDP due to the timing of well completion activity by Noble; and

•	a decrease of $1.2 million in crude oil gathering services revenues due to decreased volumes in our East Pony IDP gathering system due to the timing of upstream activity by Noble.

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
General and Administrative Expense
Following the completion of the IPO, Noble charges us a combination of direct and allocated charges for general and administrative services. Direct charges include a fixed fee under our omnibus agreement and compensation of our executives under our secondment agreement based on the percentage of time spent working on us. Between January 2015 and the IPO, Noble charged us a fixed fee for overhead and support services.
Following the completion of the IPO, we also began incurring incremental general and administrative expenses attributable to being a publicly traded partnership, including expenses associated with: annual, quarterly and current reporting with the SEC; tax return and Schedule K-1 preparation and distribution; Sarbanes-Oxley compliance; NYSE listing; independent auditor fees; legal fees; investor relations expenses; transfer agent and registrar fees; incremental salary and benefits costs of seconded employees; outside director fees; director and officer insurance coverage expenses; and compensation expense associated with the LTIP.

Costs and Expenses Trend Analysis
Costs and expenses were as follows:

(in thousands)	2017	2016	Increase from Prior Year
Three Months Ended June 30,
Direct Operating	$14,293	$6,685	114%
Depreciation and Amortization	2,472	2,218	11%
General and Administrative	3,452	2,170	59%
Total Operating Expenses	$20,217	$11,073	83%

Six Months Ended June 30,
Direct Operating	$25,694	$12,573	104%
Depreciation and Amortization	4,921	4,363	13%
General and Administrative	6,194	4,823	28%
Total Operating Expenses	$36,809	$21,759	69%
Direct Operating Expenses Direct operating expenses increased during second quarter 2017 as compared with second quarter 2016 and during the first six months of 2017 as compared with the first six months of 2016 due to an increase in water delivery and logistics expense driven by increased fresh water volumes required per well for higher intensity completions and an expanded scope of services delivered for produced water.
Depreciation and Amortization Depreciation and amortization expense during second quarter 2017 was consistent with second quarter 2016. Depreciation and amortization expense increased during the first six months of 2017 as compared with the first six months of 2016. The increase is primarily related to assets placed in service after second quarter 2016. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system as well as expansion of the Mustang fresh water system.
General and Administrative Expense General and administrative expense increased during second quarter 2017 as compared with second quarter 2016 and during the first six months of 2017 as compared with the first six months of 2016. The increase is due primarily to increased third party general and administrative expenses such as legal and financial advisory fees.

Other (Income) Expense Trend Analysis

(in thousands)	2017	2016	Increase (Decrease) from Prior Year
Three Months Ended June 30,
Other (Income) Expense
Interest Expense	$711	$(67)	N/M
Capitalized Interest	(611)	(199)	207%
Interest Expense, Net	100	(266)	N/M
Investment Income	(1,641)	(1,146)	43%
Total Other (Income) Expense	$(1,541)	$(1,412)	9%

Six Months Ended June 30,
Other (Income) Expense
Interest Expense	$978	$1,319	(26)%
Capitalized Interest	(611)	(674)	(9)%
Interest Expense, Net	367	645	(43)%
Investment Income	(2,706)	(2,439)	11%
Total Other (Income) Expense	$(2,339)	$(1,794)	30%
N/M Amount is not meaningful
Interest Expense, Net For periods prior to the IPO, interest expense represents allocations from Noble to our Predecessor. The allocations were based on the percentage that our Predecessor's capital expenditures comprised of Noble's total consolidated capital expenditures. For periods subsequent to the IPO, interest expense represents interest incurred in connection with our revolving credit facility. Our interest expense includes interest on outstanding balances and cash commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity during the year.
Interest expense increased during second quarter 2017 as compared with second quarter 2016. The increase is due primarily to interest incurred in connection with our revolving credit facility during second quarter 2017 and decreased interest expense allocations from Noble during second quarter 2016.
Interest expense decreased during the first six months of 2017 as compared with the first six months of 2016. The decrease is due primarily to increased interest expense allocations from Noble during the first six months of 2016 partially offset by interest incurred in connection with our revolving credit facility during the first six months of 2017.
Capitalized interest increased during second quarter 2017 as compared with second quarter 2016. The increase is due primarily to increased construction-in-progress activity during second quarter 2017 as compared with second quarter 2016.
Capitalized interest decreased during the first six months of 2017 as compared with the first six months of 2016. The decrease is due primarily to the capitalization of a portion of the increased interest expense allocations from Noble during the first six months of 2016 partially offset by increased construction-in-progress activity during the first six months of 2017 as compared with the first six months of 2016.
Investment Income Investment income increased during second quarter 2017 as compared with second quarter 2016 and during the first six months of 2017 as compared with the first six months of 2016. The increase is primarily due to earnings from our investment in the Advantage Joint Venture. Crude oil throughput volumes during the quarter averaged 35 MBbl/d. See Item 1. Financial Statements. Note 5. Investments.
Income Tax Provision
See Item 1. Financial Statements. Note 13. Income Taxes.

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
For a reconciliation of EBITDA to its most comparable measures calculated and presented in accordance with GAAP, see — Reconciliation of Non-GAAP Financial Measures, below.
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
For a a reconciliation of distributable cash flow to its most comparable measures calculated and presented in accordance with GAAP, see — Reconciliation of Non-GAAP Financial Measures, below.
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

Reconciliation of Net Income to EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands)	2017	2016	2017	2016
Reconciliation from Net Income
Net Income and Comprehensive Income	$39,107	$14,436	$73,627	$27,945
Add:
Depreciation and Amortization	2,472	2,218	4,921	4,363
Interest Expense, Net of Amount Capitalized	100	(266)	367	645
Income Tax Provision	—	8,872	—	17,182
Unit-Based Compensation	206	—	333	—
EBITDA	41,885	$25,260	79,248	$50,135
Less:
EBITDA Attributable to Noncontrolling Interests	8,005	N/A	18,867	N/A
EBITDA Attributable to Noble Midstream Partners LP	33,880	N/A	60,381	N/A
Less:
Cash Interest Paid	593	N/A	768	N/A
Maintenance Capital Expenditures	2,951	N/A	5,052	N/A
Distributable Cash Flow of Noble Midstream Partners LP	$30,336	N/A	$54,561	N/A

Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands)	2017	2016	2017	2016
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$42,302	$32,410	$74,527	$47,009
Add:
Interest Expense, Net of Amount Capitalized	100	(266)	367	645
Changes in Operating Assets and Liabilities	(826)	(11,930)	4,140	(6,807)
Change in Income Tax Payable	—	5,051	—	9,204
Other Adjustments	309	(5)	214	84
EBITDA	41,885	$25,260	79,248	$50,135
Less:
EBITDA Attributable to Noncontrolling Interests	8,005	N/A	18,867	N/A
EBITDA Attributable to Noble Midstream Partners LP	33,880	N/A	60,381	N/A
Less:
Cash Interest Paid	593	N/A	768	N/A
Maintenance Capital Expenditures	2,951	N/A	5,052	N/A
Distributable Cash Flow of Noble Midstream Partners LP	$30,336	N/A	$54,561	N/A

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary source of liquidity is cash flows generated from operations based on commercial agreements with Noble and an unaffiliated third party. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Noble or our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble's ownership in the subsidiary.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
During second quarter 2017, we utilized external financing sources to fund a portion of the Advantage acquisition, to fund portions of the cash consideration for the Contributed Assets, and for general partnership purposes. Our external financing sources during second quarter 2017 consisted of borrowings under our revolving credit facility and the Private Placement.
We funded the Advantage acquisition with a combination of borrowings under our revolving credit facility and from cash on hand. We funded the cash consideration for the Contributed Assets with a combination of borrowings under our revolving credit facility, net proceeds from the Private Placement, and from cash on hand. See Item 1. Financial Statements – Note 1. Organization and Nature of Operations and See Item 1. Financial Statements – Note 6. Debt.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	June 30, 2017	December 31, 2016
Total Cash	$19,625	$57,421
Amount Available to be Borrowed Under Our Revolving Credit Facility (1)	160,000	350,000
Available Liquidity	$179,625	$407,421

(1)	See Item 1. Financial Statements – Note 6. Debt.
Cash Flows
Summary cash flow information was as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Total Cash Provided By (Used in)
Operating Activities	$74,527	$47,009
Investing Activities	(177,460)	(16,718)
Financing Activities	65,137	(41,445)
Decrease in Cash and Cash Equivalents	$(37,796)	$(11,154)
Net cash provided by operating activities increased during the first six months of 2017 as compared with the first six months of 2016 primarily due to an increase of $45.7 million in net income driven by increased revenues resulting from higher throughput volumes, partially offset by a decrease of $17.0 million due to decreases in deferred income taxes and current income taxes payable resulting from the Partnership's status as a non-taxable entity for U.S. federal income tax purposes.
Cash used in investing activities increased during the first six months of 2017 as compared with the first six months of 2016. Additions to property, plant and equipment were higher in 2017 primarily due to the construction of the Greeley Crescent gathering and fresh water delivery system as well as construction of the Delaware Basin gathering system. Additions to investments were also higher in 2017 due to our investment in the Advantage Joint Venture.
During the first six months of 2017, our financing activities primarily included net borrowings on our revolving credit facility ($190 million), net proceeds from our Private Placement ($138.1 million), a distribution to Noble for the cash consideration paid for the Contributed Assets ($245 million), cash distributions to our unitholders ($26.8 million), cash distributions to noncontrolling interest owners ($19.5 million), and cash contributions from noncontrolling interest owners ($29.3 million). In comparison, during the first six months of 2016, our only financing activities were a cash distribution to our Parent ($42.5 million) and a cash contribution from our Parent ($1.0 million).
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Contractual Obligations
As of December 31, 2016, we had purchase obligations of approximately $19.3 million. Our purchase obligations represented the short-term obligation to purchase pipe for use in our capital projects. We have remaining purchase obligations of approximately $6.7 million.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Gathering System Expenditures	$149,206	$4,968
Fresh Water Delivery System Expenditures	10,622	155
Total Capital Expenditures	$159,828	$5,123

Additions to Investments	$68,485	$147
For the six months ended June 30, 2017, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Delaware Basin and Mustang gathering systems, expansion of the Wells Ranch gathering system and construction of the connection from our first CGF in the Delaware Basin to the Advantage pipeline. Fresh water delivery system expenditures were primarily associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system.
For the six months ended June 30, 2016, gathering system expenditures were primarily associated with the construction of the East Pony crude oil gathering system and expansion of the Wells Ranch CGF.
For the six months ended June 30, 2017, additions to investments were related to our investment in the Advantage joint venture.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On July 27, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4457 per unit. The distribution will be paid on August 14, 2017, to unitholders of record on August 7, 2017. Also on August 14, 2017, a cash incentive distribution of $0.1 million will be made to Noble related to its IDRs, based upon the level of distribution paid per common and subordinated unit.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $13.5 million per quarter, or $53.9 million million per year, based on the number of common and subordinated units outstanding as of June 30, 2017.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a variable interest rate. As of June 30, 2017, $190 million was outstanding under our revolving credit facility. A 1.0% increase in our revolving credit facility interest rate would have resulted in an estimated $0.2 million increase in interest expense for the six months ended June 30, 2017. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. While we believe that we have chosen these assumptions or bases in good faith and that they are reasonable, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of Noble to meet its drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil and natural gas gathering and processing services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by Noble under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations; and

•	the effects of future litigation.

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

Part II. Other Information

Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I. Financial Information, Item 1. Financial Statements -Note 9. Commitments and Contingencies of this Form 10-Q, which is incorporated by reference into this Part II. Item 1.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5. Other Information
Unaudited pro forma consolidated financial information of the Partnership for the six months ended June 30, 2017 is filed as Exhibit 99.1 to this quarterly report on Form 10-Q. The unaudited pro forma consolidated statement of operations for the six months ended June 30, 2017 is derived from the historical consolidated financial statements of the Partnership and has been adjusted to give effect to (i) the Advantage acquisition, (ii) the Private Placement and (iii) the Contribution Agreement, as if they had occurred on January 1, 2016. Information regarding these transactions is set forth in Part I. Financial Information, Item 1. Financial Statements – Note 1. Organization and Nature of Operations.

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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	August 3, 2017	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

2.1
Advantage Pipeline Holdings LLC Subscription Agreement, dated February 12, 2017, by and among Advantage Pipeline Holdings LLC, Trinity River DevCo LLC and Plains Pipeline, L.P. (filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 14, 2017 and incorporated herein by reference)

2.2
Contribution Agreement, dated June 20, 2017, by and among the Registrant, Noble Midstream GP LLC, Noble Midstream Services, LLC, NBL Midstream, LLC and Blanco River DevCo GP LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Event: June 20, 2017) filed June 26, 2017 and incorporated herein by reference).

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

4.1
Registration Rights Agreement, dated June 26, 2017, by and among the Registrant and the Purchasers named therein (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Event: June 26, 2017) filed June 26, 2017 and incorporated herein by reference).

10.1
Common Unit Purchase Agreement, dated as of June 20, 2017, by and among the Registrant and the Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: June 20, 2017) filed June 26, 2017 and incorporated herein by reference).

10.2*
First Amendment to the Limited Waiver to Omnibus Agreement, dated as of June 23, 2017, by and among the Registrant, Noble Energy, Inc., Noble Energy Services, Inc., NBL Midstream, LLC, Noble Midstream Services, LLC and Noble Midstream GP LLC.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1*	Unaudited Pro Forma Consolidated Financial Information for the Six Months Ended June 30, 2017.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
+	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.