Form 10-Q
period 2017-09-30
Noble Midstream Partners LP
filed 2017-10-31
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐    No ☒
As of September 30, 2017, the registrant had 20,032,586 common units and 15,902,584 subordinated units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Midstream Services — Affiliate	$56,755	$47,167	$161,186	$112,259
Midstream Services — Third Party	6,356	—	10,022	—
Total Revenues	63,111	47,167	171,208	112,259
Costs and Expenses
Direct Operating	13,712	7,426	39,406	19,999
Depreciation and Amortization	3,562	2,290	8,483	6,652
General and Administrative	3,087	2,587	9,281	7,411
Total Operating Expenses	20,361	12,303	57,170	34,062
Operating Income	42,750	34,864	114,038	78,197
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	594	2,462	961	3,107
Investment Income	(1,633)	(1,070)	(4,339)	(3,509)
Total Other (Income) Expense	(1,039)	1,392	(3,378)	(402)
Income Before Income Taxes	43,789	33,472	117,416	78,599
Income Tax Provision	33	11,105	33	28,288
Net Income and Comprehensive Income	43,756	22,367	117,383	50,311
Less: Net Income Prior to the IPO on September 20, 2016	—	18,046	—	45,990
Net Income Subsequent to the IPO on September 20, 2016	43,756	4,321	117,383	4,321
Less: Net Income Attributable to Noncontrolling Interests	2,086	1,228	19,779	1,228
Net Income Attributable to Noble Midstream Partners LP	41,670	3,093	97,604	3,093
Less: Net Income Attributable to Incentive Distribution Rights	223	—	315	—
Net Income Attributable to Limited Partners	$41,447	$3,093	$97,289	$3,093

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$1.15	$0.10	$2.93	$0.10
Subordinated Units	$1.15	$0.10	$2.92	$0.10

Weighted Average Limited Partner Units Outstanding — Basic
Common Units — Public	17,900	14,375	15,627	14,375
Common Units — Noble	2,090	1,528	1,727	1,528
Subordinated Units — Noble	15,903	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding —Diluted
Common Units — Public	17,915	14,375	15,638	14,375
Common Units — Noble	2,090	1,528	1,727	1,528
Subordinated Units — Noble	15,903	15,903	15,903	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Balance Sheet
(in thousands, unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$10,682	$57,421
Accounts Receivable — Affiliate	22,608	19,191
Accounts Receivable — Third Party	2,552	—
Other Current Assets	490	380
Total Current Assets	36,332	76,992
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	566,377	311,045
Less: Accumulated Depreciation and Amortization	(39,891)	(31,642)
Total Property, Plant and Equipment, Net	526,486	279,403
Investments	79,748	11,151
Deferred Charges	1,525	1,813
Total Assets	$644,091	$369,359
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$2,386	$1,452
Accounts Payable — Third Party	85,682	12,501
Current Portion of Capital Lease	785	4,786
Other Current Liabilities	1,700	1,617
Total Current Liabilities	90,553	20,356
Long-Term Liabilities
Long-Term Debt	200,000	—
Asset Retirement Obligations	7,215	5,415
Long-Term Portion of Capital Lease	3,043	—
Other Long-Term Liabilities	610	683
Total Liabilities	301,421	26,454
Commitments and Contingencies
EQUITY
Partners' Equity
Limited Partner
Common Units — Public (17,943 and 14,375 units outstanding, respectively)	476,426	311,872
Common Units — Noble (2,090 and 1,528 units outstanding, respectively)	(22,727)	(3,534)
Subordinated Units — Noble (15,903 units outstanding)	(179,207)	(36,799)
General Partner	223	—
Total Partner's Equity	274,715	271,539
Noncontrolling Interests	67,955	71,366
Total Equity	342,670	342,905
Total Liabilities and Equity	$644,091	$369,359

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statement of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net Income and Comprehensive Income	$117,383	$50,311
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	8,483	6,652
Deferred Income Taxes	—	28,288
Income from Equity Method Investee	(821)	—
Unit-Based Compensation	581	—
Other Adjustments for Noncash Items Included in Income	288	132
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(7,273)	(4,294)
Increase (Decrease) in Accounts Payable	5,816	(476)
Other Operating Assets and Liabilities, Net	(100)	(40)
Net Cash Provided by Operating Activities	124,357	80,573
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(185,442)	(23,720)
Additions to Investments	(68,504)	(147)
Distributions from Cost Method Investee	728	963
Proceeds from Asset Sale — Affiliate	—	1,850
Net Cash Used in Investing Activities	(253,218)	(21,054)
Cash Flows From Financing Activities
Distributions to Parent	—	(42,480)
Contributions from Parent	—	1,036
Proceeds from the IPO, Net of Offering Costs	—	301,461
Distribution to Noble Subsequent to the IPO	—	(296,820)
Revolving Credit Facility Origination Fees and Expenses Paid	—	(1,859)
Distributions to Noncontrolling Interests	(19,849)	—
Cash Contributions from Noncontrolling Interests	52,806	—
Borrowings Under Revolving Credit Facility	245,000	—
Repayment of Revolving Credit Facility	(45,000)	—
Net Proceeds from Private Placement	138,084	—
Distribution to Noble for Contributed Assets	(245,000)	—
Distributions to Unitholders	(42,937)	—
Repayment of Capital Lease Obligation	(982)	—
Net Cash Provided by (Used in) Financing Activities	82,122	(38,662)
(Decrease) Increase in Cash and Cash Equivalents	(46,739)	20,857
Cash and Cash Equivalents at Beginning of Period	57,421	26,612
Cash and Cash Equivalents at End of Period	$10,682	$47,469
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statement of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units — Public	Common Units — Noble	Subordinated Units — Noble	General Partner	Noncontrolling Interests	Total
December 31, 2016	$311,872	$(3,534)	$(36,799)	$—	$71,366	$342,905
Net Income	46,001	5,116	46,172	315	19,779	117,383
Contributions from Noncontrolling Interests	—	—	—	—	51,503	51,503
Distributions to Noncontrolling Interests	—	—	—	—	(19,849)	(19,849)
Distributions to Unitholders	(20,112)	(2,221)	(20,512)	(92)	—	(42,937)
Net Proceeds from Private Placement	138,084	—	—	—	—	138,084
Distribution to Noble for Contributed Assets (1)	—	(28,459)	(216,541)	—	—	(245,000)
Contributed Assets Transfer from Noble	—	6,371	48,473	—	(54,844)	—
Unit-Based Compensation	581	—	—	—	—	581
September 30, 2017	$476,426	$(22,727)	$(179,207)	$223	$67,955	$342,670

(1)
These amounts represent the $245 million in cash consideration for the Contributed Assets. In addition to this cash consideration, we issued 562,430 common units to Noble. See Note 1. Organization and Nature of Operations.

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations
Organization Noble Midstream Partners LP (the Partnership, we, or us) is a growth-oriented Delaware master limited partnership formed in December 2014 by our sponsor, Noble Energy, Inc. (Noble or Parent), to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current focus areas are the Denver-Julesburg (DJ) Basin in Colorado and the Southern Delaware Basin position of the Permian Basin (Delaware Basin) in Texas.
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

Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and partners' equity for such periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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
Consolidation and Variable Interest Entities   Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as general partner. All intercompany balances and transactions have been eliminated upon consolidation. We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance; therefore, each DevCo is considered a variable interest entity, or VIE. Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos in our financial statements. A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our investment in the Advantage Joint Venture is owned by Trinity River DevCo LLC, all financial statement activity associated with our investment is captured within the Investments and Other reportable segment. See Note 8. Segment Information.
Investments Although we serve as the operator of the Advantage system, our operating agreements empower the Advantage board, split between us and Plains, to direct the activities that most significantly affect the long-term economic performance of the entity, primarily the oversight of the commercial function and approval of expansion capital. As a result, our investment in the Advantage Joint Venture does not require consolidation under the VIE consolidation model. We use the equity method of accounting for our investment in the Advantage Joint Venture, as we do not control, but do exert significant influence over, its operations. Under the equity method of accounting, initially we record the investment at our cost. Differences in the cost, or basis, of the investment and the net asset value of the investee will be amortized into earnings over the remaining useful life of the underlying assets. See Note 5. Investments.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

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
Supplemental Cash Flow Information We accrued $72.5 million and $2.7 million related to midstream capital expenditures as of September 30, 2017 and September 30, 2016, respectively.
Concentration of Credit Risk For the three and nine months ended September 30, 2017, 90% and 94%, respectively, of our revenues are from Noble and its affiliates. For all other periods presented, 100% of our revenues are from Noble and its affiliates.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers. In summary, revenue recognition would occur upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition.
We continue to evaluate the impact of ASU 2014-09 on our accounting policies, internal controls, and consolidated financial statements and related disclosures. We are performing a review of contracts for each of our revenue streams and developing accounting policies to address the provisions of ASU 2014-09. ASU 2014-09 also includes provisions regarding future revenues and expenses under a gross-versus-net presentation. We are evaluating the impact, if any, on the presentation of our future revenues and expenses under this gross-versus-net presentation guidance. Based upon assessments performed to date, we do not expect ASU 2014-09 to have a material effect on the timing of revenue recognition or our financial position. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. We will adopt the new standard on January 1, 2018, using the modified retrospective approach with a cumulative adjustment to retained earnings as necessary.

Note 3. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Crude Oil, Natural Gas and Produced Water Gathering	$37,854	$24,250	$98,591	$67,313
Fresh Water Delivery	17,589	21,280	58,256	39,968
Crude Oil Treating	1,037	1,397	3,473	4,090
Other	275	240	866	888
Total Midstream Services Revenues — Affiliate	$56,755	$47,167	$161,186	$112,259
Expenses General and administrative expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
General and Administrative Expense — Affiliate	$1,819	$1,712	$5,527	$5,272
General and Administrative Expense — Third Party	1,268	875	3,754	2,139
Total General and Administrative Expense	$3,087	$2,587	$9,281	$7,411
Asset Sale — Affiliate During the first nine months of 2016, we sold certain equipment to Noble, at cost, and received proceeds of $1.9 million. No gain or loss was recognized for the transaction.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	September 30, 2017	December 31, 2016
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$374,259	$201,323
Fresh Water Delivery Systems (1)	71,492	56,792
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (2)	100,527	32,831
Total Property, Plant and Equipment, at Cost	566,377	311,045
Accumulated Depreciation and Amortization	(39,891)	(31,642)
Property, Plant and Equipment, Net	$526,486	$279,403

(1)	Fresh water delivery system assets at September 30, 2017 and December 31, 2016 include $5 million related to a leased pond accounted for as a capital lease.

(2)
Construction-in-progress at September 30, 2017 includes $96.7 million in gathering system projects and $3.8 million in fresh water delivery system projects. Construction-in-progress at December 31, 2016 includes $27.6 million in gathering system projects and $5.2 million in fresh water delivery system projects.

Note 5. Investments
The following table presents our investments at the dates indicated:

(in thousands)	September 30, 2017	December 31, 2016
Advantage Joint Venture (1)	$69,325	$—
White Cliffs Interest	10,423	11,151
Total Investments	$79,748	$11,151

(1)
We capitalized $1.7 million in acquisition related expenses that are included in the basis of the investment. As of September 30, 2017, $1.7 million in acquisition related expenses remains unamortized.

The following table presents our investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Advantage Joint Venture (1)	$416	$—	$821	$—
White Cliffs Interest	1,042	1,070	3,226	3,509
Other (2)	175	—	292	—
Total Investment Income	$1,633	$1,070	$4,339	$3,509

(1)
Includes the amortization of acquisition related expenses. As we completed the Advantage acquisition on April 3, 2017, the year-to-date results are for the period beginning on April 3, 2017 and ending on September 30, 2017.

(2)	Represents income associated with our fee for serving as the operator of the Advantage Joint Venture. The fee totals approximately $0.7 million per year.
Summarized, 100% combined balance sheet financial information for the Advantage Joint Venture at the date indicated:

(in thousands)	September 30, 2017
Current Assets	$5,874
Noncurrent Assets	130,721
Current Liabilities	1,255
Noncurrent Liabilities	$—

Noble Midstream Partners LP
Notes to Consolidated Financial Statements

Summarized, 100% combined statement of operations information for the Advantage Joint Venture for the periods indicated:

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017 (1)
Operating Revenues	$3,186	$6,274
Operating Expenses	2,314	4,556
Income Before Taxes	872	1,718
Income Tax Expense	20	20
Net Income	$852	$1,698

(1)	As we completed the Advantage acquisition on April 3, 2017, the year-to-date results are for the period beginning on April 3, 2017 and ending on September 30, 2017.

Note 6. Debt
Revolving Credit Facility We maintain a $350 million revolving credit facility to fund working capital and to finance acquisitions and other capital expenditures. The revolving credit facility matures on September 20, 2021. The borrowing capacity on our revolving credit facility may be increased by up to an additional $350 million subject to certain conditions including compliance with the covenants contained in the credit agreement and requisite commitments from existing or new lenders.
There were no amounts outstanding under the revolving credit facility as of December 31, 2016. As of September 30, 2017, $200 million was outstanding under our revolving credit facility. During the nine months ended September 30, 2017, borrowings under our revolving credit facility were primarily used to fund portions of our construction activities, the Advantage acquisition, and the cash consideration for the Contributed Assets.
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
Interest was incurred on the revolving credit facility at a weighted average annual interest rate of 2.45% during the nine months ended September 30, 2017. The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. As of December 31, 2016 and September 30, 2017, the commitment fee rate was 0.2%. Unamortized debt issuance costs totaled $1.8 million and $1.5 million as of December 31, 2016 and September 30, 2017, respectively.
The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. The Partnership was in compliance with such covenants as of September 30, 2017. Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
Subsequent Event During October 2017, we drew an additional $25 million under our revolving credit facility to fund our construction activities.
Note 7. Asset Retirement Obligations
Asset retirement obligations consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in asset retirement obligations are as follows:

(in thousands)	Nine Months Ended September 30, 2017
Asset Retirement Obligations, Beginning Balance	$5,415
Liabilities Incurred	1,566
Accretion Expense (1)	234
Asset Retirement Obligations, Ending Balance	$7,215

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred in the 2017 period were primarily related to our Billy Miner I Central Gathering Facility (CGF) in the Delaware Basin.

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
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1)	Fresh Water Delivery (1)	Investments and Other (1) (2)	Consolidated
Three Months Ended September 30, 2017
Midstream Services — Affiliate	$39,166	$17,589	$—	$56,755
Midstream Services — Third Party	1,574	4,782	—	6,356
Total Midstream Services Revenues	40,740	22,371	—	63,111
Income (Loss) Before Income Taxes	28,307	17,823	(2,341)	43,789

Three Months Ended September 30, 2016
Midstream Services Revenues	$25,887	$21,280	$—	$47,167
Income (Loss) before Income Taxes	19,280	18,186	(3,994)	33,472

Nine Months Ended September 30, 2017
Midstream Services — Affiliate	$102,930	$58,256	$—	$161,186
Midstream Services — Third Party	1,574	8,448	—	10,022
Total Midstream Services Revenues	104,504	66,704	—	171,208
Income (Loss) Before Income Taxes	70,633	53,298	(6,515)	117,416

Nine Months Ended September 30, 2016
Midstream Services Revenues	$72,291	$39,968	$—	$112,259
Income (Loss) Before Income Taxes	56,390	29,272	(7,063)	78,599

September 30, 2017
Total Assets	$459,647	$66,839	$117,605	$644,091

December 31, 2016
Total Assets	$224,861	$54,542	$89,956	$369,359

(1)
A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our investment in the Advantage Joint Venture is owned by Trinity River DevCo LLC, all financial statement activity associated with our investment is captured within the Investments and Other reportable segment. As our DevCos represent VIEs, see the above reportable segments for our VIEs impact to the consolidated financial statements.

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
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards. As of September 30, 2017, 1,817,428 common units are available for future grant under the LTIP.
Restricted unit activity for the nine months ended September 30, 2017 was as follows:

	Number of Units	Weighted Average Award Date Fair Value
Awarded and Unvested Units at December 31, 2016	7,868	$30.50
Awarded	34,704	45.10
Awarded and Unvested Units at September 30, 2017	42,572	$42.40
As of September 30, 2017, $1.2 million of compensation cost related to all of our unvested restricted units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.75 years.

Note 11. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders	Subordinated Unitholders	Holder of IDRs	Total
Q4 2016(1)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$—	$13,782
Q1 2017	May 8, 2017	May 16, 2017	$0.4108	$6,533	$6,533	$—	$13,066
Q2 2017	August 7, 2017	August 14, 2017	$0.4457	$8,909	$7,088	$92	$16,089

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
Cash Distributions On October 26, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4665 per unit. The distribution will be paid on November 13, 2017, to unitholders of record on November 6, 2017. Also on November 13, 2017, a cash incentive distribution of $0.2 million will be made to Noble related to its IDRs, based upon the level of distribution paid per common and subordinated unit.

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
Our calculation of net income per limited partner common and subordinated unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Income Attributable to Noble Midstream Partners LP	$41,670	$3,093	$97,604	$3,093
Less: Net Income Attributable to Incentive Distribution Rights	223	—	315	—
Net Income Attributable to Limited Partners	$41,447	$3,093	$97,289	$3,093

Net Income Allocable to Common Units — Public	$20,670	$1,398	$46,001	$1,398
Net Income Allocable to Common Units — Noble	2,414	149	5,116	149
Net Income Allocable to Subordinated Units — Noble	18,363	1,546	46,172	1,546
Net Income Attributable to Limited Partners	$41,447	$3,093	$97,289	$3,093

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$1.15	$0.10	$2.93	$0.10
Subordinated Units	$1.15	$0.10	$2.92	$0.10

Weighted Average Limited Partner Units Outstanding — Basic
Common Units — Public	17,900	14,375	15,627	14,375
Common Units — Noble	2,090	1,528	1,727	1,528
Subordinated Units — Noble	15,903	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units — Public	17,915	14,375	15,638	14,375
Common Units — Noble	2,090	1,528	1,727	1,528
Subordinated Units — Noble	15,903	15,903	15,903	15,903

Antidilutive Restricted Units	4	—	6	—

Note 13. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income, and accordingly for the periods subsequent to the IPO, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We recorded a de minimis tax provision for the three and nine months ended September 30, 2017 associated with state income taxes. The income tax provision for the three and nine months ended September 30, 2016 is the income tax provision of our Predecessor. The provision was prepared on a separate return basis as if the Predecessor were a stand-alone entity.

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
Operating and Financial Results
The following discussion highlights significant operating and financial results for third quarter 2017.
Significant Operating Highlights Included:

•	average crude oil gathering volumes of 70.9 MBbl/d;

•	average natural gas gathering volumes of 190.0 BBtu/d;

•	average produced water gathered volumes of 26.9 MBbl/d;

•	average fresh water delivered volumes of 174.8 MBbl/d;

•	commencement of crude oil and produced water gathering services to an unaffiliated third party in the Greeley Crescent IDP area;

•	commencement of crude oil, natural gas and produced water gathering services in the Delaware Basin; and

•	completion of construction of the connection from the Billy Miner I CGF in the Delaware Basin to the Advantage pipeline.

Significant Financial Highlights Included:

•	net income of $43.8 million, of which $41.7 million is attributable to the Partnership;

•	net cash provided by operating activities of $124.4 million;

•	declared a distribution of $0.4665 per unit, an increase of 4.7% above the second quarter 2017 distribution per unit;

•	EBITDA (non-GAAP financial measure) of $48.2 million, of which $46.0 million is attributable to the Partnership; and

•	distributable cash flow (non-GAAP financial measure) of $40.7 million.
For additional information regarding our non-GAAP financial measures, please see — EBITDA, Distributable Cash Flow and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
Dedication and Right of First Refusal Update
On April 24, 2017, Noble completed the acquisition of Clayton Williams Energy, Inc.. Upon closing of the acquisition, approximately 64,000 net acres in Reeves County, Texas, were dedicated to us for infield crude oil, natural gas, and produced water gathering. We have a right of first refusal (ROFR) on the remaining acreage acquired by Noble. Additionally, an infield natural gas gathering dedication was added to the existing crude oil and produced water gathering dedication on substantially all of Noble's legacy 47,000 Delaware Basin net acres. Both acreage dedications are held by the Blanco River DevCo.
In conjunction with the new dedications, we waived our ROFR for natural gas processing on approximately 80,000 net acres in the Delaware Basin, of which, approximately 35,000 net acres were dedicated to a third party through 2021.
2017 Capital Investment Program
Our 2017 capital expenditures are expected to total between $385 million to $405 million, or $230 million to $240 million attributable to the Partnership, as compared to our prior 2017 capital guidance of $365 million to $405 million, or $215 million to $235 million attributable the Partnership. Our 2017 capital expenditure midpoint guidance for total capital expenditures and capital expenditures attributable to the Partnership has increased by $10 million primarily due to spending in Colorado River DevCo LP.
During the nine months ended September 30, 2017, our capital expenditures, excluding acquisitions, totaled approximately $254 million, or $164 million attributable to the Partnership. See Liquidity and Capital Resources — Capital Requirements, below.
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
Development Project Updates
Laramie River DevCo LP During third quarter 2017, we began gathering crude oil and produced water for an unaffiliated third party in the Greeley Crescent IDP area. Additionally, we connected four well pad facilities to the system.
Blanco River DevCo LP During third quarter 2017, our Billy Miner I CGF received first production from Noble's Monroe wells. Billy Miner I had initial crude oil, natural gas and produced water capacity of 10 MBbl/d, 20 MMcf/d and 15 MBw/d, respectively. As a result of the strong well performance and plans for additional wells to be tied into the facility, we completed a debottlenecking project with minor facility modifications in late August, increasing crude oil, natural gas and produced water throughput capacity to 15 MBbl/d, 30 MMcf/d, and 30 MBw/d, respectively. Construction of our second CGF, Jesse James, has begun, and we expect the facility to be online by the end of 2017.

Trinity River DevCo LLC During third quarter 2017, we completed construction of the 15-mile connection from the Billy Miner I CGF in the Delaware Basin to the Advantage pipeline. Crude oil from the Billy Miner I CGF began flowing through the connection to the Advantage pipeline in late August.
Colorado River DevCo LP During third quarter 2017, we connected 65 equivalent wells, normalized to 4,500 lateral feet, to our gathering systems in the Wells Ranch and East Pony IDP areas. We also delivered fresh water to 30 equivalent wells in the Wells Ranch IDP area.
Green River DevCo LP Construction activities on the expansion of our freshwater system in the Mustang IDP area continued in the third quarter in anticipation of deliveries toward year end 2017. In addition, late in the quarter, construction began on the backbone gathering infrastructure buildout, which we expect to complete in early 2018.
San Juan River DevCo LP During third quarter 2017, we delivered freshwater to 19 equivalent wells in the East Pony IDP area.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2017	2016	2017	2016
Revenues
Midstream Services — Affiliate	$56,755	$47,167	$161,186	$112,259
Midstream Services — Third Party	6,356	—	10,022	—
Total Revenues	63,111	47,167	171,208	112,259
Costs and Expenses
Direct Operating	13,712	7,426	39,406	19,999
Depreciation and Amortization	3,562	2,290	8,483	6,652
General and Administrative	3,087	2,587	9,281	7,411
Total Operating Expenses	20,361	12,303	57,170	34,062
Operating Income	42,750	34,864	114,038	78,197
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	594	2,462	961	3,107
Investment Income	(1,633)	(1,070)	(4,339)	(3,509)
Total Other (Income) Expense	(1,039)	1,392	(3,378)	(402)
Income Before Income Taxes	43,789	33,472	117,416	78,599
Income Tax Provision	33	11,105	33	28,288
Net Income and Comprehensive Income	43,756	22,367	117,383	50,311
Less: Net Income Prior to the IPO on September 20, 2016	—	18,046	—	45,990
Net Income Subsequent to the IPO on September 20, 2016	43,756	4,321	117,383	4,321
Less: Net Income Attributable to Noncontrolling Interests	2,086	1,228	19,779	1,228
Net Income Attributable to Noble Midstream Partners LP	$41,670	$3,093	$97,604	$3,093

EBITDA(1) Attributable to Noble Midstream Partners LP	$46,005	$3,285	$106,386	$3,285

Distributable Cash Flow(1) of Noble Midstream Partners LP	$40,702	$3,080	$95,263	$3,080

(1)
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

Throughput Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services. These volumes are affected primarily by the level of drilling and completion activity by our customers in our areas of operations, and by changes in the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets.
Our customers' willingness to engage in drilling and completion activity is determined by a number of factors, the most important of which are the prevailing and projected prices of crude oil and natural gas, the cost to drill and operate a well, expected well performance, the availability and cost of capital, and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.
Our customers have dedicated acreage to us based on the services we provide. Our commercial agreements with Noble provide that, in addition to our existing dedicated acreage, any future acreage that is acquired by Noble in the IDP areas, and that is not subject to a pre-existing third-party commitment, will be included in the dedication to us for midstream services, including gathering and treating.

Revenues and throughput volumes related to gathering and fresh water delivery services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Colorado River DevCo LP
Crude Oil Gathering Volumes (Bbl/d)	61,736	44,830	53,308	45,226
Natural Gas Gathering Volumes (MMBtu/d)	182,054	141,624	162,364	127,579
Produced Water Gathering Volumes (Bbl/d)	14,424	11,555	12,048	10,448
Fresh Water Delivery Volumes (Bbl/d)	80,395	113,466	89,372	60,316
Gathering and Fresh Water Delivery Revenues — Affiliate (in thousands)	$45,501	$41,899	$126,442	$95,658

San Juan River DevCo LP
Fresh Water Delivery Volumes (Bbl/d)	29,280	19,211	34,902	13,647
Fresh Water Delivery Revenues — Affiliate (in thousands)	$8,366	$3,006	$28,829	$6,801

Green River DevCo LP
Fresh Water Delivery Volumes (Bbl/d)	—	3,348	—	10,016
Fresh Water Delivery Revenues — Affiliate (in thousands)	$—	$625	$—	$4,822

Blanco River DevCo LP
Crude Oil Gathering Volumes (Bbl/d)	3,791	—	1,277	—
Natural Gas Gathering Volumes (MMBtu/d)	7,926	—	2,671	—
Produced Water Gathering Volumes (Bbl/d)	7,670	—	2,585	—
Gathering Revenues — Affiliate (in thousands)	$1,576	$—	$1,576	$—

Laramie River DevCo LP
Crude Oil Gathering Volumes (Bbl/d)	5,353	—	1,804	—
Produced Water Gathering Volumes (Bbl/d)	4,764	—	1,605	—
Fresh Water Delivery Volumes (Bbl/d)	65,085	—	38,709	—
Gathering and Fresh Water Delivery Revenues — Third Party (in thousands)	$6,356	$—	$10,022	$—

Total Gathering Systems
Crude Oil Gathering Volumes (Bbl/d)	70,880	44,830	56,389	45,226
Natural Gas Gathering Volumes (MMBtu/d)	189,980	141,624	165,035	127,579
Produced Water Gathering Volumes (Bbl/d)	26,858	11,555	16,238	10,448
Gathering Revenues (in thousands)	$39,428	$24,250	$100,165	$67,313

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	174,760	136,025	162,983	83,979
Fresh Water Delivery Revenues (in thousands)	$22,371	$21,280	$66,704	$39,968

Revenues Trend Analysis
Revenues from Midstream Services were as follows:

(in thousands)	2017	2016	Increase (Decrease) From Prior Year
Three Months Ended September 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$37,854	$24,250	56%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	1,574	—	N/M
Fresh Water Delivery — Affiliate	17,589	21,280	(17)%
Fresh Water Delivery — Third Party	4,782	—	N/M
Crude Oil Treating — Affiliate	1,037	1,397	(26)%
Other — Affiliate	275	240	15%
Total Midstream Services Revenues	$63,111	$47,167	34%

Nine Months Ended September 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$98,591	$67,313	46%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	1,574	—	N/M
Fresh Water Delivery — Affiliate	58,256	39,968	46%
Fresh Water Delivery — Third Party	8,448	—	N/M
Crude Oil Treating — Affiliate	3,473	4,090	(15)%
Other — Affiliate	866	888	(2)%
Total Midstream Services Revenues	$171,208	$112,259	53%
N/M Amount is not meaningful
Revenues from Midstream Services We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues from Midstream Services increased during third quarter 2017 as compared with third quarter 2016 due to the following:

•
an increase of $6.4 million in crude oil and produced water gathering services revenues and fresh water delivery revenues due to the commencement of services in the Greeley Crescent IDP to an unaffiliated third party during 2017;

•
an increase of $4 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP and East Pony IDP crude oil gathering systems resulting from expansion and gathering system growth;

•
an increase of $3.5 million in water logistic services revenues, including revenues derived from water transfer, hauling, recycling, and disposal services, driven by an increased scope of services in the Wells Ranch IDP and East Pony IDP;

•
an increase of $2.5 million in natural gas gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP natural gas gathering systems resulting from expansion and gathering system growth;

•	an increase of $1.6 million in crude oil, natural gas, and produced water gathering services due to the commencement of services in the Delaware Basin during third quarter 2017;

•
an increase of $1.4 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the East Pony IDP due to fresh water volumes required per well for higher intensity completions;

•	an increase of $1.1 million in gathering revenues and fresh water delivery revenues driven by rate escalations;
partially offset by:

•	a decrease of $4.7 million in fresh water delivery revenues related to the Wells Ranch IDP due to the timing of well completion activity by Noble.
Revenues from Midstream Services increased during the first nine months of 2017 as compared with the first nine months of 2016 due to the following:

•
an increase of $20.8 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the Wells Ranch IDP and East Pony IDP due to fresh water volumes required per well for higher intensity completions;

•
an increase of $14.3 million in water logistic services revenues, including revenue derived from water transfer, hauling, recycling, and disposal services, driven by an increased scope of services in the Wells Ranch IDP and East Pony IDP;

•
an increase of $10.0 million in crude oil and produced water gathering services revenues and fresh water delivery revenues due to the commencement of services in the Greeley Crescent IDP to an unaffiliated third party during 2017;

•
an increase of $6.1 million in natural gas gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP natural gas gathering systems resulting from expansion and gathering system growth;

•
an increase of $5.4 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP and East Pony IDP crude oil gathering systems resulting from expansion and gathering system growth;

•	an increase of $2.9 million in gathering revenues and fresh water delivery revenues driven by rate escalations;

•	an increase of $1.6 million in crude oil, natural gas, and produced water gathering services due to the commencement of services in the Delaware Basin during third quarter 2017;

•	an increase of $1.2 million in charges associated with dedicated crude oil and produced water gathering volumes that did not flow through our gathering facilities;
partially offset by:

•	a decrease of $4.8 million in fresh water delivery revenues related to the Mustang IDP due to the timing of well completion activity by Noble.

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

Costs and Expenses Trend Analysis
Costs and expenses were as follows:

(in thousands)	2017	2016	Increase from Prior Year
Three Months Ended September 30,
Direct Operating	$13,712	$7,426	85%
Depreciation and Amortization	3,562	2,290	56%
General and Administrative	3,087	2,587	19%
Total Operating Expenses	$20,361	$12,303	65%

Nine Months Ended September 30,
Direct Operating	$39,406	$19,999	97%
Depreciation and Amortization	8,483	6,652	28%
General and Administrative	9,281	7,411	25%
Total Operating Expenses	$57,170	$34,062	68%
Direct Operating Expenses Direct operating expenses increased during third quarter 2017 as compared with third quarter 2016 and during the first nine months of 2017 as compared with the first nine months of 2016 due to an increase in water delivery and logistics expense driven by increased fresh water volumes required per well for higher intensity completions and an expanded scope of services delivered for produced water.
Depreciation and Amortization Depreciation and amortization expense increased during third quarter 2017 as compared with third quarter 2016. The increase is primarily related to assets placed in service after third quarter 2016. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system, expansion of the Mustang fresh water system, construction of the Greeley Crescent gathering system, and construction of the Delaware Basin gathering system.
Depreciation and amortization expense increased during the first nine months of 2017 as compared with the first nine months of 2016. The increase is primarily related to assets placed in service after third quarter 2017. Assets placed in service were associated with the construction of the Greeley Crescent and Delaware Basin gathering systems.
General and Administrative Expense General and administrative expense increased during third quarter 2017 as compared with third quarter 2016 and during the first nine months of 2017 as compared with the first nine months of 2016. The increase is due primarily to increased third party general and administrative expenses such as legal and financial advisory fees.

Other (Income) Expense Trend Analysis

(in thousands)	2017	2016	Increase (Decrease) from Prior Year
Three Months Ended September 30,
Other (Income) Expense
Interest Expense	$1,493	$2,582	(42)%
Capitalized Interest	(899)	(120)	649%
Interest Expense, Net	594	2,462	(76)%
Investment Income	(1,633)	(1,070)	53%
Total Other (Income) Expense	$(1,039)	$1,392	(175)%

Nine Months Ended September 30,
Other (Income) Expense
Interest Expense	$2,471	$3,901	(37)%
Capitalized Interest	(1,510)	(794)	90%
Interest Expense, Net	961	3,107	(69)%
Investment Income	(4,339)	(3,509)	24%
Total Other (Income) Expense	$(3,378)	$(402)	740%
N/M Amount is not meaningful
Interest Expense, Net For periods prior to the IPO, interest expense represents allocations from Noble to our Predecessor. The allocations were based on the percentage that our Predecessor's capital expenditures comprised of Noble's total consolidated capital expenditures. For periods subsequent to the IPO, interest expense represents interest incurred in connection with our revolving credit facility. Our interest expense includes interest on outstanding balances and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity during the year.
Interest expense decreased during third quarter 2017 as compared with third quarter 2016 and during the first nine months of 2017 as compared with the first nine months of 2016. The decrease is due primarily to increased interest expense allocations from Noble during the 2016 periods partially offset by interest incurred in connection with our revolving credit facility during the 2017 periods.
Capitalized interest increased during third quarter 2017 as compared with third quarter 2016 and during the first nine months of 2017 as compared with the first nine months of 2016. The increase is due primarily to increased construction-in-progress activity during the 2017 periods as compared with the 2016 periods.
Investment Income Investment income increased during third quarter 2017 as compared with third quarter 2016 and during the first nine months of 2017 as compared with the first nine months of 2016. The increase is primarily due to earnings from our investment in the Advantage Joint Venture. Crude oil throughput volumes during the quarter averaged 36 MBbl/d. See Item 1. Financial Statements. Note 5. Investments.
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

Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of EBITDA and distributable cash flow from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income to EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2017	2016	2017	2016
Reconciliation from Net Income
Net Income and Comprehensive Income	$43,756	$22,367	$117,383	$50,311
Add:
Depreciation and Amortization	3,562	2,290	8,483	6,652
Interest Expense, Net of Amount Capitalized	594	2,462	961	3,107
Income Tax Provision	33	11,105	33	28,288
Unit-Based Compensation	248	—	581	—
EBITDA	48,193	$38,224	127,441	$88,358
Less:
EBITDA Prior to the IPO on September 20, 2016	—	33,646	—	83,780
EBITDA Subsequent to the IPO on September 20, 2016	48,193	4,578	127,441	4,578
EBITDA Attributable to Noncontrolling Interests	2,188	1,293	21,055	1,293
EBITDA Attributable to Noble Midstream Partners LP	46,005	3,285	106,386	3,285
Less:
Cash Interest Paid	1,351	—	2,119	—
Maintenance Capital Expenditures	3,952	205	9,004	205
Distributable Cash Flow of Noble Midstream Partners LP	$40,702	$3,080	$95,263	$3,080

Reconciliation of Net Cash Provided by Operating Activities to EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2017	2016	2017	2016
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$49,830	$33,564	$124,357	$80,573
Add:
Interest Expense, Net of Amount Capitalized	594	2,462	961	3,107
Changes in Operating Assets and Liabilities	(2,583)	11,617	1,557	4,810
Change in Income Tax Payable	33	(9,367)	33	—
Other Adjustments	319	(52)	533	(132)
EBITDA	48,193	$38,224	127,441	$88,358
Less:
EBITDA Prior to the IPO on September 20, 2016	—	33,646	—	83,780
EBITDA Subsequent to the IPO on September 20, 2016	48,193	4,578	127,441	4,578
EBITDA Attributable to Noncontrolling Interests	2,188	1,293	21,055	1,293
EBITDA Attributable to Noble Midstream Partners LP	46,005	3,285	106,386	3,285
Less:
Cash Interest Paid	1,351	—	2,119	—
Maintenance Capital Expenditures	3,952	205	9,004	205
Distributable Cash Flow of Noble Midstream Partners LP	$40,702	$3,080	$95,263	$3,080

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary sources of liquidity is cash flows generated from operations based on commercial agreements with Noble and an unaffiliated third party. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Noble or our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble's ownership in the subsidiary.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
During the first nine months of 2017, we utilized external financing sources to fund a portions of our construction activities, the Advantage acquisition, and the cash consideration for the Contributed Assets. Our external financing sources consisted of the Private Placement and borrowings under our revolving credit facility. See Item 1. Financial Statements – Note 1. Organization and Nature of Operations and See Item 1. Financial Statements – Note 6. Debt.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	September 30, 2017	December 31, 2016
Total Cash	$10,682	$57,421
Amount Available to be Borrowed Under Our Revolving Credit Facility (1)	150,000	350,000
Available Liquidity	$160,682	$407,421

(1)	See Item 1. Financial Statements – Note 6. Debt.
Cash Flows
Summary cash flow information was as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Total Cash Provided By (Used in)
Operating Activities	$124,357	$80,573
Investing Activities	(253,218)	(21,054)
Financing Activities	82,122	(38,662)
(Decrease) Increase in Cash and Cash Equivalents	$(46,739)	$20,857
Net cash provided by operating activities increased during the first nine months of 2017 as compared with the first nine months of 2016 primarily due to an increase of $67.1 million in net income driven by increased revenues resulting from higher throughput volumes.
Cash used in investing activities increased during the first nine months of 2017 as compared with the first nine months of 2016. Additions to property, plant and equipment were higher in 2017 primarily due to the construction of the Greeley Crescent gathering and fresh water delivery system as well as construction of the Delaware Basin gathering system. Additions to investments were also higher in 2017 due to our investment in the Advantage Joint Venture.
Cash provided by financing activities increased during the first nine months of 2017 as compared with the first nine months of 2016. Our primary financing activities during the first nine months of 2017 consisted of net borrowings on our revolving credit facility ($200 million), net proceeds from our Private Placement ($138.1 million), contributions from noncontrolling interest owners ($52.8 million), a distribution to Noble for the cash consideration paid for the Contributed Assets ($245 million), distributions to our unitholders ($42.9 million), and distributions to noncontrolling interest owners ($19.8 million). In comparison, our primary financing activities during the first nine months of 2016 consisted of proceeds from the IPO ($301.5 million), a distribution to Noble subsequent to the IPO ($296.8 million), and a cash distribution to our Parent ($42.5 million).

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Contractual Obligations
As of December 31, 2016, we had a purchase obligation of approximately $19.3 million. Our purchase obligation represented the short-term obligation to purchase pipe for use in our capital projects. During the nine months ended September 30, 2017, we have fulfilled that obligation.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Gathering System Expenditures	$239,054	$12,488
Fresh Water Delivery System Expenditures	14,721	616
Total Capital Expenditures	$253,775	$13,104

Additions to Investments	$68,504	$147
For the nine months ended September 30, 2017, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Delaware Basin and Mustang gathering systems, expansion of the Wells Ranch gathering system and construction of the connection from the Billy Miner I CGF in the Delaware Basin to the Advantage pipeline. Fresh water delivery system expenditures were primarily associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system.
For the nine months ended September 30, 2016, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Mustang and Delaware Basin gathering systems, as well as expansion of the Wells Ranch gathering system.
For the nine months ended September 30, 2017, additions to investments were related to our investment in the Advantage joint venture.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On October 26, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4665 per unit. The distribution will be paid on November 13, 2017, to unitholders of record on November 6, 2017. Also on November 13, 2017, a cash incentive distribution of $0.2 million will be made to Noble related to its IDRs, based upon the level of distribution paid per common and subordinated unit.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $13.5 million per quarter, or $53.9 million million per year, based on the number of common and subordinated units outstanding as of September 30, 2017.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We currently generate substantially all of our revenues pursuant to fee-based commercial agreements under which we are paid based on the volumes of crude oil, natural gas and produced water that we gather and handle and fresh water services we provide, rather than the underlying value of the commodity.
We have indirect exposure to commodity price risk in that persistent low commodity prices may cause our customers and other potential customers to delay drilling or shut in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If our customers delay drilling or completion activity, or temporarily shut in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our commercial agreements do not contain minimum volume commitments. Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon and water throughput volumes on our midstream systems, which depends on our customers’ level of drilling and completion activity on our dedicated acreage.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and NGL prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a variable interest rate. As of September 30, 2017, $200 million was outstanding under our revolving credit facility. A 1.0% increase in our revolving credit facility interest rate would have resulted in an estimated $0.7 million increase in interest expense for the nine months ended September 30, 2017. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. While we believe that we have chosen these assumptions or bases in good faith and that they are reasonable, you are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of our customers to meet their drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil and natural gas gathering and processing services;

•	our ability to successfully implement our business plan;

•	our ability to successfully integrate acquired assets or businesses;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our customers under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations; and

•	the effects of future litigation.

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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	October 31, 2017	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

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