Form 10-K
period 2017-12-31
Noble Midstream Partners LP
filed 2018-02-20
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No
The aggregate market value of the registrant's Common Units held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter was approximately $813 million.
The registrant had 23,758,442 Common Units and 15,902,584 Subordinated Units outstanding as of February 15, 2018.
DOCUMENTS INCORPORATED BY REFERENCE: None

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K (Form 10-K or Annual Report) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include the words “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule”, “strategy” and other similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs.
Forward-looking statements are not guarantees of future performance and are based on certain assumptions and bases, and subject to certain risks, uncertainties and other factors, many of which are beyond the Partnership’s control and difficult to predict, and not all of which can be disclosed in advance. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of our customers to meet their drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third party operators, gatherers, processors and transporters;

•	the demand for crude oil and natural gas gathering and processing services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our customers under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation;

•	interruption of the Partnership’s operations due to social, civil or political events or unrest;

•	terrorist attacks or cyber threats;

•	any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close; and

•	certain factors discussed elsewhere in this Form 10-K.
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
Unless otherwise stated or the context otherwise indicates, references in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to September 20, 2016, refer to Noble’s Contributed Businesses (as defined herein), our Predecessor for accounting purposes. All references to “Noble Midstream Partners,” “NBLX,” “the Partnership,” “us,” “our,” “we” or similar expressions, when referring to periods after September 20, 2016, refer to Noble Midstream Partners LP, including its consolidated subsidiaries. References to “Noble” may refer to Noble Energy Inc. and/or its subsidiaries, depending on the context. Our future results of operations may not be comparable to our Predecessor’s historical results of operations. For a summary of commonly used industry terms and abbreviations used in this report, see the Glossary.

PART I

Items 1. and 2. Business and Properties
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts. Our current areas of focus are in the Denver-Julesburg Basin in Colorado (DJ Basin) and the Southern Delaware Basin position of the Permian Basin (Delaware Basin) in Texas. The locations of our current areas of focus are shown in the map below:
We are Noble’s primary vehicle for midstream operations in the onshore United States. We have acreage dedications spanning approximately 300,000 acres in the DJ Basin (with over 235,000 dedicated acres from Noble and the remaining dedicated acres from a third party) and approximately 111,000 acres in the Delaware Basin from Noble.
In addition to our existing operations and acreage dedications, Noble has granted us rights of first refusal (ROFRs) on a combination of midstream assets retained, developed or acquired by Noble and services not already dedicated to us in the DJ Basin, Eagle Ford Shale and Delaware Basin, which includes approximately 85,000 additional acres in the DJ Basin, approximately 31,000 acres in the Eagle Ford Shale and approximately 111,000 acres in the Delaware Basin. Noble has also granted us a ROFR on certain onshore United States acreage that may be acquired in the future.
We believe we are well positioned to (i) develop our infrastructure in a manner and on a timeline that will allow us to handle increasing volumes that we anticipate will result from our customer’s drilling programs on our dedicated properties and (ii) attract new customers in the DJ Basin, Delaware Basin and future areas of operation as we continue to expand our existing, build out new, or acquire, midstream systems and facilities.
The commercial agreements that we have in place are all fee-based and include dedications of production in the DJ Basin and the Delaware Basin, each with an initial term of 15 years. These long-term, fee-based commercial agreements are intended to mitigate direct commodity price exposure and enhance the stability of our cash flows.
Our business activities are conducted through three operating segments: Gathering Systems (crude oil, natural gas and produced water gathering as well as crude oil treating), Fresh Water Delivery, and Investments and Other.

Initial Public Offering
On September 20, 2016, we completed our initial public offering (the IPO) of 14,375,000 common units representing limited partner interests in the Partnership (the Common Units), which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per Common Unit ($21.20625 per common unit, net of underwriting discounts). In connection with the IPO, Noble contributed to us (i) ownership interests in certain development companies (DevCos) which serve specific areas and integrated development plan (IDP) areas and (ii) a 3.33% ownership interest (the White Cliffs Interest) in White Cliffs Pipeline L.L.C. (White Cliffs). The ownership interests in the DevCos, together with the White Cliffs Interest, are referred to collectively as the Contributed Businesses.
2017 Developments
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
Dedication and ROFR Update
On April 24, 2017, Noble completed the acquisition of Clayton Williams Energy, Inc. Upon closing of the acquisition, approximately 64,000 net acres in the Delaware Basin were dedicated to us for infield crude oil, natural gas, and produced water gathering. We have a ROFR to provide services for the remaining acreage acquired by Noble. Additionally, an infield natural gas gathering dedication was added to the existing crude oil and produced water gathering dedication on substantially all of Noble’s legacy 47,000 Delaware Basin net acres. Both acreage dedications are held by the Blanco River DevCo LP. In conjunction with the new dedications, we waived our ROFR for natural gas processing on approximately 80,000 net acres in the Delaware Basin, of which approximately 35,000 net acres were dedicated to a third party through 2021.
Contribution Agreement
On June 20, 2017, the Partnership entered into a Contribution Agreement (the Contribution Agreement) by and among the Partnership, Noble Midstream GP LLC, our general partner, Noble Midstream Services, LLC (Midstream Services), NBL Midstream, LLC (NBL Midstream), a subsidiary of Noble, and Blanco River DevCo GP LLC (Blanco River DevCo GP). Pursuant to the terms of the Contribution Agreement, the Partnership agreed to acquire from NBL Midstream (i) the remaining 20% limited partner interest in Colorado River DevCo LP and (ii) an additional 15% limited partner interest in Blanco River DevCo LP (collectively, the Contributed Assets). In consideration for the Contributed Assets, the Partnership agreed to pay NBL Midstream $270 million, consisting of (i) $245 million in cash and (ii) 562,430 Common Units issued to NBL Midstream at an issue price of $44.45 per Common Unit, the closing price of our Common Units on the New York Stock Exchange (the NYSE) on June 20, 2017 (the Transaction). The Transaction closed on June 26, 2017. The Partnership funded the cash consideration with a combination of borrowings under our revolving credit facility, proceeds from the Private Placement (as defined below), and cash on hand.
Private Placement
On June 20, 2017, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors, pursuant to which the Partnership agreed to sell 3,525,000 Common Units in a private placement for gross proceeds of approximately $142.6 million (the Private Placement). Net proceeds totaled approximately $138.0 million, after deducting offering expenses of approximately $4.6 million. The Private Placement closed on June 26, 2017.
Black Diamond Gathering LLC
On December 12, 2017, Black Diamond Gathering LLC (Black Diamond), an entity formed by Black Diamond Gathering Holdings LLC (the Noble Member), a wholly-owned subsidiary of the Partnership, and Greenfield Midstream, LLC, an EnCap Flatrock Midstream portfolio company (the Greenfield Member), entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with Saddle Butte Pipeline II, LLC (Seller), pursuant to which Black Diamond agreed to acquire all of the issued and outstanding limited liability company interests (the Acquisition) in Saddle Butte Rockies Midstream, LLC and certain affiliates (collectively, Saddle Butte). We will serve as the operator of the Saddle Butte system which includes a large-scale integrated gathering system located in the core of the DJ Basin with approximately 160 miles of pipeline in operation and delivery capacity of approximately 300 MBbl/d. Saddle Butte has approximately 141,000 dedicated acres from six customers under fixed fee arrangements.
On January 31, 2018, Black Diamond closed the Acquisition for approximately $638.5 million, which included certain pre-closing adjustments made in proportion to each party’s respective equity ownership interest, and which are subject to customary final adjustments following closing. In accordance with the Black Diamond Gathering LLC Agreement, Noble Member received a 54.4% equity ownership interest in Black Diamond. The Partnership funded its share of the purchase price (approximately $319.9 million) through a combination of cash on hand, proceeds from the Unit Offering (defined below) and borrowings under its revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 14. Subsequent Events.
Unit Offering
On December 12, 2017, the Partnership entered into an Underwriting Agreement providing for the offer and sale of 3,680,000 Common Units (including 480,000 Common Units issued pursuant to the underwriters’ option to purchase additional Common Units, at a price of $47.50 per Common Unit) (the Unit Offering).  Net proceeds totaled approximately $174.1 million, after deducting offering expenses of approximately $0.7 million. The Unit Offering closed on December 15, 2017. Proceeds from the Unit Offering were used to repay outstanding borrowings under our revolving credit facility and fund our share of the purchase price for the Acquisition.

Organizational Structure
DevCo Ownership Interests
Our DevCo structure provides multiple avenues for organic and drop down growth. The following table provides a summary of our assets, services and dedicated net acreage, along with our ownership of these assets, as of December 31, 2017:

DevCo	NBLX Ownership	Areas Served	NBLX Dedicated Service	Current Status of Asset	Dedicated Net Acreage
Colorado River DevCo LP	100%	Wells Ranch IDP (DJ Basin) East Pony (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Operational Operational Operational	78,000 44,000 N/A(1)
San Juan River DevCo LP	25%	East Pony IDP (DJ Basin)	Water Services	Operational	44,000
Green River DevCo LP	25%	Mustang IDP (DJ Basin)(2)	Crude Oil Gathering Natural Gas Gathering Water Services	Planning Planning Partially Operational	75,000
Laramie River DevCo LP	100%	Greeley Crescent IDP (DJ Basin)(3)	Crude Oil Gathering Water Services	Operational	65,000(3) (4)
Blanco River DevCo LP	40%	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	111,000(5)
Gunnison River DevCo LP	5%	Bronco IDP (DJ Basin)(6)	Crude Oil Gathering Water Services	Future Development	36,000(4)
Trinity River DevCo LLC(7)	100%	Delaware Basin	Gas Compression Crude Oil Transmission(7)	Operational	111,000(5)

(1)
The fee for crude oil treating services is not acreage based. We receive a monthly fee for each Noble-operated well producing in paying quantities in the DJ Basin that is not connected to our crude oil gathering systems during each month, which was 2,224 wells as of December 31, 2017.

(2)
We currently have limited midstream infrastructure assets in the Mustang IDP area of the DJ Basin (Mustang IDP). Our assets in the Mustang IDP currently consists primarily of dedications to us from Noble for future production. In the Mustang IDP, we own one fresh water storage pond with a storage capacity of approximately 230,000 Bbls of water, rights-of-way and surface rights on which we are constructing additional components of the fresh water system and on which we plan to construct crude oil, natural gas and water infrastructure in order to provide services under our dedications. We anticipate the first centralized facility servicing the Mustang IDP and related gathering infrastructure to be in service by the end of first quarter 2018.

(3)
Our assets in the Greeley Crescent IDP area of the DJ Basin (Greeley Crescent IDP) currently consist of dedications to us from Noble and an unaffiliated third party. During 2017, Noble closed the sale of approximately 33,100 net acres in the Greeley Crescent IDP to such third party. All of the acreage in the Greeley Crescent IDP remains subject to the dedications in favor of us for crude oil gathering, produced water services and fresh water services.

(4)
During 2017, Noble entered into an agreement to sell approximately 30,200 net acres across the Greeley Crescent IDP and the Bronco IDP area of the DJ Basin (Bronco IDP) to an unaffiliated third party. The first closing in respect of such sale, pursuant to which the acreage and non-operated production was conveyed from Noble, occurred in 2017. A second closing for operated producing properties is expected to occur in mid-2018. All of the acreage remains subject to the dedications in favor of us for crude oil gathering, produced water services and fresh water services.

(5)
Upon closing of the Clayton Williams Energy, Inc. acquisition by Noble, approximately 64,000 net acres in the Delaware Basin were dedicated to us for infield crude oil, natural gas, and produced water gathering. Additionally, an infield natural gas gathering dedication was added to the existing crude oil and produced water gathering dedication on substantially all of Noble’s legacy 47,000 Delaware Basin net acres.

(6)	We currently have no midstream infrastructure assets in the Bronco IDP. Our assets in the Bronco IDP currently consist primarily of dedications to us from Noble for future production in this IDP area.

(7)	Trinity River DevCo LLC owns a 50% ownership interest in the Advantage Joint Venture. Crude oil produced from Noble’s legacy 47,000 Delaware Basin net acres is dedicated to the Advantage system.

Investments
We own a 3.33% ownership interest in White Cliffs. The White Cliffs pipeline system (the White Cliffs Pipeline) consists of two 527-mile crude oil pipelines that extend from the DJ Basin to Cushing, Oklahoma, with a capacity of approximately 215,000 Bbl/d.
We own a 50% ownership interest in the Advantage Joint Venture. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with a capacity of 150,000 Bbl/d and 490,000 barrels of storage capacity.
Rights of First Refusal (ROFR)
Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets and ROFR services granted to us by Noble as well as the net acreage covered by our ROFR, to the extent known as of December 31, 2017, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
East Pony (Northern Colorado)	Natural Gas Processing Natural Gas Gathering	Operational	44,000
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	31,000
DJ Basin (other than dedicated above)	To the extent not already covered in dedication in the prior chart: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	85,000
Delaware Basin	Water Services	In Progress	111,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
Rights of First Offer (ROFO)
Noble has granted us a ROFO with respect to its retained interests in the DevCos through which we conduct our midstream services. Pursuant to our ROFO, before Noble can offer any of its retained interests in the DevCos to any third party, Noble must allow us to make an offer to purchase these interests. We believe that the ROFO on Noble’s retained interests in our DevCos will provide us an opportunity to develop organic growth with potentially lower development capital costs. We are under no obligation to purchase any of Noble’s retained interests in the DevCos, and Noble is only under an obligation to permit us to make an offer on these interests to the extent that Noble elects to sell these midstream assets to a third party.

Organizational Structure
The following diagram depicts our organizational structure as of December 31, 2017. DevCos identified in red and blue indicate the location of the assets in the DJ Basin or Delaware Basin, respectively.

Noble Energy
NYSE: NBL
100%
45.5% Limited Partner Interest
Noble Midstream GP LLC
Non-Economic General Partner Interest
ROFR Assets:
• East Pony Gas Gathering
• East Pony Gas Processing
• Eagle Ford Shale Midstream
• Additional DJ Acreage
• Additional Delaware Basin Services
Noble Midstream Partners LP
NYSE: NBLX
Public Unitholders (LP)
54.5% Limited Partner Interest
100%
3.33% Non-Operating Membership Interest
Noble Midstream Services, LLC
White Cliffs Pipeline L.L.C.
Controlling Interest
100%
25%
40%
25%
5%
100%
100%
Colorado River
San Juan River
Blanco River
Green River
Gunnison River
Laramie River
Trinity River
54.4%
50%
Non-Controlling Interest
75%
60%
75%
95%
Black Diamond
Advantage Joint Venture

Our Relationship with Noble
One of our principal strengths is our relationship with Noble. Given Noble’s significant ownership interest in us and its intent to use us as its primary domestic midstream service provider in areas that have not previously been dedicated to other ventures, we believe that Noble will be incentivized to promote and support the successful execution of our business strategies; however, we can provide no assurances that we will benefit from our relationship with Noble. While our relationship with Noble is a significant strength, it is also a source of potential risks and conflicts. Noble accounts for a substantial portion of our revenues. It is the only customer that accounts for more than 10% of our revenues and the loss of Noble as a customer would have a material adverse effect on us. See Item 1A. Risk Factors.
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

•
Attracting additional third party business. We believe that our portfolio of assets and our execution and operational capabilities will position us favorably to compete for additional third party production.

•
Focusing on long-term, fixed-fee arrangements to mitigate direct commodity price exposure and enhance the stability of our cash flows. We pursue additional long-term commitments from customers, which may include acreage dedications, throughput-based charges, or reservation-based charges. None of our existing commercial agreements contain minimum volume commitments.

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

•
Long-term, fixed-fee contracts to support cash flows. We believe that Noble’s horizontal drilling activity and potential new third party customers will drive the stable growth of our midstream operations. Our contract structure mitigates our direct exposure to commodity price risk and will likely contribute to long-term cash flow stability.

•
Financial flexibility and strong capital structure. We believe that our available borrowing capacity and our ability to access debt and equity capital markets provide us with the financial flexibility necessary to execute our business and growth strategies.

•
Experienced management and operating teams. Our executive management team has combined experience of approximately 60 years in designing, acquiring, building, operating, financing and otherwise managing large-scale midstream and other energy assets. In addition, through our omnibus agreement and operational services and secondment agreement with Noble, we employ engineering, construction and operations teams that have significant experience in designing, constructing and operating large scale midstream and other energy assets.

Areas of Operation
The following diagram illustrates our areas of operations as of December 31, 2017:

WELD COUNTY
EAST
PONY
GREELEY
CRESCENT
WELLS
RANCH
BRONCO
MUSTANG
WHITE
CLIFFS
CO

WARD COUNTY
REEVES COUNTY
ADVANTAGE
PIPELINE
NM
OK
TX
Central Gathering Facility
Oil Treating Facility
NBLX Pipeline
Advantage Pipeline
White Cliffs
Integrated Development Plan Areas
Third Party Dedicated Acreage
NBL Dedicated Acreage
NBL ROFR Acreage

Reportable Segments
We manage our operations by the nature of the services we offer. Our reportable segments comprise the structure used to make key operating decisions and assess performance. We are organized into the following reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering as well as crude oil treating), Fresh Water Delivery, and Investments and Other. We often refer to services of our Gathering Systems and Fresh Water Delivery segments collectively as our midstream services. The Investments and Other segment includes our investments in the Advantage Joint Venture and White Cliffs Interest as well as all general Partnership activity not attributable to our DevCos. See Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.
Gathering Systems
Crude Oil Gathering
Our crude oil gathering systems in the DJ Basin include approximately 142 miles of pipeline, 66 miles of which service the Wells Ranch IDP area of the DJ Basin (the Wells Ranch IDP). Our crude oil gathering assets also include 96,000 Bbls of storage capacity at the Wells Ranch Central Gathering Facility (CGF) where we are able to recover gas vapors from the crude oil and deliver this natural gas to Noble for delivery to downstream third parties. The 66 miles of pipeline in the Wells Ranch IDP area are shared crude oil and produced water gathering pipelines.
To service the East Pony IDP area of the DJ Basin (the East Pony IDP), we gather crude oil meeting pipeline specifications and deliver it through approximately 34 miles of pipeline directly into the northern extension of the Wattenberg Oil Trunkline and the Northeast Colorado Lateral of the Pony Express Pipeline. Crude oil gathering of production from the East Pony IDP area is subject to Federal Energy Regulatory Commission (FERC) jurisdiction. See Regulation of Operations. We began gathering crude oil in our system in March 2015.
To service the Greeley Crescent IDP, we gather crude oil meeting pipeline specifications for an unaffiliated third party. We deliver the gathered crude oil through approximately 42 miles of pipeline directly into the Grand Mesa pipeline and White Cliffs Pipeline. We began gathering crude oil in the Greeley Crescent IDP area in the third quarter of 2017.
Our crude oil gathering systems in the Delaware Basin include approximately 59 miles of pipeline. We gather off-spec crude oil from well pad facilities, which is delivered to various CGFs. The CGFs will stabilize the crude to be sent downstream to pipelines leaving the Delaware Basin. We began gathering crude oil in the Delaware Basin during the third quarter of 2017.
The table below sets forth our crude oil gathering capacity and operations as of and for the dates indicated.

	Throughput Capacity (Bbl/d)		Average Daily Throughput (Bbl/d)		Number of Horizontal Wells
	As of December 31,		Year Ended December 31,		As of December 31,
	2017	2016	2017	2016	2017	2016
Wells Ranch IDP	50,000	45,000	33,703	26,802	407	356
East Pony IDP	85,000	85,000	22,828	18,434	249	200
Greeley Crescent IDP	60,000	—	5,333	—	60	—
Delaware Basin	30,000	—	3,791	—	19	—

(1)	Each of our CGFs in the Delaware Basin, Billy Miner I and Jesse James, have a throughput capacity of 15,000 Bbl/d.

Crude Oil Treating
We also operate two crude oil treating facilities, the Platteville and the Briggsdale facilities. These facilities service each of the IDP areas and additional wells outside of these areas. The permits under which we operate the Platteville and Briggsdale facilities permit approximately 1,825,000 Bbls and 2,740,000 Bbls, respectively, of crude oil to be treated during each year. Crude oil is delivered to the facilities by truck. If treatment is required, the crude oil is directed to, and received by, the treating facility to process the crude oil to meet pipeline specification. For access to and the services provided at the crude oil treating facilities, Noble pays monthly fees based on the number of producing vertical and horizontal wells located in the DJ Basin that are not connected to our gathering system, whether such wells fall within or outside of an IDP area.
The below sets forth the number of producing vertical and horizontal wells in the DJ Basin that are not connected to our gathering system and are subject to a monthly fee as of the dates indicated.

	Number of Wells Subject to Monthly Fee
	As of December 31, 2017	As of December 31, 2016
Producing Vertical Wells	1,753	3,016
Producing Horizontal Wells	471	515
Natural Gas Gathering
Our natural gas infrastructure assets in the DJ Basin consist of the Wells Ranch CGF and an approximately 58-mile natural gas pipeline system servicing production from the Wells Ranch IDP. The natural gas gathering system that services the production from the Wells Ranch IDP collects gas from separator facilities located at or near the wellhead and delivers the gas to the Wells Ranch CGF or other delivery points within the Wells Ranch IDP. At the tailgate of our natural gas gathering facilities or the Wells Ranch CGF or other delivery points, as applicable, we deliver the natural gas for further processing by third parties.
Our natural gas infrastructure assets in the Delaware Basin consist of the Billy Miner I and Jesse James CGFs as well as an approximately 59-mile natural gas pipeline system servicing production from the Delaware Basin. The natural gas gathering system that services the production from the Delaware Basin collects gas from the wellhead off of a high pressure separator and sends it to various CGFs. The CGFs dehydrate the gas, compress it, and send it downstream for processing.
The table below sets forth our natural gas gathering capacity and operations as of and for the dates indicated.

	Throughput Capacity (Mcf/d)		Average Daily Throughput (MMBtu/d)		Number of Horizontal Wells
	As of December 31,		Year Ended December 31,		As of December 31,
	2017	2016	2017	2016	2017	2016
Wells Ranch IDP	150,000	150,000	172,284	132,147	426	375
Delaware Basin (1)	60,000	—	8,634	—	19	—

(1)	Each of our CGFs in the Delaware Basin, Billy Miner I and Jesse James, have a throughput capacity of 30,000 Mcf/d.
Our Wells Ranch CGF provides condensate separation and flash gas recovery. Condensate recovered from the natural gas that is gathered to the Wells Ranch CGF is stored on location and gas that is flashed from the crude oil is recovered, compressed and redelivered to downstream third parties with the gathered natural gas volumes.
Produced Water Gathering
Our produced water gathering system in the Wells Ranch IDP gathers and processes liquids produced from operations and consists of a combination of separation and storage facilities, and permanent pipelines, as well as pumps to transport produced water to disposal facilities. We operate an approximately 66-mile gathering pipeline system (which is a shared crude oil and produced water gathering pipeline) servicing the Wells Ranch IDP. Crude oil and produced water are separated and measured at facilities at or near the wellhead and recombined and delivered into our gathering system. At the Wells Ranch CGF, the incoming crude oil and produced water liquid stream is separated, stored, and treated before the crude oil is delivered to a third party pipeline. The Wells Ranch CGF has the capacity to store up to 32,000 Bbls of produced water while awaiting delivery to a disposal facility.
Our produced water gathering system in the Greeley Crescent IDP gathers liquids produced from operations and consists of a combination of pumps and permanent pipelines to transport produced water to disposal facilities. We operate an approximately 20-mile gathering pipeline system servicing the Greeley Crescent IDP.

Our produced water gathering system in the Delaware Basin gathers and processes liquids produced from operations and consists of stabilization facilities, and permanent pipelines, as well as pumps to transport produced water to disposal facilities. We operate an approximately 67-mile gathering pipeline system servicing the Delaware Basin. At our CGFs, the incoming produced water is skimmed and pumped downstream to the disposal wells. Our CGFs have the capacity to process up to 30,000 Bbls of produced water and transport it to a disposal facility.
We enter into and manage contracts with third party providers of any produced water services that we do not perform ourselves.
The table below sets forth our produced water capacity and operations as of and for the dates indicated.

	Throughput Capacity (Bbl/d)		Average Daily Throughput (Bbl/d)		Number of Horizontal Wells
	As of December 31,		Year Ended December 31,		As of December 31,
	2017	2016	2017	2016	2017	2016
Wells Ranch IDP	30,000	15,000	14,097	10,592	407	5,661
Greeley Crescent IDP	20,000	—	2,338	—	60	—
Delaware Basin (1)	60,000	—	7,996	—	19	—

(1)	Each of our CGFs in the Delaware Basin, Billy Miner I and Jesse James, have a throughput capacity of 30,000 Bbl/d.
Fresh Water Delivery
Our fresh water systems provide services for both treated produced water and raw fresh water that has been withdrawn from a river or ground water, for example. Our fresh water services include distribution and storage services that are integral to Noble’s drilling and completion operations.
Our fresh water systems in the DJ Basin contain an approximately 55-mile fresh water distribution system made up of permanent buried pipelines, 9 miles of which service the East Pony IDP, 22 miles of which service the Wells Ranch IDP, 12 miles which service the Mustang IDP, and 12 miles of which serve the Greeley Crescent IDP. In addition, our fresh water systems include fresh water storage facilities in the Wells Ranch IDP, East Pony IDP and Mustang IDP, as well as temporary pipelines and pumping stations to transport fresh water throughout the pipeline networks. These systems are designed to deliver water on demand to hydraulic fracturing operations and reduce the costs of transporting water long distances by reducing or eliminating most trucking costs. The fresh water systems provide storage capacity that segregates raw fresh water from produced water that has been treated.
We do not own or hold title to the water nor do we own or operate fresh water sources, but instead our services are focused on the storage and distribution of the fresh water delivered to us by our customers.
The table below sets forth our fresh water delivery services capacity and operations as of and for the dates indicated.

	Distribution Capacity (Bpm)		Average Daily Throughput (Bbl/d)		Storage Capacity (Bbls)
	As of December 31,		Year Ended December 31,		As of December 31,
	2017	2016	2017	2016	2017	2016
Wells Ranch IDP	160	160	83,856	64,306	500,000	500,000
East Pony IDP	160	160	34,676	22,423	550,000	550,000
Mustang IDP (1)	160	160	—	7,498	1,180,000	230,000
Greeley Crescent IDP	160	—	37,458	—	—	—

(1)
Consists of a system delivering fresh water from Noble-owned water wells to storage ponds. A volumetric fee for the fresh water distributed from this pond is charged as the water is distributed from the pond by truck or third party temporary pipeline. During 2017, no fresh water was delivered due to the timing of well completion activity by Noble.

Investments and Other
Our Investments and Other segment includes our investments in the Advantage Joint Venture and White Cliffs Interest as well as all general Partnership activity not attributable to our DevCos.
We own a 3.33% ownership interest in White Cliffs. The White Cliffs Pipeline consists of two 527-mile crude oil pipelines that extend from the DJ Basin to Cushing, Oklahoma, with a capacity of approximately 215,000 Bbl/d.

We own a 50% ownership interest in the Advantage Joint Venture. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with a capacity of 150 MBbl/d and 490,000 barrels of storage capacity. Crude oil throughput volumes during 2017 averaged 44 MBbl/d.

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
We are also subject to the Natural Gas Pipeline Safety Act of 1968, or NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities while the Pipeline Safety Improvement Act of 2002 establishes mandatory inspections for all United States crude oil and natural gas transportation pipelines and some gathering pipelines in high-consequence areas within ten years. DOT, through the Pipeline and Hazardous Materials Safety Administration, or PHMSA, has developed regulations implementing the Pipeline Safety Improvement Act of 2002 that requires pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property.
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
In addition, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain natural gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond ‘‘high consequence areas’’ to cover gas pipelines found in newly defined ‘‘moderate consequence areas’’ that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures, or MAOP. Other new requirements proposed by PHMSA under rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on natural gas gathering lines. Issuance of the final rule remains pending. More recently, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule would also impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, PHMSA has delayed publication of the January 2017 rule in the federal register and, as a result, the rule has not yet become effective. Extending the integrity management requirements to our gathering pipelines would impose additional obligations on us and could add material cost to our operations. In addition, any material penalties or fines issued to us under these or other statutes, rules, regulations or orders could have an adverse impact on our business, financial condition, results of operation and cash flows.
States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing intrastate pipeline regulations at least as stringent as the federal standards. The Colorado Public Utilities Commission is the agency vested with intrastate natural gas pipeline regulatory and enforcement authority in Colorado. The Colorado Public

Utilities Commission’s regulations adopt by reference the minimum federal safety standards for the transportation of natural gas. We do not anticipate any significant problems in complying with applicable federal and state laws and regulations in Colorado. Our natural gas transmission and regulated gathering pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.
In addition, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. Moreover, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA process safety management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds, or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt from these standards. Also, the Department of Homeland Security and other agencies such as the EPA continue to develop regulations concerning the security of industrial facilities, including crude oil and natural gas facilities. We are subject to a number of requirements and must prepare federal response plans to comply. We must also prepare risk management plans under the regulations promulgated by the EPA to implement the requirements under the Clean Air Act, or CAA, to prevent the accidental release of extremely hazardous substances. The EPA finalized revisions to its Risk Management Program, or RMP, rules in January 2017. The final rules include requirements to: (i) complete third-party audits of an RMP program following an accident; (ii) consider inherently safer technology during process hazard assessments; (iii) conduct root cause analysis assessing how management failures lead to the incident; (iv) take corrective actions for the root cause identified; and (v) impose broad information-sharing requirements with emergency planners and the public and require joint emergency response exercises with local responders. In June 2017, the EPA issued a stay of the revised RMP requirements until 2019, which was immediately challenged by environmental groups. A final decision remains pending. However, pursuant to the January 2017 rulemaking, many of the revised requirements do not come become effective until 2021. We have an internal program of inspection designed to monitor and enforce compliance with safeguard and security requirements.
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
The Energy Policy Act of 2005, or EPAct 2005, amended the NGA to add an anti-market manipulation provision. Pursuant to the FERC’s rules promulgated under EPAct 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to FERC jurisdiction: (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 provided the FERC with substantial enforcement authority, including the power to assess civil penalties of up to $1,238,271 per day per violation, to order disgorgement of profits and to recommend criminal penalties. Failure to comply with the NGA, EPAct 2005 and the other federal laws and regulations governing our business can result in the imposition of administrative, civil and criminal remedies.
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
Crude Oil Pipeline Regulation
Pipelines that transport crude oil in interstate commerce are subject to regulation by the FERC pursuant to the Interstate Commerce Act, or ICA, the Energy Policy Act of 1992, and related rules and orders. The ICA requires, among other things, that tariff rates for common carrier crude oil pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. The ICA permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint. The rates charged for crude oil pipeline services are generally increased annually based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index, or PPI. A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s operating costs. During the five-year period commencing July 1, 2011 and ending June 30, 2016, pipelines have been permitted by the FERC to adjust these indexed rate ceilings annually by the PPI plus 2.65%. On December 17, 2015, the FERC issued an order establishing a new index level of PPI plus 1.23% for the five-year period commencing July 1, 2016. As an alternative to this indexing methodology, pipelines may also choose to support changes in their rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.
Currently, the crude oil gathering system servicing the East Pony IDP transports crude oil in interstate commerce. In addition, the Saddle Butte crude oil gathering system transports crude oil in interstate commerce. We have been granted a temporary waiver of the tariff and reporting requirements for both of these crude oil gathering systems. Therefore, currently the FERC’s regulation of these two crude oil gathering systems is limited to requiring us to maintain our books and records consistent with the FERC’s recordkeeping requirements. The classification and regulation of these crude oil gathering pipelines are subject to change based on changed circumstances on the pipeline or on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. If it is determined that some or all of our crude oil gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, such systems could be subject to cost-of-service rates and common carrier requirements that could adversely affect the results of our operations on and revenues associated with those systems.
In addition to the crude oil gathering system servicing the East Pony IDP and the Saddle Butte system, we own interests in other crude oil gathering pipelines that do not provide interstate services and are not subject to regulation by the FERC. However, the distinction between FERC-regulated interstate pipeline transportation, on the one hand, and intrastate pipeline transportation, on the other hand, is a fact-based determination. The classification and regulation of these crude oil gathering pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which the our crude oil gathering pipelines are located. We cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our gathering pipeline systems and the services we provide on those systems are within the FERC’s jurisdiction. If it was determined that some or all of our gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, the imposition of possible cost-of-service rates and common carrier requirements on those systems could adversely affect the results of our operations on and revenue associated with those systems.
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
In 2014, by executive order, Colorado Governor Hickenlooper created a 21-member Oil and Gas Task Force (the Task Force) made up of representatives of local governments, civic entities, environmental organizations and industry for the purpose of making recommendations regarding oil and gas development in communities. After 18 months the Task Force, which included a representative from Noble, concluded its activities on February 27, 2015. Nine recommendations were sent to the governor, seven of which were unanimously supported by members of the Task Force. All nine recommendations have been adopted by legislation or regulation. The COGCC completed work on new rules which govern the siting of large oil and gas operations in urban areas and require greater coordination of drilling operations with local governments. These new rules took effect in March 2016 and there is strong public support for them to be implemented.
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
The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. When possible, we attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to manage the costs of such compliance.
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
Climate Change and Air Quality Standards
Our operations are subject to the CAA and comparable state and local requirements. The CAA contains provisions that may result in the imposition of certain pollution control requirements with respect to air emissions from our operations. We may be required to incur certain capital expenditures for air pollution control equipment in connection with maintaining or obtaining pre-construction and operating permits and approvals addressing other air emission-related issues.
For example, in February 2014, Colorado’s Air Quality Control Commission approved comprehensive changes to Regulation 7 that governs emissions from crude oil and natural gas activities, including the nation’s first-ever regulations designed to detect and reduce methane emissions. The EPA has also acted to add requirements that control methane emissions from crude oil and natural gas activities. In June 2016, the EPA finalized these new regulations by setting methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. These rules generally include requirements for pneumatic devices and storage tanks to minimize leaks, as well as requirements for a leak detection and repair program. However, in June 2017, the EPA published a proposed rule to stay certain portions of these 2016 standards for two years and reconsider the entirety of the 2016 standards but has not yet published a final rule and, as a result, the 2016 standards are currently in effect but future implementation of the 2016 standards is uncertain at this time. To the extent implemented, these regulations could result in increased costs for our operations and for the operations of Noble. Separately, the EPA finalized rules in June 2016 that resolved how oil and gas production facility emissions must be aggregated under the CAA permitting program. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs.
Moreover, on June 2, 2015, the U.S. District Court of Colorado entered as a final judgment (the “Consent Decree”) between the United States, the State of Colorado and Noble to improve air emission control systems at a number of its condensate storage tanks, and certain of these storage tank systems were transferred to the Partnership after the Consent Decree became effective and remain subject to such Consent Decree. The Consent Decree requires, in accordance with a schedule (i) the performance of injunctive relief that will, among other things, evaluate, monitor, verify, and report on the adequate design, operation, and maintenance of certain aspects of tank systems to handle potential peak instantaneous vapor flow rates and (ii) the completion of certain environmental mitigation actions and supplemental environmental projects that may impact certain tank systems and payment of civil penalties.
Also, in October 2015, the EPA issued final regulations that lower the NAAQS for ozone from 75 parts per billion, or ppb, for both the 8-hour primary and secondary standards, to 70 ppb. The EPA was required to designate attainment and nonattainment areas by October 2017, but missed the deadline. The EPA published a final rule in November 2017 that issued “attainment/unclassifiable” or “unclassifiable” area designations pursuant to the 2015 rule but, to date, no non-attainment area designations have been issued by the agency. States with moderate or higher nonattainment areas must submit a state implementation plan, or “SIP”, by October 2021. While the more stringent ozone NAAQS is not directly applicable to our operations, it may require Colorado to further reconsider its current SIP development and enact additional regulations or require additional permitting requirements. These requirements could go beyond those currently contemplated by the State to further reduce the ozone precursor emissions of volatile organic compounds and nitrogen oxides from certain emissions sources. In turn these potential requirements could apply to our operations and result in increased permitting and compliance costs.
Colorado Air Compliance Order on Consent
In December 2015, Noble received a proposed Compliance Order on Consent, or COC, from the Colorado Department of Public Health and Environment’s Air Pollution Control Division, or APCD, to resolve allegations of noncompliance associated with certain engines subject to various General Permit 02 conditions and/or individual permit conditions as well as certain emission control devices subject to various individual permit conditions that applied to assets currently owned and operated by both Noble and Midstream Services. In May 2016, prior to the IPO of our Common Units, at a time when Noble owned all of the interests in us and our subsidiaries, including Operating, Noble reached a final resolution with APCD on behalf of itself and Midstream Services and Colorado River DevCo LP, which requires completion of compliance testing, modification of certain permits, payment of a civil penalty of $44,695, and an expenditure of no less than $178,780 on an approved supplement environmental project. This resolution is not believed to have a material adverse effect on our financial position, results of operations or cash flows, and Noble has agreed to fully indemnify us for all matters relating hereto under our omnibus agreement.
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
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the crude oil and natural gas we gather. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for energy infrastructure projects, such as pipelines and terminal facilities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a materially adverse effect on our operations or Noble’s exploration and production operations, which in turn could affect demand for our services.
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
We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for any revisions relating to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.
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
Water
The Federal Water Pollution Control Act of 1972, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. Provisions of the CWA require authorization from the U.S. Army Corps of Engineers, or the Corps, prior to the placement of dredge or fill material into jurisdictional waters. On June 29, 2015, the EPA and the Corps published the final rule defining the scope of the EPA’s and Corps’ jurisdiction, known as the “Clean Water Rule.” The Clean Water Rule has been challenged in multiple federal courts; however, at this time, we cannot predict the outcome of this litigation. Subsequently, the EPA and the Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, and also announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction. Both agencies also published a proposed rule in November 2017 delaying implementation of the Clean Water Rule for two years. As a result, future implementation of the June 2015 rule is uncertain at this time. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Colorado Water Quality Control Act
In January 2017, we received a Notice of Violation/Cease and Desist Order, or NOV/CDO, advising us of alleged violations of the Colorado Water Quality Control Act, or CWQCA, and its implementing regulations as it relates to construction activities associated with oil and gas exploration and/or production within our Wells Ranch IDP located in Weld County, Colorado, or Permit.  The NOV/CDO further orders us to cease and desist from all violations of the CWQCA, the regulations and the Permit and to undertake certain corrective actions. Given the uncertainty associated with administrative actions of this nature, we are unable to predict the ultimate outcome of this action at this time but believe that the resolution of this action will not have a material adverse effect on our financial position, results of operations or cash flows.

Hydraulic Fracturing
We do not conduct hydraulic fracturing operations, but substantially all of Noble’s crude oil and natural gas production on our dedicated acreage is developed from unconventional sources, such as shale, that require hydraulic fracturing as part of the completion process. The majority of our fresh water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped into a well at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent chemical disclosure or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Recently, however, several federal agencies have asserted jurisdiction over the process. For example, the EPA, has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, and emission requirements for certain midstream equipment. Also, in June 2016, the EPA finalized rules which prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.
Endangered Species
The Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect listed endangered or threatened species or their habitats. If endangered species are located in areas where we operate, our operations or any work performed related to them could be prohibited or delayed or expensive mitigation may be required. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in compliance with the ESA. In addition, as a result of a settlement approved by the U.S. District Court for the District of Columbia on September 9, 2011, the U.S. Fish and Wildlife Service was required to review and consider the listing of numerous species as endangered under the ESA by no later than the completion of the agency’s 2017 fiscal year. The agency missed the deadline; however, additional listings under the ESA and similar state laws could result in the imposition of restrictions on our operations and consequently have a material adverse effect on our business.
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

Under our omnibus agreement, Noble will indemnify us for any failure to have certain real estate interests, Real Estate Agreements or Water Interests necessary to own and operate our assets in substantially the same manner that they were owned and operated prior to the closing of the IPO. Noble’s indemnification obligation will be limited to losses for which we notify Noble prior to the third anniversary of the closing of the IPO and will be subject to a $500,000 aggregate deductible before we are entitled to indemnification.
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
Customers
For the year ended December 31, 2017, 94% of our revenues are from Noble and its affiliates. For the years ended December 31, 2016 and 2015, 100% of our revenues are from Noble and its affiliates.
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
Employees
The officers of our General Partner manage our operations and activities. All of the employees required to conduct and support our operations are employed by Noble and are subject to the operational services and secondment agreement that we entered into with Noble in connection with our IPO. As of December 31, 2017, Noble employed approximately 143 people who provide direct support to our operations pursuant to the operational services and secondment agreement.
Office
The principal office of our Partnership is located at 1001 Noble Energy Way, Houston, Texas 77070.
Insurance
Our business is subject to all of the inherent and unplanned operating risks normally associated with the gathering and treating of water, crude oil and natural gas and the distribution and storage of water. Such risks include weather, fire, explosion, pipeline disruptions and mishandling of fluids, any of which could result in damage to, or destruction of, gathering and storage facilities and other property, environmental pollution, injury to persons or loss of life. As protection against financial loss resulting from many, but not all of these operating hazards, pursuant to the terms of the omnibus agreement, we have insurance coverage, including certain physical damage, business interruption, employer’s liability, third party liability and worker’s compensation insurance. Our General Partner believes this insurance is appropriate and consistent with industry practice. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. Our insurance coverage is purchased through a captive insurance company that is an affiliate of Noble. Most of this captive insurance is reinsured into the commercial market. To the extent Noble experiences covered losses under the excess liability insurance policies, the limit of our coverage for potential losses may be decreased.
Available Information
Our Common Units are listed and traded on the NYSE under the symbol “NBLX.” Our website is www.nblmidstream.com. We make our periodic reports and other information filed with or furnished to the U.S. Securities and Exchange Commission, or SEC, available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.
Our Audit Committee charter is also posted on our website under “About Us – Corporate Governance” and is available in print upon request made by any unitholder to the Investor Relations Department. Copies of our Code of Conduct and Code of Ethics for Financial Officers, or the Codes, are also posted on our website under the “Corporate Governance” section. Within the time period required by the SEC and the NYSE, as applicable, we will post on our website (www.nblmidstream.com/about-us/corporate-governance/) any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.

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
Risks Related to Our Business
We derive a substantial portion of our revenue from Noble. If Noble changes its business strategy, alters its current drilling and development plan on our dedicated acreage, or otherwise significantly reduces the volumes of crude oil, natural gas, produced water or fresh water with respect to which we perform midstream services, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.
A substantial portion of our commercial agreements are with Noble or its affiliates. Accordingly, because we expect to initially derive a substantial portion of our revenue from our commercial agreements with Noble, we are subject to the operational and business risks of Noble, the most significant of which include the following:

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
Further, we have no control over Noble’s business decisions and operations, and Noble is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk of cancellation of planned development, breach of commitments with respect to future dedications; and other non-payment or non-performance by Noble, including with respect to our commercial agreements, which do not contain minimum volume commitments. Noble is currently operating one drilling rig in the DJ Basin and six drilling rigs in the Delaware Basin. A decrease in the number of drilling rigs that Noble operates on our dedicated acreage could result in lower throughput on our midstream infrastructure. Furthermore, we cannot predict the extent to which Noble’s businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on Noble’s ability to execute its drilling and development plan on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by Noble under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the minimum quarterly distribution rate or at all. Our long-term commercial agreements with Noble carry initial terms for 15 years, and there is no guarantee that we will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. Our ability to renew or replace our commercial agreements following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our competitors and Noble.
In addition to our commercial agreements with Noble, we provide crude oil and water related services for an unaffiliated, non-investment grade third party customer. We may engage in significant business with new third party customers or enter into material commercial contracts with customers for which we do not have material commercial arrangements or commitments today and who may not have investment grade credit ratings. To the extent we derive substantial income from or commit to capital projects to service new or existing customers, each of the risks indicated above would apply to such arrangements and customers.
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
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions to our unitholders at our current distribution rate.
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions at our current distribution rate.
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
If our customers do not maintain their drilling activities on our dedicated acreage, the demand for our fresh water services could be reduced, which could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.
The fresh water services we provide to our customers assist in their drilling activities. If our customers do not maintain their drilling activities on our dedicated acreage, their demand for our fresh water services will be reduced regardless of whether we continue to provide our other midstream services on their production. If the demand for our fresh water services declines for this or any other reason, our results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected.

A substantial portion of our assets are controlling ownership interests in our development companies. Because our interests in our development companies represent almost all of our cash-generating assets, our cash flow will depend entirely on the performance of our development companies and their ability to distribute cash to us.
We have a holding company structure, and the primary source of our earnings and cash flow consists exclusively of the earnings of and cash distributions from our DevCos. Therefore, our ability to make quarterly distributions to our unitholders will be almost entirely dependent upon the performance of our DevCos and their ability to distribute funds to us. We are the sole member of the General Partner of each of our DevCos, and we control and manage our DevCos through our ownership of our DevCos’ respective General Partners.
The limited partnership agreement governing each DevCo requires that the General Partner of such DevCo cause such DevCo to distribute all of its available cash each quarter, less the amounts of cash reserves that such General Partner determines are necessary or appropriate in its reasonable discretion to provide for the proper conduct of such DevCo’s business.
The amount of cash each DevCo generates from its operations will fluctuate from quarter to quarter based on events and circumstances and the actual amount of cash each DevCos will have available for distribution to its partners, including us, also will depend on certain factors.
Our midstream assets are currently primarily located in the DJ Basin in Colorado and the Delaware Basin in Texas, making us vulnerable to risks associated with operating in a limited geographic area.
Our midstream assets are currently located primarily in the DJ Basin in Colorado and the Delaware Basin in Texas. As a result of this concentration, we will be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, market limitations, water shortages, drought related conditions or other weather-related conditions or interruption of the processing or transportation of crude oil and natural gas. If any of these factors were to impact the DJ Basin or Delaware Basin more than other producing regions, our business, financial condition, results of operations and ability to make cash distributions could be adversely affected relative to other midstream companies that have a more geographically diversified asset portfolio.
We cannot predict the rate at which our customers will develop acreage that is dedicated to us or the areas they will decide to develop.
Our acreage dedication and commitments from our customers cover midstream services in a number of areas that are at the early stages of development, in areas that our customers are still determining whether to develop and in areas where we may have to acquire operating assets from third parties. In addition, our customers own acreage in areas that are not dedicated to us. We cannot predict which of these areas our customers will determine to develop and at what time. Our customers may decide to explore and develop areas in which we have a smaller operating interest in the midstream assets that service that area, or where the acreage is not dedicated to us, rather than areas in which we have a larger operating interest in the midstream assets that service that area. Our customer’s decisions to develop acreage that is not dedicated to us or that we have a smaller operating interest in may adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
While we have been granted a right of first refusal to provide midstream services on certain acreage that Noble currently owns and on all acreage that Noble acquires onshore in the U.S., portions of this acreage may be subject to preexisting dedications that may require Noble to use third parties for midstream services.
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
We may be unable to grow by acquiring the non-controlling interests in our DevCos owned by Noble or midstream assets retained, acquired or developed by Noble, which could limit our ability to increase our distributable cash flow.
Part of our strategy for growing our business and increasing distributions to our unitholders is dependent upon our ability to make acquisitions that increase our distributable cash flow. Part of the acquisition component of our growth strategy is based upon our expectation of future divestitures by Noble to us of retained, acquired or developed midstream assets and portions of its retained, non-controlling interests in our DevCos. We have only a ROFO, pursuant to our omnibus agreement that requires Noble to allow us to make an offer with respect to Noble’s retained non-controlling interests in our DevCos to the extent Noble elects to sell these interests. In addition, Noble has granted us a ROFR with respect to opportunities to (1) provide services covered by our commercial agreements as well as services of a type provided at natural gas processing plants on certain acreage located in the United States that Noble currently owns or in the future acquires or develops and (2) purchase ownership interests in any assets currently owned by Noble, or in the future developed or acquired by Noble, for the purpose of providing the services described in clause (1) above, provided, that, such assets are located onshore in the United States and are not used to provide services with respect to production from the Marcellus Shale. Noble is under no obligation to sell its retained interests in our DevCos or offer to sell us additional assets, we are under no obligation to buy any additional interests or assets from Noble and we do not know when or if Noble will decide to sell its retained interests in our DevCos or make any offers to sell assets to us. We may never purchase all or any portion of the non-controlling interests in our DevCos or any of Noble’s retained, acquired or developed midstream assets onshore in the United States (other than in the Marcellus Shale) for several reasons, including the following:

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

We do not know when or if Noble will decide to sell all or any portion of its non-controlling interests or will offer us any portion of its assets, and we can provide no assurance that we will be able to successfully consummate any future acquisition of all or any portion of such non-controlling interests in our DevCos or assets. Furthermore, if Noble reduces its ownership interest in us, it may be less willing to sell to us its retained non-controlling interests in our DevCos or its retained assets. In addition, except for our ROFO and ROFR, there are no restrictions on Noble’s ability to transfer its non-controlling interests in our DevCos or its retained assets to a third party or non-controlled affiliate. If we do not acquire all or a significant portion of the non-controlling interests in our DevCos held by Noble or midstream assets from Noble, our ability to grow our business and increase our cash distributions to our unitholders may be significantly limited.
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
We may not be able to attract dedications of additional third party volumes, in part because our industry is highly competitive, which could limit our ability to grow and increase our dependence on Noble.
Part of our long-term growth strategy includes diversifying our customer base by identifying additional opportunities to offer services to third parties in our areas of operation. To date and over the near term, a substantial portion of our revenues have been and will be earned from Noble relating to its operated wells on our dedicated acreage. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. Any lack of available capacity on our systems for third party volumes will detrimentally affect our ability to compete effectively with third party systems for crude oil and natural gas from reserves associated with acreage other than our then-current dedicated acreage. In addition, some of our competitors for third party volumes have greater financial resources and access to larger supplies of crude oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
Our efforts to attract additional third parties as customers may be adversely affected by our relationship with Noble and the fact that a substantial majority of the capacity of our midstream systems will be necessary to service its production on our dedicated acreage and our desire to provide services pursuant to fee-based agreements. As a result, we may not have the capacity to provide services to additional third parties and/or potential third party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, potential third party customers who are significant producers of crude oil and natural gas may develop their own midstream systems in lieu of using our systems. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition, cash flows and ability to make cash distributions to our unitholders.
To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.
In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of growth capital expenditures associated with our operating interests in our DevCos, to purchase or construct new midstream systems, or to fulfill our commitments to service acreage committed to us by our customers. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional common units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Also, due to our relationship with Noble, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to the financial condition of Noble or adverse changes in Noble’s credit ratings. Any material limitation on our ability to access capital as a result of such adverse changes to Noble could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes affecting Noble could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, or could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. We will also rely on Noble to make its portion of capital expenditures on our assets, and to the extent that Noble is unable or unwilling to make these capital expenditures, we may not be able to grow at our expected rate or at all.
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
Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete for third party customers primarily with other crude oil and natural gas gathering systems and fresh and saltwater service providers. Some of our competitors have greater financial resources and may now, or in the future, have access to greater supplies of crude oil and natural gas than we do. Some of these competitors may expand or construct gathering systems that would create additional competition for the services we would provide to third party customers. In addition, potential third party customers may develop their own gathering systems instead of using ours. Moreover, Noble and its affiliates are not limited in their ability to compete with us outside of our dedicated area.
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
The construction of additions or modifications to our existing systems and the expansion into new production areas to service Noble or our third party customer involve numerous regulatory, environmental, political and legal uncertainties beyond our control, may require the expenditure of significant amounts of capital, and we may not be able to construct in certain locations due to setback requirements or expand certain facilities that are deemed to be part of a single source. Regulations clarifying how oil and gas production facility emissions must be aggregated under the CAA permitting program were finalized in June 2016. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs. Financing may not be available on economically acceptable terms or at all. As we build infrastructure to meet our customers’ needs, we may not be able to complete such projects on schedule, at the budgeted cost or at all.
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
The construction of additions to our existing assets may require us to obtain new permits or approvals, rights-of-way, surface use agreements or other real estate agreements prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new crude oil, natural gas and water sources to our existing infrastructure or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way, leases or other agreements, and our fees may only be increased above the annual year-over-year increase by mutual agreement between us and our customer. If the cost of renewing or obtaining new agreements increases, our cash flows could be adversely affected.
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
Our crude oil gathering system servicing the East Pony IDP transports crude oil in interstate commerce. In addition, the Saddle Butte crude oil gathering system transports crude oil in interstate commerce. Pipelines that transport crude oil in interstate commerce are, among other things, subject to rate regulation by the FERC, unless such rate requirements are waived. We have received a waiver of the FERC’s tariff requirements for both of these crude oil gathering systems. These temporary waivers are subject to revocation in certain circumstances. We are required to inform the FERC of any change in circumstances upon which the waivers were granted. Should the circumstances change, the FERC could find that transportation on the East Pony IDP or Saddle Butte system no longer qualifies for a waiver. In the event that the FERC were to determine that these crude oil gathering systems no longer qualified for the waiver, we would likely be required to comply with the tariff and reporting requirements, including filing a tariff with the FERC and providing a cost justification for the applicable transportation rates, and providing service to all potential shippers, without undue discrimination. A revocation of the temporary waivers for these pipelines could adversely affect the results of our revenues.
We may be required to respond to requests for information from government agencies, including compliance audits conducted by the FERC.
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on White Cliffs Pipeline and our East Pony IDP and Saddle Butte gathering systems in the event the temporary waivers do not remain in effect, and any other natural gas or liquids pipeline that is determined to be under the jurisdiction of the FERC. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC’s current policy permits pipelines and storage companies to include a tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines and storage companies owned by partnerships or limited liability company interests, the current tax allowance policy reflects the actual or potential income tax liability on the FERC jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. FERC issued the Notice of Inquiry in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. We cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes under these circumstances or whether FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a master limited partnership or decreases the return on equity for such pipelines could result in an adverse impact on our revenues associated with the transportation and storage services we provide pursuant to cost-based rates.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, also known as the Pipeline Safety and Job Creation Act, is the most recent federal legislation to amend the NGPSA, and the HLPSA, which are pipeline safety laws, requiring increased safety measures for natural gas and hazardous liquids pipelines. Among other things, the Pipeline Safety and Job Creation Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, material strength testing, and verification of the maximum allowable pressure of certain pipelines. The Pipeline Safety and Job Creation Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and from $1.0 million to $2.0 million for a related series of violations. Effective April 27, 2017, to account for inflation, those maximum civil penalties were increased to $209,002 per violation per day, with a maximum of $2,090,022 for a series of violations.
In addition, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain natural gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond ‘‘high consequence areas’’ to cover gas pipelines found in newly defined ‘‘moderate consequence areas’’ that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their MAOP. Other new requirements proposed by PHMSA under rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on natural gas gathering lines. Issuance of the final rule remains pending. More recently, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule would also impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, PHMSA has delayed publication of the January 2017 rule in the federal register and, as a result, the rule has not yet become effective. The safety enhancement requirements and other provisions of the Pipeline Safety and Job Creation Act as well as any implementation of PHMSA rules thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
Our ownership interest in White Cliffs could require us to make capital contributions from time to time, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We currently own a 3.33% non-operating interest in White Cliffs. Because we do not operate or control White Cliffs, we do not have control over decisions to make maintenance and growth capital expenditures on the White Cliffs Pipeline. Furthermore, White Cliffs is subject to many of the same environmental and regulatory risks that our assets are subject to, including regulation by the FERC. To the extent that the operator of White Cliffs decides to make capital expenditures for White Cliffs or White Cliffs becomes subject to regulatory assessments, we could be required to contribute additional capital to White Cliffs, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
If third party pipelines or other facilities interconnected to our midstream systems become partially or fully unavailable, or if the volumes we gather or treat do not meet the quality requirements of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our midstream systems are connected to other pipelines or facilities, the majority of which are owned by third parties. The continuing operation of such third party pipelines or facilities is not within our control. If any of these pipelines or facilities becomes unable to transport, treat or process natural gas or crude oil, or if the volumes we gather or transport do not meet the quality requirements of such pipelines or facilities, our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our exposure to commodity price risk may change over time and we cannot guarantee the terms of any existing or future agreements for our midstream services with our customers.
We currently generate the majority of our revenues pursuant to fee-based agreements under which we are paid based on volumetric fees, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. However, our customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for our midstream services in the future below expected levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.
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
The provisions of our revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production by our customers, which could reduce the throughput on our gathering and other midstream systems, which could adversely impact our revenues.
We do not conduct hydraulic fracturing operations, but substantially all of Noble’s crude oil and natural gas production on our dedicated acreage is developed from unconventional sources that require hydraulic fracturing as part of the completion process. The majority of our fresh water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped into a well at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent chemical disclosure or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Recently, however, several federal agencies have asserted jurisdiction over the process. For example, the EPA has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, and emission requirements for certain midstream equipment. Also, in June 2016, the EPA finalized rules which prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.
We, Noble or any third party customers may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.
As an owner and operator of gathering systems, we are subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment and worker health and safety. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customers’ operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customers’ operations. Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of injunctions or administrative orders limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations or limit our growth and revenues, which in turn could affect the amount of cash we have available for distribution. We cannot provide any assurance that changes in or additions to public policy regarding the protection of the environment and worker health and safety will not have a significant impact on our operations and the amount of cash we have available for distribution.
Our operations also pose risks of environmental liability due to leakage, migration, releases or spills to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, the trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting the amount of cash we have available for distribution. See Items 1. and 2. Business and Properties – Regulation of Operations.

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
Climate and related energy policy, laws and regulations could change quickly, and substantial uncertainty exists about the nature of many potential developments that could impact the sources and uses of energy. In December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. However, in August 2017 the United States notified the United Nations that it would be withdrawing from the Paris Agreement. Also, the EPA had previously finalized standards in June 2016 designed to reduce methane emissions from certain oil and gas facilities. However, in June 2017, the EPA published a proposed rule to stay certain portions of these 2016 standards for two years and reconsider the entirety of the 2016 standards. As a result of these actions, the 2016 methane standards are currently in effect but future implementation of the standards is uncertain at this time. Many states also are pursuing climate requirements either directly or indirectly through such measures as alternative fuel mandates. For example, in February 2014, Colorado’s Air Quality Control Commission approved comprehensive changes to rules governing crude oil and natural gas activities in the state, including the nation’s first-ever regulations designed to detect and reduce methane emissions. These measures may reduce the future demand for our products, particularly crude oil.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the crude oil and natural gas we gather. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for energy infrastructure projects, such as pipelines and terminal facilities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations or our customer’s exploration and production operations, which in turn could affect demand for our services. See Items 1. and 2. Business and Properties – Regulation of Operations.
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
Subject to the foregoing, our natural gas gathering pipelines are exempt from the jurisdiction of the FERC under the NGA, but FERC regulation may indirectly impact gathering services. The FERC’s policies and practices across the range of its crude oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate crude oil and natural gas pipelines. However, we cannot assure that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the natural gas gathering services.
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
In addition, certain of our crude oil gathering pipelines do not provide interstate services and therefore are not subject to regulation by the FERC pursuant to the ICA. The distinction between FERC-regulated crude oil interstate pipeline transportation, on the one hand, and crude oil intrastate pipeline transportation, on the other hand, also is a fact-based determination. The classification and regulation of these crude oil gathering pipelines are subject to change based on changed circumstances on the pipeline or on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. We cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our gathering pipeline systems and the services we provide on those systems are within the FERC’s jurisdiction. If it is determined that some or all of our crude oil gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, the imposition of possible cost-of-service rates and common carrier requirements on those systems could adversely affect the results of our operations on and revenues associated with those systems.
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
We have exposure to increases in interest rates. As of December 31, 2017, $85 million was outstanding under our revolving credit facility. If we assume an average debt level of $100 million, comprised of funds drawn on the revolving credit facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $1 million. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
Noble directly owns an aggregate 45.5% limited partner interest in us. In addition, Noble owns and controls our General Partner. Although our General Partner has a duty to manage us in a manner that is not adverse to the interests of our partnership, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Noble. Conflicts of interest may arise between Noble and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the General Partner may favor its own interests and the interests of its affiliates, including Noble, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our partnership agreement permits us to distribute up to $45.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our Subordinated Units or to Noble in respect of the incentive distribution rights;

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
We expect to distribute a substantial portion of our cash available for distribution, which could limit our ability to grow and make acquisitions.
We expect to distribute most of our available cash for distribution. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, our growth may not be as fast as that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional partnership interests, including partnership interests ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our common unitholders will have no preemptive or other rights (solely as a result of their status as common unitholders) to purchase any such additional partnership interests. The incurrence of additional commercial bank borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.
Our partnership agreement replaces our General Partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Delaware law provides that a Delaware limited partnership may, in its partnership agreement, expand, restrict or eliminate the fiduciary duties otherwise owed by the General Partner to limited partners and the partnership. As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our General Partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, free of any duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder agrees to be bound by our partnership agreement and approves the elimination and replacement of fiduciary duties disclosed above.
Our partnership agreement restricts the remedies available to holders of our units and for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
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

•	our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a General Partner so long as it acted in good faith;

•
our General Partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our General Partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, other than one where our General Partner is permitted to act in its sole discretion, our partnership agreement provides that any determination by our General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee, then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors of our General Partner acted in good faith and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Cost reimbursements and fees due our General Partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to unitholders.
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
Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our General Partner.
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
Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2⁄3% of the outstanding units, including any units owned by our General Partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our General Partner. Noble currently owns 45.5% of our total outstanding Common Units and Subordinated Units on an aggregate basis. As a result, our public unitholders do not have limited ability to remove our General Partner.
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
Noble currently holds 2,090,014 common units and 15,902,584 Subordinated Units. All of the Subordinated Units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Noble with registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
Our General Partner has a call right that may require our unitholders to sell their common units at an undesirable time or price.
If at any time our General Partner and its affiliates own more than 80% of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. Our General Partner and its affiliates currently own approximately 8.8% of our common units (excluding any common units owned by the directors and executive officers of our General Partner and certain other individuals as selected by our General Partner under our directed unit program). At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the Subordinated Units), our General Partner and its affiliates will own approximately 45.5% of our outstanding common units.
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
Our assets consist of direct and indirect ownership interests in our DevCos as well as ownership interests in other midstream ventures. If a sufficient amount of our assets, such as our ownership interests in other midstream ventures, now owned or in the future acquired, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, or the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation for federal income tax purposes. As a result, we would pay federal income tax on our taxable income at the corporate tax rate, distributions to our unitholders would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
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

Tax Risks
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (IRS) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and we would also likely pay additional state and local income taxes at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of a material amount of any of these taxes in the jurisdictions in which we own assets or conduct business could substantially reduce the cash available for distribution to our unitholders.
If we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law or interpretation on us.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships.
We are unable to predict whether any of these changes or proposals will ultimately be enacted. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for federal income tax purposes and could negatively impact the value of an investment in our common units.
Further, Treasury Regulations under Section 7704(d)(1)(E) of the Internal Revenue Code that apply to taxable years beginning on or after January 19, 2017 interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying satisfies the requirements under these regulations. However, there are no assurances that the regulations will not be revised to take a position that is contrary to our interpretation of current law.
You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and our cash available to our unitholders might be substantially reduced.
The IRS may adopt positions that differ from the conclusions of our counsel expressed in this Annual Report or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may materially and adversely impact on the market for our common units and the price at which they trade. In addition, our costs of any contest between us and the IRS will be borne indirectly by our unitholders because the costs will reduce our distributable cash flow.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. If the IRS makes audit adjustments to our partnership tax returns, to the extent possible under the new rules our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted partnership tax return. Although our General Partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the unitholders did not own units in us during the tax year under audit.
Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.
Each unitholder is treated as a partner to whom we will allocate taxable income even if the unitholder does not receive any cash distributions from us. Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
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
Unitholders may be subject to limitations on their ability to deduct interest expense we incur.
Our ability to deduct business interest expense will be limited for federal income tax purposes to an amount equal to our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business cannot aggregate losses from one unrelated trade or business to offset income from another to reduce total unrelated business taxable income. As a result, for the years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in us to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax exempt entities should consult a tax advisor before investing in our Common Units.
Non-U.S. unitholders will be subject to federal income taxes and withholding with respect to income and gain from owning our common units.
Non-U.S. persons are generally taxed and subject to federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and, under recently enacted legislation, any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate, and a non-U.S. persons will be required unitholder who sells or otherwise disposes of a common unit will also be subject to file federal income tax returns and pay tax on their share of our taxable income on the gain realized from the sale or disposition of that unit.
Recently enacted legislation also imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance that resolves the challenges have been issued. It is not clear if or when such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our Common Units.
We treat each purchaser of Common Units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, our depreciation and amortization positions may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in tax return audit adjustments.
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
We generally prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these Treasury Regulations do not specifically authorize all aspects of our proration method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all federal, state and local tax returns.

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
Information regarding legal proceedings is set forth in Item 8. Financial Statements and Supplementary Data – Note 9. Commitments and Contingencies of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Information regarding environmental proceedings is set forth in Items 1. and 2. Business and Properties – Regulation of Operations – Environmental Matters – Water – Colorado Water Quality Control Act of this Form 10-K, which is incorporated by reference into this Part I, Item 3.

Item 4.  Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE and traded under the symbol “NBLX.” As of December 31, 2017, our common units were held by 33 holders of record. The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of December 31, 2017, Noble owned 2,090,014 of our Common Units and 15,902,584 of our Subordinated Units, which together represent a 45.5% limited partner interest in us.
The following table sets forth the range of high and low sales prices per common unit as reported on the NYSE and the cash distributions per unit declared on the common units from the closing of our IPO through December 31, 2017:

	Common Unit Price		Quarterly Cash Distribution per Unit (1)
	High	Low
2016
Third Quarter (2)	$28.14	$26.00	$—
Fourth Quarter (3)	40.16	26.92	0.4333
2017
First Quarter	$53.29	$35.56	$0.4108
Second Quarter	52.82	41.90	0.4457
Third Quarter	56.33	42.12	0.4665
Fourth Quarter	$52.72	$47.06	$0.4883

(1)
Represents cash distribution attributable to the quarter and declared and paid within 45 days of quarter end pursuant to the terms of our partnership agreement. See Distributions of Available Cash, below.

(2)	Period begins September 15, 2016, the commencement date of trading of the common units.

(3)
The distribution for the fourth quarter of 2016 is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the IPO on September 20, 2016 and ending on September 30, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans
In connection with the completion of the IPO, the board of directors of our General Partner adopted the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP), which permits the issuance of up to 1,860,000 common units. See Item 8. Financial Statements and Supplementary Data – Note 10. Unit-Based Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plan as of December 31, 2017.
Distributions of Available Cash
General
Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash to unitholders of record on the applicable record date.
On January 25, 2018, the board of directors of our General Partner declared a quarterly cash distribution of $0.4883 per limited partner unit. The distribution was paid on February 12, 2018, to unitholders of record on February 5, 2018. Also on February 12, 2018, a cash distribution of $0.5 million will be made to Noble related to its Incentive Distribution Rights (IDRs), based upon the level of distribution paid per Common and Subordinated Unit.
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
Intent to Distribute the Minimum Quarterly Distribution
Under our current cash distribution policy, we intend distribute at least the minimum quarterly distribution of $0.375 per unit, or $1.50 per unit on an annualized basis, to the holders of our Common and Subordinated Units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner. We expect that if we are successful in executing our business strategy, we will grow our business in a steady and sustainable manner and distribute to our unitholders a portion of any increase in our cash available for distribution resulting from such growth. We expect our General Partner may cause us to establish reserves for specific purposes, such as major capital expenditures or debt service payments, or may choose to generally reserve cash in the form of excess distribution coverage from time to time for the purpose of maintaining stability or growth in our quarterly distributions. In addition, our General Partner may cause us to borrow amounts to fund distributions in quarters when we generate less cash than is necessary to sustain or grow our cash distributions per unit. Our cash distribution policy reflects a judgment that our unitholders will be better served by our distributing rather than retaining our cash available for distribution. However, there is no guarantee that we will pay the minimum quarterly distribution or any other amount of distributions on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our General Partner.
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

Subordinated Units and Subordination Period
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

Item 6. Selected Financial Data
Selected Financial Data for periods prior to September 20, 2016 represent the Contributed Businesses of certain of Noble’s midstream assets as the accounting Predecessor to the Partnership, presented on a carve-out basis of Noble’s historical ownership of the Predecessor. The Predecessor financial data has been prepared from the separate records maintained by Noble and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. The information presented below should be read in conjunction with the information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes appearing in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
(thousands, except as noted)	2017	2016	2015	2014
Statements of Operations
Total Revenues	$239,281	$160,724	$87,837	$2,086
Net Income	163,636	85,502	38,042	(15,091)
Net Income Attributable to Noble Midstream Partners LP	140,572	28,458	N/A	N/A

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$4.10	$0.89	N/A	N/A
Subordinated Units	4.10	0.89	N/A	N/A
Cash Distributions Declared per Limited Partner Unit	1.8113	0.4333	N/A	N/A

Balance Sheet
Cash and Cash Equivalents	$18,026	$57,421	$26,612	$—
Total Property, Plant and Equipment, Net	661,768	279,403	250,933	195,513
Total Assets	829,758	369,359	305,318	216,512
Long-Term Debt	85,000	—	—	—
Total Liabilities	213,528	26,454	41,779	2,839
Total Equity	616,230	342,905	263,539	213,673

Cash Flows
Net Cash Provided by (Used in) Operating Activities	$166,225	$118,451	$69,394	$(12,534)
Net Cash Used in Investing Activities	(380,945)	(38,137)	(54,461)	(79,904)
Net Cash Provided by (Used in) Financing Activities	175,325	(49,505)	11,679	92,438

Non-GAAP Financial Measures(1)
Adjusted EBITDA	$179,002	$126,271	$72,754	$(9,388)
Adjusted EBITDA Attributable to Noble Midstream Partners LP	154,509	30,697	N/A	N/A
Distributable Cash Flow of Noble Midstream Partners LP	137,935	28,425	N/A	N/A

Throughput Volumes
Crude Oil Gathering Volumes (Bbl/d)	65,655	45,236	33,977	16,522
Natural Gas Gathering Volumes (MMBtu/d)	180,918	132,147	86,103	71,137
Crude Oil and Natural Gas Gathering Volumes (MBoe/d)	89	62	45	26
Produced Water Gathering Volumes (Bbl/d)	24,431	10,592	5,198	5,422
Fresh Water Services Volumes (Bbl/d)	155,990	94,227	51,980	43,797

(1)
Adjusted EBITDA and Distributable Cash Flow are not defined in GAAP and should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP. For definitions and reconciliations of Adjusted EBITDA and Distributable Cash Flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a narrative about our business from the perspective of our management. Our MD&A is presented in the following major sections:

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
MD&A is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target”, “on schedule”, “strategy” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under “Disclosure Regarding Forward-Looking Statements” in this Form 10-K.
EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts. Our business activities are conducted through three reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering as well as crude oil treating), Fresh Water Delivery, and Investments and Other. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services.
We are Noble’s primary vehicle for its midstream operations in the onshore United States. We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
Significant Results
The following discussion highlights significant operating, transactional and financial results for the year ended December 31, 2017.
Significant Operational Highlights Included:

•	average crude oil gathering volumes of 65.7 MBbl/d;

•	average natural gas gathering volumes of 180.9 BBtu/d;

•	average produced water gathering volumes of 24.4 MBbl/d;

•	average fresh water delivery volumes of 156.0 MBbl/d;

•	completion of a produced water expansion project in the Wells Ranch CGF;

•	completion of construction and commencement of crude oil gathering, produced water gathering and fresh water delivery services to an unaffiliated third party in the Greeley Crescent IDP;

•	completion of construction of the Billy Miner I and Jesse James CGFs in the Delaware Basin;

•	commencement of crude oil, natural gas and produced water gathering services in the Delaware Basin; and

•	completion of construction of the connection from our CGFs in the Delaware Basin to the Advantage Pipeline.

Significant Transactional Highlights Included:

•	completion of the Advantage acquisition through the Advantage Joint Venture;

•	acquisition of the remaining 20% limited partner interest in Colorado River DevCo LP and an additional 15% limited partner interest in Blanco River DevCo LP from Noble;

•	completion of the Private Placement for gross proceeds of approximately $142.6 million and net proceeds of approximately $138.0 million;

•	completion of the Unit Offering for gross proceeds of approximately $174.8 million and net proceeds of $174.1 million; and

•	entrance into the Acquisition Agreement with Greenfield Member to acquire Saddle Butte for approximately $638.5 million, subject to customary adjustments following closing.
Significant Financial Highlights Included:

•	net income of $163.6 million, of which $140.6 million is attributable to the Partnership;

•	cash distributions declared of $0.4108 per unit for first quarter 2017 and paid during second quarter 2017;

•	cash distributions declared of $0.4457 per unit for second quarter 2017 and paid during third quarter 2017;

•	cash distributions declared of $0.4665 per unit for third quarter 2017 and paid during fourth quarter 2017

•	cash distributions declared of $0.4883 per unit for fourth quarter 2017;

•	net cash provided by operating activities of $166.2 million;

•	capital expenditures, excluding additions to investments and on an accrual basis, of $390.3 million;

•	Adjusted EBITDA (non-GAAP financial measure) of $179.0 million, of which $154.5 million is attributable to the Partnership; and

•	distributable cash flow (non-GAAP financial measure) of $137.9 million.
For additional information regarding our non-GAAP financial measures, see Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
2018 Capital Investment Program
Our preliminary 2018 capital investment program will accommodate a gross investment level of approximately $485 to $535 million, with $255 to $285 million attributable to the Partnership. We will evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	pace of our customers’ development;

•	operating and construction costs and our ability to achieve material supplier price reductions;

•	impact of new laws and regulations on our business practices;

•	indebtedness levels; and

•	availability of financing or other sources of funding.
We plan to fund our investment program with cash on hand, from cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities.
Dedication and ROFR Update
On April 24, 2017, Noble completed the acquisition of Clayton Williams Energy, Inc. Upon closing of the acquisition, approximately 64,000 net acres in the Delaware Basin were dedicated to us for infield crude oil, natural gas, and produced water gathering. We have a ROFR on the remaining acreage acquired by Noble. Additionally, an infield natural gas gathering dedication was added to the existing crude oil and produced water gathering dedication on substantially all of Noble’s legacy 47,000 Delaware Basin net acres. Both acreage dedications are held by the Blanco River DevCo.
In conjunction with the new dedications, we waived our ROFR for natural gas processing on approximately 80,000 net acres in the Delaware Basin, of which, approximately 35,000 net acres were dedicated to a third party through 2021.

Development Project Updates
Laramie River DevCo LP During the second quarter of 2017, we commenced Fresh water deliveries to an unaffiliated third party in the Greeley Crescent IDP. We also began gathering crude oil and produced water for this customer in the third quarter of 2017. Additionally, we connected 90 equivalent wells, normalized to 4,500 lateral feet, to our system during 2017.
Blanco River DevCo LP We began construction of the Billy Miner I and the Jesse James CGFs. During the third quarter of 2017, we placed the Billy Miner I CGF in service. As a result of the strong well performance and plans for additional wells to be tied into the facility, we completed a debottlenecking project with minor facility modifications in late August, increasing crude oil, natural gas and produced water throughput capacity to 15 MBbl/d, 30 MMcf/d, and 30 MBw/d, respectively. During the fourth quarter of 2017, our second CGF, Jesse James, was placed in service. The Jesse James CGF currently has crude oil, natural gas and produced water throughput capacity of 15 MBbl/d, 30 MMcf/d, and 30 MBw/d, respectively. We connected 29 equivalent wells to our gathering systems during 2017. Additionally, we also completed backbone gathering infrastructure on the Southern portion of Noble Energy's Delaware Basin Acreage. Construction is underway on three additional CGFs which are scheduled to be online by the first half of 2018.
Trinity River DevCo LLC We completed construction of the 15-mile connection from our CGFs in the Delaware Basin to the Advantage pipeline. Crude oil from the Billy Miner I and Jesse James CGFs began flowing through the connection to the Advantage Pipeline.
Colorado River DevCo LP During 2017, we connected 189 equivalent wells, to our gathering systems in the Wells Ranch IDP and East Pony IDP. We also delivered fresh water to 110 equivalent wells in the Wells Ranch IDP. At the Wells Ranch CGF, we successfully completed a produced water expansion project, which increased produced water capacity to 30 MBbl/d.
Green River DevCo LP During 2017, we began construction activities on the expansion of our freshwater system in the Mustang IDP. The freshwater expansion commenced operations in December 2017. Additionally, construction is underway on the backbone gathering infrastructure buildout, which we expect to complete in early 2018.
San Juan River DevCo LP During 2017, we delivered freshwater to 88 equivalent wells in the East Pony IDP.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics, each as described in more detail below, to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes (Gathering Systems and Fresh Water Delivery reportable segments);

•	operating costs and expenses;

•	Adjusted EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure); and

•	capital expenditures.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Year Ended December 31,
(thousands)	2017	2016	2015
Revenues
Midstream Services — Affiliate	$224,401	$160,724	$87,837
Midstream Services — Third Party	14,880	—	—
Total Revenues	239,281	160,724	87,837
Costs and Expenses
Direct Operating	54,007	29,107	16,933
Depreciation and Amortization	12,953	9,066	6,891
General and Administrative	13,396	9,914	2,771
Total Operating Expenses	80,356	48,087	26,595
Operating Income	158,925	112,637	61,242
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	1,603	3,373	4,595
Investment Income	(6,334)	(4,526)	(4,621)
Total Other (Income) Expense	(4,731)	(1,153)	(26)
Income Before Income Taxes	163,656	113,790	61,268
Income Tax Provision	20	28,288	23,226
Net Income	163,636	85,502	$38,042
Less: Net Income Prior to the IPO on September 20, 2016	—	45,990	N/A
Net Income Subsequent to the IPO on September 20, 2016	163,636	39,512	N/A
Less: Net Income Attributable to Noncontrolling Interests	23,064	11,054	N/A
Net Income Attributable to Noble Midstream Partners LP	$140,572	$28,458	N/A

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$154,509	$30,697	N/A

Distributable Cash Flow(1) of Noble Midstream Partners LP	$137,935	$28,425	N/A

(1)
Adjusted EBITDA and Distributable Cash Flow are not defined in GAAP and should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP. For additional information regarding our non-GAAP financial measures, please see — Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

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
Our customers’ willingness to engage in drilling and completion activity is determined by a number of factors, the most important of which are the prevailing and projected prices of crude oil and natural gas, the cost to drill and operate a well, expected well performance, the availability and cost of capital, and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.
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

Revenues and throughput volumes related to certain midstream services of our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Year Ended December 31,
	2017	2016	2015
Colorado River DevCo LP (1)
Crude Oil Gathering Volumes (Bbl/d)	56,531	45,236	33,977
Natural Gas Gathering Volumes (MMBtu/d)	172,284	132,147	86,103
Produced Water Gathering Volumes (Bbl/d)	14,097	10,592	5,198
Fresh Water Delivery Volumes (Bbl/d)	83,856	64,306	30,746
Gathering and Fresh Water Delivery Revenues — Affiliate (in thousands) (2)	$175,258	$132,161	$72,641

San Juan River DevCo LP (1)
Fresh Water Delivery Volumes (Bbl/d)	34,676	22,423	21,234
Fresh Water Delivery Revenues — Affiliate (in thousands) (2)	$37,590	$17,272	$10,498

Green River DevCo LP (1)
Fresh Water Delivery Volumes (Bbl/d)	—	7,498	—
Fresh Water Delivery Revenues — Affiliate (in thousands) (2)	$—	$4,728	$—

Blanco River DevCo LP (1)
Crude Oil Gathering Volumes (Bbl/d)	3,791	—	—
Natural Gas Gathering Volumes (MMBtu/d)	8,634	—	—
Produced Water Gathering Volumes (Bbl/d)	7,996	—	—
Gathering Revenues — Affiliate (in thousands) (2)	$5,876	$—	$—

Laramie River DevCo (1)
Crude Oil Gathering Volumes (Bbl/d)	5,333	—	—
Produced Water Gathering Volumes (Bbl/d)	2,338	—	—
Fresh Water Delivery Volumes (Bbl/d)	37,458	—	—
Gathering and Fresh Water Delivery Revenues — Third Party (in thousands) (2)	$14,880	$—	$—

Total Gathering Systems
Crude Oil Gathering Volumes (Bbl/d)	65,655	45,236	33,977
Natural Gas Gathering Volumes (MMBtu/d)	180,918	132,147	86,103
Crude Oil and Natural Gas Gathering Volumes (MBoe/d)	89	62	45
Produced Water Gathering Volumes (Bbl/d)	24,431	10,592	5,198
Gathering Revenues (in thousands) (2)	$146,835	$94,160	$56,042

Total Fresh Water Delivery
Fresh Water Services Volumes (Bbl/d)	155,990	94,227	51,980
Fresh Water Delivery Revenues (in thousands) (2)	$86,769	$60,001	$27,097

(1)	See Item 8. Financial Statements and Supplementary Data – Note 1. Organization and Nature of Operations for DevCo ownership interests.

(2)	Effective January 1, 2015, we entered into multiple commercial agreements with Noble, for which we receive volumetric fees for the midstream services we provide.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

		Increase from Prior Year		Increase from Prior Year
(in thousands)	2017		2016		2015
Year Ended December 31,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$142,864	52%	$94,160	68%	$56,042
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	3,971	N/M	—	N/M	—
Fresh Water Delivery — Affiliate	75,860	26%	60,001	121%	27,097
Fresh Water Delivery — Third Party	10,909	N/M	—	N/M	—
Crude Oil Treating — Affiliate	4,473	(17)%	5,371	22%	4,403
Other — Affiliate	1,204	1%	1,192	304%	295
Total Midstream Services Revenues	$239,281	49%	$160,724	83%	$87,837
N/M amount is not meaningful.
Revenues Trend Analysis
We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues from midstream services increased during 2017 as compared with 2016 due to the following:

•
an increase of $17.6 million in fresh water delivery revenues driven by increased fresh water volumes delivered to the Wells Ranch IDP and East Pony IDP due to fresh water volumes required per well for higher intensity completions;

•
an increase of $15.6 million in water logistic services revenues, including revenue derived from water transfer, hauling, recycling, and disposal services, driven by increased services in the Wells Ranch IDP and East Pony IDP;

•
an increase of $14.9 million in crude oil and produced water gathering services revenues and fresh water delivery revenues due to the commencement of services in the Greeley Crescent IDP to an unaffiliated third party during 2017;

•
an increase of $9.6 million in natural gas gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP natural gas gathering systems resulting from expansion and gathering system growth;

•
an increase of $10.3 million in crude oil gathering services revenues driven by increased throughput volumes in our Wells Ranch IDP and East Pony IDP crude oil gathering systems resulting from expansion and gathering system growth;

•	an increase of $6.2 million in gathering revenues and fresh water delivery revenues driven by rate escalations;

•	an increase of $5.9 million in crude oil, natural gas, and produced water gathering services due to the commencement of services in the Delaware Basin during third quarter 2017;
partially offset by:

•	a decrease of $4.7 million in fresh water delivery revenues related to the Mustang IDP due to the timing of well completion activity by Noble.
Revenues from midstream services increased during 2016 as compared with 2015 due to the following:

•
an increase of $13.6 million in crude oil gathering revenues due to higher volumes flowing through the expanded Wells Ranch IDP and crude oil gathering system, driven by Noble’s 2016 well completion activities, as well as a rate increase;

•
an increase of $14.1 million in natural gas gathering revenues due to higher volumes flowing through the expanded Wells Ranch IDP and natural gas gathering system, driven by Noble’s 2016 well completion activities, as well as a rate increase;

•
an increase of $8.9 million in produced water gathering revenues due to higher volumes flowing through the expanded Wells Ranch IDP and water gathering system, driven by Noble’s 2016 well completion activities,

•
an increase of $32.9 million in fresh water delivery revenues due to higher fresh water volumes delivered to the Wells Ranch IDP as required for higher intensity well completions, the initiation of fresh water delivery services to the Mustang IDP as well as a rate increase;

•
an increase of $5.2 million related to water logistic services, including water transfer and disposal services, and electricity pass-through revenues driven by the commencement of both services during fourth quarter 2015;

partially offset by:

•	a decrease of $3.7 million in produced water gathering services due to a rate decrease at the Wells Ranch IDP area.

Costs and Expenses
Direct Operating Expense
We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly associated with operating our assets. Direct labor costs, ad valorem taxes, repair and maintenance costs, integrity management costs, utilities and contract services comprise the most significant portion of our operations and maintenance expense. Many of these expenses remain relatively stable across broad ranges of throughput volumes, but a portion of these expenses can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We also seek to manage operating expenditures on our midstream systems by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.
General and Administrative Expense
Following the completion of the IPO, Noble charges us a combination of direct and allocated charges for general and administrative services. Direct charges include a fixed fee under our omnibus agreement and compensation of our executives under our secondment agreement based on the percentage of time spent working on us. Between January 2015 and the IPO date, Noble charged us a fixed fee for overhead and support services.
We incur incremental general and administrative expenses attributable to being a publicly traded partnership, including expenses associated with: annual, quarterly and current reporting with the SEC; tax return and Schedule K-1 preparation and distribution; Sarbanes-Oxley Act of 2002 compliance; NYSE listing; independent auditor fees; legal fees; investor relations expenses; transfer agent and registrar fees; incremental salary and benefits costs of seconded employees; outside director fees; director and officer insurance coverage expenses; and compensation expense associated with the LTIP.
Costs and Expenses Trend Analysis
Costs and expenses were as follows:

		Increase from Prior Year		Increase from Prior Year
(in thousands)	2017		2016		2015
Year Ended December 31,
Costs and Expenses
Direct Operating	$54,007	86%	$29,107	72%	$16,933
Depreciation and Amortization	12,953	43%	9,066	32%	6,891
General and Administrative	13,396	35%	9,914	258%	2,771
Total Operating Expenses	$80,356	67%	$48,087	81%	$26,595
Direct Operating Expenses Direct operating expenses increased during 2017 as compared with 2016 and increased during 2016 as compared with 2015. The increases in direct operating expenses by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expenses increased $22.7 million during 2017 as compared with 2016 and increased $0.6 million during 2016 as compared with 2015. The increase in both years was primarily attributable to an increase in gathering systems and facilities operating expense associated with higher gathered volumes, general repairs and maintenance of our gathering systems and facilities, and produced water services expense resulting from services provided by third parties. In 2016, the increase in Gathering Systems direct operating expenses was partially offset by a decrease in crude oil treating expense due to a reduction in quantities treated in our facilities.
Fresh Water Delivery Fresh Water Delivery direct operating expenses increased $1.6 million during 2017 as compared with 2016 primarily due to an increase in water delivery and services expense driven by an increase in fresh water volumes required per well for higher intensity completions. Fresh Water Delivery direct operating expenses increased $11.8 million during 2016 as compared with 2015 primarily due to an increase in water delivery and services expense driven by an increase in fresh water volumes required per well for higher intensity completions and an expanded scope of services delivered.
Investments and Other Investments and Other direct operating expenses increased $0.6 million during 2017 as compared with 2016 due to increased insurance expense. Investments and Other direct operating expenses decreased $0.3 million during 2016 as compared with 2015 primarily due to decreased insurance expense. Prior to the IPO, insurance expense was allocated from Noble to our Predecessor.

Depreciation and Amortization Depreciation and amortization expense increased during 2017 as compared with 2016 and increased during 2016 as compared with 2015. The increases in direct operating expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $3.3 million during 2017 as compared with 2016 primarily due to assets placed in service in 2017. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system, construction of the Greeley Crescent gathering system, construction of the Delaware Basin gathering system, and completion of the Jesse James and Billy Miner I CGFs. Gathering Systems depreciation and amortization expense increased $2.1 million during 2016 as compared with 2015 primarily due to assets placed in service as a result of the expansion of the Wells Ranch CGF and commissioning of the East Pony crude oil gathering system during 2016 and the expansion of the Wells Ranch gathering system at the end of third quarter 2015.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense increased $0.6 million during 2017 as compared with 2016 primarily due to assets placed in service in 2017. Assets placed in service were associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system. Fresh Water Delivery depreciation and amortization expense was flat for 2016 as compared with 2015.
General and Administrative Expense General and administrative expense is recorded within our Investments and Other reportable segment. General and administrative expense increased $3.5 million during 2017 as compared with 2016. The increase is primarily due to increased third party general and administrative expenses such as legal and financial advisory fees resulting from transactions. See Item 8. Financial Statements and Supplementary Data – Note 3. Transactions with Affiliates.
General and administrative expense increased $7.1 million during 2016 as compared with 2015. The increase is due to the omnibus agreement with Noble that we entered into effective as of the IPO date and that provides for payment of an annual general and administrative fee, initially in the amount of $6.9 million (prorated for the first year of service), for the provision of certain services by Noble and its affiliates. The increase is also due to incremental expenses that we now incur related to our being a publicly traded partnership.
Other (Income) Expense Trend Analysis

		Increase (Decrease) from Prior Year		Increase (Decrease) from Prior Year
(in thousands)	2017		2016		2015
Year Ended December 31,
Other (Income) Expense
Interest Expense	$4,059	(3)%	$4,180	(41)%	$7,114
Capitalized Interest	(2,456)	204%	(807)	(68)%	(2,519)
Interest Expense, Net	1,603	(52)%	3,373	(27)%	4,595
Investment Income	(6,334)	40%	(4,526)	(2)%	(4,621)
Total Other (Income) Expense	$(4,731)	310%	$(1,153)	4,335%	$(26)
Interest Expense, Net Interest Expense is recorded within our Investments and Other reportable segment. For periods prior to the IPO, interest expense represents allocations from Noble to our Predecessor. The allocations were based on the percentage that our Predecessor’s capital expenditures comprised of Noble’s total consolidated capital expenditures. For periods subsequent to the IPO, interest expense represents interest incurred in connection with our revolving credit facility. Our interest expense includes interest on outstanding balances and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress during the year. See Item 8. Financial Statements and Supplementary Data – Note 4. Property, Plant and Equipment for our construction-in-progress balances as of December 31, 2017 and 2016.
Interest expense decreased $0.1 million during 2017 as compared with 2016. The decrease is due primarily to increased interest expense allocations from Noble during the 2016 periods partially offset by interest incurred in connection with our revolving credit facility during the 2017 periods. Capitalized interest increased $1.6 million during 2017 as compared with 2016 due to an increase in construction-in-progress during 2017 as compared with 2016.
Interest expense decreased $2.9 million during 2016 as compared with 2015 as our Predecessor’s capital expenditures represented a lower percentage of Noble’s total consolidated capital expenditures during 2016 as compared with 2015 and the allocation of interest expense ceased subsequent to the IPO. Interest expense during 2016 also includes the non-cash amortization of origination fees and commitment fees on the undrawn portion of our revolving credit facility. No amounts were drawn on our revolving credit facility during 2016. Capitalized interest decreased $1.7 million during 2016 as compared with 2015 due to a decrease in our average construction-in-progress during 2016 as compared with 2015 .
Investment Income
Investment income is recorded within our Investments and Other reportable segment. Investment income increased during 2017 as compared with 2016 primarily due to earnings from our investment in the Advantage Joint Venture. Crude oil throughput volumes during 2017 averaged 44 MBbl/d. Investment income was flat for 2016 as compared with 2015.
Income Tax Provision
See Item 8. Financial Statements and Supplementary Data – Note 13. Income Taxes for a discussion of the changes in our income tax provision and effective tax rates.

Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA should not be considered an alternative to net income, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, our Adjusted EBITDA may not be comparable to similar measures of other companies in our industry.
For a reconciliation of Adjusted EBITDA to its most comparable measures calculated and presented in accordance with GAAP, see Reconciliation of Non-GAAP Financial Measures, below.
We define Adjusted EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization and unit-based compensation. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
We believe that the presentation of Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP.
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
We define distributable cash flow as Adjusted EBITDA less estimated maintenance capital expenditures and cash interest paid. Distributable cash flow does not reflect changes in working capital balances. Our partnership agreement requires us to distribute all available cash on a quarterly basis, and distributable cash flow is one of the factors used by the board of directors of our General Partner to help determine the amount of cash that is available to our unitholders for a given period. Therefore, we believe distributable cash flow provides information useful to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to distributable cash flow are net income and net cash provided by operating activities. Distributable cash flow should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of Adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(thousands)	2017	2016	2015
Reconciliation from Net Income
Net Income	$163,636	$85,502	$38,042
Add:
Depreciation and Amortization	12,953	9,066	6,891
Interest Expense, Net of Amount Capitalized	1,603	3,373	4,595
Income Tax Provision	20	28,288	23,226
Unit-Based Compensation	790	42	—
Adjusted EBITDA	179,002	126,271	$72,754
Less:
Adjusted EBITDA Prior to the IPO on September 20, 2016	—	83,780	N/A
Adjusted EBITDA Subsequent to the IPO on September 20, 2016	179,002	42,491	N/A
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	24,493	11,794	N/A
Adjusted EBITDA Attributable to Noble Midstream Partners LP	154,509	30,697	N/A
Less:
Maintenance Capital Expenditures	12,840	2,097	N/A
Cash Interest Paid	3,734	175	N/A
Distributable Cash Flow of Noble Midstream Partners LP	$137,935	$28,425	N/A

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(thousands)	2017	2016	2015
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$166,225	$118,451	$69,394
Add:
Interest Expense, Net of Amount Capitalized	1,603	3,373	4,595
Changes in Operating Assets and Liabilities	9,759	4,673	(1,254)
Change in Income Tax Payable	20	—	164
Other Adjustments	1,395	(226)	(145)
Adjusted EBITDA	179,002	126,271	$72,754
Less:
Adjusted EBITDA Prior to the IPO on September 20, 2016	—	83,780	N/A
Adjusted EBITDA Subsequent to the IPO on September 20, 2016	179,002	42,491	N/A
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	24,493	11,794	N/A
Adjusted EBITDA Attributable to Noble Midstream Partners LP	154,509	30,697	N/A
Less:
Maintenance Capital Expenditures	12,840	2,097	N/A
Cash Interest Paid	3,734	175	N/A
Distributable Cash Flow of Noble Midstream Partners LP	$137,935	$28,425	N/A

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary source of liquidity is cash flows generated from operations based on commercial agreements with Noble and an unaffiliated third party. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Noble or our General Partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble’s ownership in such subsidiary.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
During 2017, we utilized external financing sources to fund portions of our construction activities, the Advantage acquisition, and the cash consideration for the Contributed Assets as well as to make repayments on our revolving credit facility. Our external financing sources consisted of the Private Placement, the Unit Offering and borrowings under our revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 1. Organization and Nature of Operations and see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.
Available Liquidity
Year-end liquidity was as follows:

	December 31,
(in thousands)	2017	2016	2015
Total Cash	$18,026	$57,421	$26,612
Amount Available to be Borrowed Under Our Revolving Credit Facility (1)	265,000	350,000	—
Total Liquidity	$283,026	$407,421	$26,612

(1)	See Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt and See Item 8. Financial Statements and Supplementary Data – Note 14. Subsequent Events.
Cash Flows
Summary cash flow information was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Total Cash Provided By (Used in)
Operating Activities	$166,225	$118,451	$69,394
Investing Activities	(380,945)	(38,137)	(54,461)
Financing Activities	175,325	(49,505)	11,679
(Decrease) Increase in Cash and Cash Equivalents	$(39,395)	$30,809	$26,612
Net cash provided by operating activities increased during 2017 compared with 2016 primarily due to an increase in net income driven by increased revenues resulting from higher throughput volumes due to expansion of existing system and providing services to new areas and customers.
Net cash provided by operating activities increased during 2016 as compared with 2015 primarily due to an increase in net income driven by increased revenues resulting from higher throughput volumes partially offset by a decrease in accounts payable resulting from the timing of cash disbursements.
Cash used in investing activities increased during 2017 compared with 2016. Additions to property, plant and equipment were higher in 2017 primarily due to the construction of the Greeley Crescent gathering and fresh water delivery system as well as construction of the Delaware Basin gathering system. Additions to investments were also higher in 2017 due to our investment in the Advantage Joint Venture.

Cash used in investing activities decreased during 2016 as compared with 2015. Additions to property, plant and equipment were higher in 2015 primarily due to construction of East Pony crude oil gathering infrastructure and expansion of the Wells Ranch CGF, which were placed into service at the end of the first quarter of 2015.
Cash provided by financing activities increased during 2017 as compared with 2016. During 2017, our primary financing activities consisted of net borrowings under our revolving credit facility ($85 million), net proceeds from offerings ($312.6 million), contributions from noncontrolling interest owners ($105.9 million), a distribution to Noble for the cash consideration paid for the Contributed Assets ($245.0 million), distributions to our unitholders ($59.9 million), and distributions to noncontrolling interest owners ($21.7 million). During 2016, our primary financing activities consisted cash distributions to our Parent ($42.5 million), proceeds from the IPO of common units ($300.6 million), distributions to Noble subsequent to the IPO ($296.8 million), and distributions to noncontrolling interests ($10.1 million). The increase is primarily due to increased contributions from noncontrolling interest owners and net borrowings under our revolving credit facility.
During 2015, our sole financing activity was a cash contribution from our Parent ($11.7 million).
Revolving Credit Facility
On September 20, 2016, we entered into a credit agreement for a $350 million revolving credit facility. The borrowing capacity on the revolving credit facility may be increased by an additional $350 million subject to certain conditions including compliance with the covenants contained in the credit agreement and requisite commitments from existing or new lenders. The revolving credit facility is available to fund working capital and to finance acquisitions and expansion capital expenditures. As of December 31, 2017, $85 million was outstanding under our revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.
Capital Leases
We may also enter into capital lease arrangements for property or equipment to be used in our business. During third quarter 2016, we entered into a capital lease for a pond to be used in our fresh water delivery system. See Item 8. Financial Statements and Supplementary Data – Note 9. Commitments and Contingencies.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Contractual Obligations
The following table summarizes certain contractual obligations as of December 31, 2017 that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes.

Obligation	2018	2019 and 2020	2021 and 2022	2023 and Beyond	Total
(in thousands)
Omnibus Fee (1)	$6,850	$6,850	$—	$—	$13,700
Purchase Obligations (2)	160,559	—	—	—	160,559
Asset Retirement Obligations (3)	—	—	—	10,416	10,416
Capital Lease Obligations (4)	—	3,095	—	—	3,095
Credit Facility Commitment Fee(5)	700	1,400	525	—	2,625
Surface Lease Obligations (6)	90	180	182	221	673
Total Contractual Obligations	$168,199	$11,525	$707	$10,637	$191,068

(1)
Annual general and administrative fee we pay to Noble for certain administrative and operational support services being provided to us. The annual general and administrative fee cannot be increased until after the third anniversary of the IPO and will be redetermined annually thereafter. See Item 8. Financial Statements and Supplementary Data – Note 3. Transactions with Affiliates.

(2)
Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amount represents our obligations to materials for use in our capital projects. See Item 8. Financial Statements and Supplementary Data – Note 9. Commitments and Contingencies.

(3)	Asset Retirement Obligations are discounted. See Item 8. Financial Statements and Supplementary Data – Note 7. Asset Retirement Obligations.

(4)	Annual capital lease payments exclude regular maintenance and operational costs. See Item 8. Financial Statements and Supplementary Data – Note 9. Commitments and Contingencies.

(5)
Commitment fee associated with the unused portion of the revolving credit facility. The fee assumes unused capacity of $350 million for all periods presented with no borrowing capacity increases. See Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

(6)	Surface lease obligations represent annual payments to landowners. See Item 8. Financial Statements and Supplementary Data – Note 9. Commitments and Contingencies.
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

Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Gathering System Expenditures	$373,857	$30,020	$50,858
Fresh Water Delivery System Expenditures	16,469	2,564	11,278
Total Capital Expenditures	$390,326	$32,584	$62,136

Additions to Investments	$68,504	$147	$2,294
For the year ended December 31, 2017, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Delaware Basin and Mustang gathering systems, expansion of the Wells Ranch gathering system and construction of the connection from the Billy Miner I CGF in the Delaware Basin to the Advantage pipeline. Fresh water delivery system expenditures were primarily associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system.
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
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Under our current cash distribution policy, we intend to make distributions of at least the minimum quarterly distribution of $0.375 per unit for each whole quarter, or $1.50 per unit on an annualized basis, to the holders of our Common and Subordinated Units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On January 25, 2018, the board of directors of our General Partner declared a quarterly cash distribution of $0.4883 per limited partner unit. The distribution was paid on February 12, 2018, to unitholders of record on February 5, 2018. Also on February 12, 2018, a cash distribution of $0.5 million was paid to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated Unit.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.9 million per quarter, or $59.4 million million per year, based on the number of Common and Subordinated Units outstanding as of December 31, 2017.
We expect that if we are successful in executing our business strategy, we will grow our business in a steady and sustainable manner and distribute to our unitholders a portion of any increase in our cash available for distribution resulting from such growth. We expect our general partner may cause us to establish reserves for specific purposes, such as major capital expenditures or debt service payments, or may choose to generally reserve cash in the form of excess distribution coverage from time to time for the purpose of maintaining stability or growth in our quarterly distributions. In addition, our general partner may cause us to borrow amounts to fund distributions in quarters when we generate less cash than is necessary to sustain or grow our cash distributions per unit. Our cash distribution policy reflects a judgment that our unitholders will be better served by our distributing rather than retaining our cash available for distribution. The board of directors of our General Partner has considerable discretion to determine the amount of our available cash each quarter. In addition, the board of directors of our General Partner may change our cash distribution policy at any time.

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
Property, Plant and Equipment Property, plant and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing property, plant and equipment are capitalized. We capitalize construction-related direct labor and incremental costs, while repair and maintenance costs are expensed as incurred.
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
In assessing long-lived assets for impairments, our management evaluates changes in our business and economic conditions and their implications for recoverability of the assets’ carrying amounts. A substantial portion of our revenues arise from services provided to Noble. Therefore, significant downward revisions in reserve estimates or changes in future development plans by Noble, to the extent they affect our operations, may necessitate assessment of the carrying amount of our affected assets for recoverability.
Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by our customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. There have been no long-lived asset impairments. See Item 8. Financial Statements and Supplementary Data – Note 4. Property, Plant and Equipment.
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
In periods subsequent to initial measurement of the ARO, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of the asset. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through depreciation and amortization. Asset retirement obligations totaled $10.4 million at December 31, 2017. See Item 8. Financial Statements and Supplementary Data – Note 7. Asset Retirement Obligations.

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
Interest Rate Risk
As of December 31, 2017, $85 million was outstanding under our revolving credit facility. If we assume an average debt level of $100 million, comprised of funds drawn on the revolving credit facility, an increase of one percentage point in the interest rates will result in an increase in annual interest expense of $1 million. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
Credit Risk
We derive a substantial portion of our revenue from Noble and we expect to derive a substantial majority of our revenue from Noble for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Noble’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.
We are subject to the risk of non-payment or non-performance by Noble, including with respect to our commercial agreements, which do not contain minimum volume commitments. Furthermore, we cannot predict the extent to which Noble’s businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on Noble’s ability to execute its drilling and development plan on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by Noble under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the minimum quarterly distribution rate or at all.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or processes may deteriorate.
As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017 which is included herein.

Noble Midstream Partners LP

Report of Independent Registered Public Accounting Firm
The Board of Directors of Noble Midstream GP LLC and
Unitholders of Noble Midstream Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Midstream Partners LP (including its Predecessor as defined in note 1 and collectively, the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2015.

Houston, Texas
February 20, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors of Noble Midstream GP LLC and
Unitholders of Noble Midstream Partners LP:

Opinion on Internal Control Over Financial Reporting
We have audited Noble Midstream Partner LP’s (including its Predecessor as defined in Note 1 and collectively, the Partnership) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statement of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Houston, Texas
February 20, 2018

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Midstream Services — Affiliate	$224,401	$160,724	$87,837
Midstream Services — Third Party	14,880	—	—
Total Revenues	239,281	160,724	87,837
Costs and Expenses
Direct Operating	54,007	29,107	16,933
Depreciation and Amortization	12,953	9,066	6,891
General and Administrative	13,396	9,914	2,771
Total Operating Expenses	80,356	48,087	26,595
Operating Income	158,925	112,637	61,242
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	1,603	3,373	4,595
Investment Income	(6,334)	(4,526)	(4,621)
Total Other (Income) Expense	(4,731)	(1,153)	(26)
Income Before Income Taxes	163,656	113,790	61,268
Income Tax Provision	20	28,288	23,226
Net Income	163,636	85,502	$38,042
Less: Net Income Prior to the IPO on September 20, 2016	—	45,990	N/A
Net Income Subsequent to the IPO on September 20, 2016	163,636	39,512	N/A
Less: Net Income Attributable to Noncontrolling Interests	23,064	11,054	N/A
Net Income Attributable to Noble Midstream Partners LP	$140,572	$28,458	N/A
Less: Net Income Attributable to Incentive Distribution Rights	835	—	N/A
Net Income Attributable to Limited Partners	$139,737	$28,458	N/A

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$4.10	$0.89	N/A
Subordinated Units	$4.10	$0.89	N/A

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	18,192	15,903	N/A
Subordinated Units	15,903	15,903	N/A

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	18,204	15,903	N/A
Subordinated Units	15,903	15,903	N/A

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$18,026	$57,421
Restricted Cash	37,505	—
Accounts Receivable — Affiliate	27,539	19,191
Accounts Receivable — Third Party	2,641	—
Other Current Assets	389	380
Total Current Assets	86,100	76,992
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	706,039	311,045
Less: Accumulated Depreciation and Amortization	(44,271)	(31,642)
Total Property, Plant and Equipment, Net	661,768	279,403
Investments	80,461	11,151
Deferred Charges	1,429	1,813
Total Assets	$829,758	$369,359
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$1,616	$1,452
Accounts Payable — Trade	109,893	12,501
Current Portion of Capital Lease	—	4,786
Ad Valorem Tax	1,137	1,187
Other Current Liabilities	1,739	430
Total Current Liabilities	114,385	20,356
Long-Term Liabilities
Long-Term Debt	85,000	—
Asset Retirement Obligations	10,416	5,415
Long-Term Portion of Capital Lease	3,142	—
Other Long-Term Liabilities	585	683
Total Liabilities	213,528	26,454
EQUITY
Partners’ Equity
Limited Partner
Common Units (23,712 and 15,903 units outstanding, respectively)	642,616	308,338
Subordinated Units (15,903 units outstanding)	(168,136)	(36,799)
General Partner	520	—
Total Partners’ Equity	475,000	271,539
Noncontrolling Interests	141,230	71,366
Total Equity	616,230	342,905
Total Liabilities and Equity	$829,758	$369,359

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net Income	$163,636	$85,502	$38,042
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	12,953	9,066	6,891
Deferred Income Taxes	—	28,288	23,062
Income from Equity Method Investee	(1,779)	—	—
Unit-Based Compensation	790	42	—
Other Adjustments for Noncash Items Included in Income	384	226	145
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(12,293)	(4,637)	(13,250)
Increase (Decrease) in Accounts Payable	1,384	(104)	14,812
Other Operating Assets and Liabilities, Net	1,150	68	(308)
Net Cash Provided by Operating Activities	166,225	118,451	69,394
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(294,664)	(41,115)	(53,259)
Additions to Investments	(68,504)	(147)	(2,294)
Distributions from Cost Method Investee	973	1,275	1,092
Deposit for Acquisition	(18,750)	—	—
Proceeds from Asset Sale — Affiliate	—	1,850	—
Net Cash Used in Investing Activities	(380,945)	(38,137)	(54,461)
Cash Flows From Financing Activities
Distributions to Parent	—	(42,480)	—
Contributions from Parent	—	1,036	11,679
Proceeds from IPO, Net of Cash Offering Costs	—	300,625	—
Distribution to Noble Subsequent to the IPO	—	(296,820)	—
Revolving Credit Facility Origination Fees and Expenses Paid	—	(1,920)	—
Distributions to Noncontrolling Interests	(21,737)	(10,057)	—
Cash Contributions from Noncontrolling Interests	105,932	325	—
Borrowings Under Revolving Credit Facility	325,000	—	—
Repayment of Revolving Credit Facility	(240,000)	—	—
Proceeds from Offerings, Net of Cash Offering Costs	312,579	—	—
Distribution to Noble for Contributed Assets	(245,000)	—	—
Distributions to Unitholders	(59,917)	—	—
Repayment of Capital Lease Obligation	(1,532)	(214)	—
Net Cash Provided by (Used in) Financing Activities	175,325	(49,505)	11,679
(Decrease) Increase in Cash and Cash Equivalents	(39,395)	30,809	26,612
Cash and Cash Equivalents at Beginning of Period	57,421	26,612	—
Cash and Cash Equivalents at End of Period	$18,026	$57,421	$26,612
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands)

	Predecessor	Partnership
	Parent Net Investment	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2014	$213,673	$—	$—	$—	$—	$213,673
Net Income	38,042	—	—	—	—	38,042
Contributions from Parent	11,824	—	—	—	—	11,824
December 31, 2015	$263,539	$—	$—	$—	$—	$263,539
Net Income, January 1, 2016 to September 19, 2016	45,990	—	—	—	—	45,990
Contributions from Parent	1,155	—	—	—	—	1,155
Distributions to Parent	(42,480)	—	—	—	—	(42,480)
September 19, 2016 (Prior to the IPO)	$268,204	$—	$—	$—	$—	$268,204
Elimination of Current and Deferred Tax Liability	41,428		—	—	—	41,428
Allocation of Net Investment to Unitholders	(309,632)	21,112	219,779	—	68,741	—
Proceeds from IPO, Net of Offering Costs	—	298,968	—	—	—	298,968
Proceeds from IPO Distributed to Noble	—	(26,013)	(270,807)	—	—	(296,820)
Net Income, Subsequent to the IPO on September 20, 2016	—	14,229	14,229	—	11,054	39,512
Unit-Based Compensation	—	42	—	—	—	42
Contributions from Noncontrolling Interests(1)	—	—	—	—	1,628	1,628
Distributions to Noncontrolling Interests	—	—	—	—	(10,057)	(10,057)
December 31, 2016	$—	$308,338	$(36,799)	$—	$71,366	$342,905
Net Income	—	75,076	64,661	835	23,064	163,636
Contributions from Noncontrolling Interests	—	—	—	—	123,381	123,381
Distributions to Noncontrolling Interests	—	—	—	—	(21,737)	(21,737)
Distributions to Unitholders	—	(31,672)	(27,930)	(315)	—	(59,917)
Net Proceeds from Offerings	—	312,172	—	—	—	312,172
Distribution to Noble for Contributed Assets	—	(28,459)	(216,541)	—	—	(245,000)
Contributed Assets Transfer from Noble	—	6,371	48,473	—	(54,844)	—
Unit-Based Compensation	—	790	—	—	—	790
December 31, 2017	$—	$642,616	$(168,136)	$520	$141,230	$616,230

(1)	Includes an outstanding cash call as of December 31, 2016.

The accompanying notes are an integral part of these financial statements.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations
Organization We are a growth-oriented Delaware master limited partnership formed in December 2014 by Noble to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin and the Delaware Basin.
Initial Public Offering On September 20, 2016, we completed the IPO of 14,375,000 common units representing limited partner interests in the Partnership (common units), which included 1,875,000 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price to the public of $22.50 per common unit ($21.20625 per common unit, net of underwriting discounts). In connection with the IPO, Noble contributed ownership interests in certain DevCos and a 3.33% ownership interest in White Cliffs. The ownership interests in the DevCos, together with the White Cliffs Interest, are referred to collectively as the Contributed Businesses.
Advantage Joint Venture Trinity River DevCo LLC, an indirect wholly owned subsidiary of the Partnership, and Plains Pipeline, L.P. (Plains), a wholly owned subsidiary of Plains All American Pipeline, L.P., completed the acquisition of Advantage Pipeline, L.L.C. (Advantage) for $133 million through a newly formed 50/50 joint venture (the Advantage Joint Venture). Trinity River DevCo LLC contributed $66.8 million of cash in exchange for its 50% interest in the Advantage Joint Venture. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with 150,000 barrels of daily shipping capacity and 490,000 barrels of storage capacity. The Partnership funded the acquisition with a combination of borrowings under our revolving credit facility and from cash on hand. The transaction closed on April 3, 2017. See Note 5. Investments.
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
Prior to the acquisition of the Contributed Assets, the Contributed Assets were reflected as noncontrolling interests in the Partnership’s consolidated financial statements. As the Partnership acquired additional interests in already-consolidated entities, the acquisition did not result in a change in reporting entity, as defined under the FASB Accounting Standards Codification Topic 805, Business Combinations, and was accounted for on a prospective basis. Therefore, beginning June 26, 2017, the Partnership’s consolidated financial statements reflect its 100% ownership interest in Colorado River DevCo LP and its 40% ownership interest in Blanco River DevCo LP.
Private Placement On June 20, 2017, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors, pursuant to which the Partnership agreed to sell 3,525,000 common units in a private placement for gross proceeds of approximately $142.6 million (the Private Placement). Net proceeds totaled approximately $138.0 million, after deducting offering expenses of approximately $4.6 million. The closing of the Private Placement occurred on June 26, 2017.
Black Diamond Gathering LLC On December 12, 2017, Black Diamond Gathering LLC (Black Diamond), formed by Black Diamond Gathering Holdings LLC (the Noble Member), a wholly-owned subsidiary of the Partnership, and Greenfield Midstream, LLC, an EnCap Flatrock Midstream portfolio company (the Greenfield Member), entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with Saddle Butte Pipeline II, LLC (Seller), pursuant to which Black Diamond agreed to acquire (the Acquisition) all of the issued and outstanding limited liability company interests in Saddle Butte Rockies Midstream, LLC and certain affiliates (collectively, Saddle Butte). We will serve as the operator of the Saddle Butte system which includes a large-scale integrated gathering system located in the core of the DJ Basin with approximately 160 miles of pipeline in operation and delivery capacity of approximately 300 MBbl/d. Saddle Butte has approximately 141,000 dedicated acres from six customers under fixed fee arrangements. The acquisition closed on January 31, 2018. See Note 14. Subsequent Events.
Unit Offering On December 12, 2017, the Partnership entered into an Underwriting Agreement (the Underwriting Agreement) by and among the Partnership, our General Partner, and Citigroup Global Markets Inc., as representative of the several underwriters named therein (the Underwriters), providing for the offer and sale by the Partnership, and the purchase by the

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Underwriters of 3,680,000 common units, which includes 480,000 common units issued pursuant to the Underwriters’ exercise of their option to purchase additional Common Units, at a price of $47.50 per common unit (the Unit Offering). Net proceeds totaled approximately $174.1 million, after deducting offering expenses of approximately $0.7 million. The closing of the Unit Offering occurred on December 15, 2017.
Partnership Assets Our assets consist of ownership interests in certain DevCos and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	Current Status of Asset	NBLX Ownership	Noncontrolling Interest(1)
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Operational Operational Operational	100%	N/A
San Juan River DevCo LP	East Pony IDP (DJ Basin)	Water Services	Operational	25%	75%
Green River DevCo LP	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	Planning Planning Partially Operational	25%	75%
Laramie River DevCo LP	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Operational	100%	N/A
Blanco River DevCo LP	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	40%	60%
Gunnison River DevCo LP	Bronco IDP (DJ Basin)	Crude Oil Gathering Water Services	Future Development	5%	95%
Trinity River DevCo LLC(2)	Delaware Basin	Crude Oil Transmission Gas Compression	Operational	100%	N/A

(1)	The noncontrolling interest represents Noble’s retained ownership interest in each DevCo.

(2)	Trinity River DevCo LLC owns the interest in the Advantage Joint Venture.
Additionally, we own a 3.33% ownership interest in White Cliffs as well as a 50% interest in the Advantage Joint Venture.
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

Note 2. Summary of Significant Accounting Policies and Basis of Presentation
Basis of Presentation and Consolidation   The accompanying consolidated financial statements for periods prior to September 20, 2016 represent the Contributed Businesses as the accounting Predecessor to the Partnership, presented on a carve-out basis of Noble’s historical ownership of the Predecessor. The Predecessor financial statements have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as Parent Net Investment, in lieu of partners’ equity, in the accompanying Consolidated Statement of Changes in Equity for years prior to December 31, 2016. All intercompany balances and transactions have been eliminated upon consolidation.
The Partnership has no items of other comprehensive income or loss; therefore, its net income is identical to its comprehensive income.
Variable Interest Entities  Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as General Partner. We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, each DevCo is considered a variable interest entity (VIE). Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos in our financial statements. A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our investment in the Advantage Joint Venture is owned by Trinity River DevCo LLC, all financial statement activity associated with our investment is captured within the Investments and Other reportable segment. See Note 8. Segment Information.
Our consolidated financial statements include the accounts of Black Diamond, which we control. We have determined that the partners with equity at risk in Black Diamond lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, Black Diamond is considered a VIE. Through our majority representation on the Black Diamond company board of directors as well as our responsibility as operator of the acquired system, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Black Diamond in our financial statements.
Equity Method of Accounting Although we serve as the operator of the Advantage system, our operating agreements empower the Advantage board, split between us and Plains, to direct the activities that most significantly affect the long-term economic performance of the entity, primarily the oversight of the commercial function and approval of expansion capital. As a result, our investment in the Advantage Joint Venture does not require consolidation under the VIE consolidation model. We use the equity method of accounting for our investment in the Advantage Joint Venture, as we do not control, but do exert significant influence over, its operations. Under the equity method of accounting, initially we record the investment at our cost. Differences in the cost, or basis, of the investment and the net asset value of the investee will be amortized into earnings over the remaining useful life of the underlying assets. See Note 5. Investments.
Cost Method of Accounting We use the cost method of accounting for our White Cliffs Interest as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs Pipeline L.L.C. as investment income in our consolidated statements of operations to the extent there is net income and record cash distributions in excess of our ratable share of earnings as return of investment. See Note 5. Investments.
Noncontrolling Interests We present our consolidated financial statements with a noncontrolling interest section representing Noble’s retained ownership our DevCos as well as Greenfield Member's ownership of Black Diamond.
Segment Information   Accounting policies for reportable segments are the same as those described in this footnote. Transfers between segments are accounted for at market value. We do not consider interest income and expense or income tax benefit or expense in our evaluation of the performance of reportable segments. See Note 8. Segment Information.
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
Property, Plant and Equipment Property and equipment primarily consists of crude oil and natural gas gathering systems, produced water collection, gathering, and cleaning systems, fresh water storage and delivery systems and crude oil treating facilities. Property and equipment is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired.
Capitalized Interest We capitalize construction-related direct labor and incremental costs, such as interest expense. Capitalized interest totaled $2.5 million in 2017, $0.8 million in 2016, and $2.5 million in 2015. Repair and maintenance costs are expensed as incurred.
Depreciation Depreciation is computed over the asset’s estimated useful life using the straight line method based on estimated useful lives and asset salvage values. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted average life of our long-lived assets is 30 years. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation and amortization expense. See Note 4. Property, Plant and Equipment.
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
We evaluate our ability to recover the carrying amounts of long-lived assets and determine whether such long-lived assets have been impaired. Impairment exists when the carrying value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. When the carrying amount of a long-lived asset exceeds its estimated undiscounted future cash flows, the carrying amount of the asset is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. No impairments have been recorded through December 31, 2017.
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
In periods subsequent to initial measurement of the ARO, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of the asset. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through depreciation and amortization. See Note 7. Asset Retirement Obligations.
Impairment of Investments We routinely assess our investments for impairment whenever changes in facts and circumstances indicate a loss in value has occurred. When impairment indicators exist, the fair value is estimated and compared to the investment carrying amount. When the carrying amount of an investment exceeds its estimated undiscounted future cash flows, the carrying amount of the investment is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. No impairments have been recorded through December 31, 2017.
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
Restricted Cash  Represents approximately $37.5 million held in escrow at December 31, 2017 for the purchase of Saddle Butte. See Note 1. Organization and Nature of Operations.
Transactions with Affiliates Transactions between Noble, its affiliates and us have been identified in the consolidated financial statements as transactions with affiliates. See Note 3. Transactions with Affiliates.
Debt Origination Fees and Expenses Debt origination fees and expenses of $1.9 million associated with our Revolving Credit Facility are included in deferred charges and amortized on a straight line basis over the five-year term. Amortization is included in interest expense. See Note 6. Long-Term Debt.
Capital Lease Obligation   We entered into a capital lease for a pond to be used in our fresh water delivery system. The amount of the capital lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments. See Note 9. Commitments and Contingencies.
Unit-Based Compensation Unit-based compensation issued to individuals providing services to us is recorded at grant-date fair value. Expense is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award) in the consolidated statements of operations. See Note 10. Unit-Based Compensation.
Income Taxes We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income, and accordingly for the periods subsequent to the IPO, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. During 2017, we commenced operations in the Delaware Basin and are subject to a Texas Margin Tax.
For periods prior to the IPO, our consolidated financial statements include a provision for tax expense on income related to the assets that Noble contributed to the Partnership at the IPO date. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. See Note 13. Income Taxes.
Litigation and Other Contingencies We may become subject to legal proceedings, claims and liabilities that will arise in the ordinary course of business. We will accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 9. Commitments and Contingencies.
Supplemental Cash Flow Information We accrued $99.8 million and $3.9 million related to midstream capital expenditures as of December 31, 2017 and 2016, respectively.
Greenfield Member contributed approximately $18.8 million of the amount held in escrow at December 31, 2017 for the purchase of Saddle Butte.
Immediately prior to closing of the IPO, the Partnership recorded an adjustment to equity of $41.4 million for the elimination of current and deferred tax liabilities, representing a significant non-cash activity.
Cash interest paid totaled $3.7 million and $0.2 million for the years ended December 31, 2017 and December 31, 2016, respectively. Prior to closing of the IPO, interest expense was allocated to us from Noble.
Concentration of Credit Risk For the year ended December 31, 2017, 94% of our revenues are from Noble and its affiliates. For all other periods presented, 100% of our revenues are from Noble and its affiliates.
Recently Issued Accounting Standards
Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09) Compensation - Stock Compensation (Topic 718). The purpose of this update is to provide clarity as to which modifications of awards require modification accounting under Topic 718, whereas previously issued guidance frequently resulted in varying interpretations and a diversity of practice. Under ASU 2017-09, an entity should employ modification accounting unless the following items are met: (1) the fair value of the award is the same immediately before and after the award is modified; (2) the vesting conditions are the same under both the modified award and the original award; and (3) the classification of the modified award is the same as the original award, either equity or liability. Regardless of whether modification accounting is utilized, award disclosure requirements under Topic 718 remain unchanged. ASU 2017-09 will be effective for annual or any interim periods beginning after December 15, 2017. We do not believe adoption of ASU 2017-09 will have a material impact on our financial statements. We will adopt the new standard on the effective date of January 1, 2018.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Business Combinations – Clarifying the Definition of a Business In January 2017, the FASB issued Account Standards Update No. 2017-01 (ASU 2017-01): Business Combinations - Clarifying the Definition of a Business, that assists in determining whether certain transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment provides a screen to be applied to the fair value of an acquisition or disposal to evaluate whether the assets in question are simply assets or if they meet the definition of a business. If the screen is not met, no further evaluation is needed. If the screen is met, certain steps are subsequently taken to make the determination. This ASU is effective for annual and interim periods beginning after December 15, 2017 and is required to be applied prospectively. We will adopt the new standard on the effective date of January 1, 2018.
Statement of Cash Flows – Restricted Cash In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18): Statement of Cash Flows - Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We will adopt the new standard on the effective date of January 1, 2018. Under the provisions of ASU 2016-18, we will no longer reflect a cash outflow for cash becoming restricted. Additionally, the statement of cash flows will reconcile changes in both cash and restricted cash. Based on the balance of restricted cash as of December 31, 2017, adoption of ASU 2016-18 will have a material impact on our consolidated statement of cash flows and related disclosures.
Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15): Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, to clarify how eight specific cash receipt and cash payment transactions should be presented in the statement of cash flows. ASU 2016-15 will be effective for annual and interim periods beginning after December 15, 2017, with earlier application permitted. We will adopt the new standard on the effective date of January 1, 2018.
Leases In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted. In the normal course of business, we enter into capital and operating lease agreements to support our operations and may lease water-related, field-related and other assets. At this time, we cannot reasonably estimate the financial impact ASU 2016-02 will have on our financial statements; however, we believe adoption and implementation of ASU 2016-02 will likely materially impact our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities. As part of our assessment to date, we have formed an implementation work team, prepared educational and training materials pertinent to ASU 2016-02 and have begun contract review and documentation.
Revenue Recognition In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers. In summary, revenue recognition would occur upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition.
We continue to evaluate the impact of ASU 2014-09 on our accounting policies, internal controls, and consolidated financial statements and related disclosures. We have performed a review of contracts for each of our revenue streams and are developing accounting policies to address the provisions of ASU 2014-09. We have evaluated the impact on the presentation of our future revenues and expenses under the gross-versus-net presentation guidance. Based upon assessments performed to date, we do not expect ASU 2014-09 to have an effect on the timing of revenue recognition or our financial position. We will adopt the new standard on the effective date of January 1, 2018. After adoption of ASU 2015-09, we will begin to net certain immaterial revenues and expenses using the modified retrospective approach in accordance with the gross-versus-net presentation guidance.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 3. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Crude Oil, Natural Gas and Produced Water Gathering	$142,864	$94,160	$56,042
Fresh Water Delivery	75,860	60,001	27,097
Crude Oil Treating	4,473	5,371	4,403
Other	1,204	1,192	295
Total Midstream Services — Affiliate	$224,401	$160,724	$87,837
Expenses General and administrative expense consists of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
General and Administrative Expense — Affiliate	$7,323	$6,984	$2,285
General and Administrative Expense — Third Party	6,073	2,930	486
Total General and Administrative Expense	$13,396	$9,914	$2,771
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

Under each of these commercial agreements, the volumetric fees we charge Noble (other than pass through fees) are automatically increased each calendar year by 2.5%, expect for Blanco River DevCo LP Natural Gas Gathering. The volumetric fee for Blanco Gas Gathering is automatically increased by the Consumer Price Index (CPI) for the previous year; provided, however, that no such increase may exceed 2.5% for any given year. In addition, we will propose a redetermination of the fees charged under our various systems on an annual basis, taking into account, among other things, expected capital expenditures necessary to provide our services under the applicable development plan. However, if we and Noble are unable to agree on a fee redetermination (other than the automatic annual adjustment), the prior fee will remain in effect, which in effect allows Noble to unilaterally exercise control over the decision of whether to change the fee.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Omnibus Agreement Our omnibus agreement with Noble provides for:

•
our payment of an annual general and administrative fee, initially in the amount of $6.9 million (prorated for the first year of service), for the provision of certain services by Noble and its affiliates, which fee cannot be increased until after the third anniversary of the IPO with annual redetermination thereafter;

•
our right of first refusal on existing Noble and future Noble acquired assets and the right to provide certain services, including the right to provide crude oil gathering, natural gas gathering and processing, and water services on certain acreage owned, or to be acquired, by Noble;

•	our right of first offer to acquire Noble’s retained interests in each of the development companies; and

•
an indemnity by Noble for certain environmental and other liabilities, and our obligation to indemnify Noble for events and conditions associated with the operations of its assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us.

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

•	an initial term of 15 years and automatic extensions for successive renewal terms of one year each, unless terminated by either party.

Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	December 31, 2017	December 31, 2016
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$451,275	$201,323
Fresh Water Delivery System (1)	76,745	56,792
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (2)	157,920	32,831
Total Property, Plant and Equipment, at Cost	706,039	311,045
Accumulated Depreciation and Amortization	(44,271)	(31,642)
Property, Plant and Equipment, Net	$661,768	$279,403

(1)	Fresh water delivery system assets at December 31, 2017 and December 31, 2016 include $5 million related to a leased pond accounted for as a capital lease. See Note 9. Commitments and Contingencies.

(2)
Construction-in-progress at December 31, 2017 primarily includes $157.4 million in gathering system projects and $0.5 million in fresh water delivery system projects. Construction-in-progress at December 31, 2016 primarily includes $27.6 million in gathering system projects and $5.2 million in fresh water delivery system projects.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 5. Investments
The following table presents our investments at the dates indicated:

(in thousands)	December 31, 2017	December 31, 2016
Advantage Joint Venture (1)	$70,283	$—
White Cliffs Interest	10,178	11,151
Total Investments	$80,461	$11,151

(1)	We capitalized $1.7 million in acquisition related expenses that are included in the basis of the investment. As of December 31, 2017, $1.6 million in acquisition related expenses remains unamortized.
The following table presents our investment income for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Advantage Joint Venture (1)	$1,779	$—	$—
White Cliffs Interest	4,088	4,526	4,621
Other (2)	467	—	—
Total Investment Income	$6,334	$4,526	$4,621

(1)
Includes the amortization of acquisition related expenses. As we completed the Advantage acquisition on April 3, 2017, the year-to-date results are for the period beginning on April 3, 2017 and ending on December 31, 2017.

(2)	Represents income associated with our fee for serving as the operator of the Advantage Joint Venture. The fee totals approximately $0.7 million per year.
Summarized, 100% combined balance sheet financial information for the Advantage Joint Venture at the date indicated:

(in thousands)	December 31, 2017
Current Assets	$9,271
Noncurrent Assets	131,217
Current Liabilities	3,200
Noncurrent Liabilities	$4
Summarized, 100% combined statement of operations information for the Advantage Joint Venture for the periods indicated:

(in thousands)	Year Ended December 31, 2017 (1)
Operating Revenues	$11,034
Operating Expenses	7,358
Income Before Taxes	3,676
Income Tax Expense	35
Net Income	$3,641

(1)	As we completed the Advantage acquisition on April 3, 2017, the year-to-date results are for the period beginning on April 3, 2017 and ending on December 31, 2017.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 6. Long-Term Debt
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
There were no amounts outstanding under the revolving credit facility as of December 31, 2016. As of December 31, 2017, $85 million was outstanding under our revolving credit facility. During the year ended December 31, 2017, borrowings under our revolving credit facility were primarily used to fund portions of our construction activities, the Advantage acquisition, and the cash consideration for the Contributed Assets.
Borrowings under the revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) in the case of base rate borrowings, a rate equal to the highest of (1) the prime rate, (2) the greater of the federal funds rate or the overnight bank funding rate, plus 0.5% and (3) the LIBOR for an interest period of one month plus 1.0%; or (b) in the case of LIBOR borrowings, the offered rate per annum for deposits of dollars for the applicable interest period.
Interest was incurred on the revolving credit facility at a weighted average annual interest rate of 2.5% during the year ended December 31, 2017. The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. As of December 31, 2016 and December 31, 2017, the commitment fee rate was 0.2%. Unamortized debt issuance costs totaled $1.8 million and $1.4 million as of December 31, 2016 and December 31, 2017, respectively.
The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter, including a (1) consolidated leverage ratio to consolidated adjusted earnings before interest expense, income taxes, depreciation and amortization (EBITDA) and (2) consolidated interest coverage ratio. The Partnership was in compliance with such covenants as of December 31, 2017.
Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
On January 31, 2018, the Partnership increased the capacity on our revolving credit facility. See Note 14. Subsequent Events.

Note 7. Asset Retirement Obligations
ARO consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in ARO are as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Asset Retirement Obligations, Beginning Balance	$5,415	$3,612
Liabilities Incurred	4,828	365
Revision of Estimate	(151)	1,224
Accretion Expense (1)	324	214
Asset Retirement Obligations, Ending Balance	$10,416	$5,415

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statement of operations.
Liabilities incurred in 2017 were primarily related to our Billy Miner I and Jesse James CGFs in the Delaware Basin as well as the expansion of our gathering systems in the Delaware Basin and Greeley Crescent IDP area.
Liabilities incurred in 2016 were primarily related to the expansion of the gathering systems in the Wells Ranch IDP area. Revisions in 2016 were primarily due to changes in estimated costs for future abandonment activities of our gathering systems in the Wells Ranch and East Pony IDP areas.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 8. Segment Information
Our operations are located in the U.S. and are organized into the following reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering as well as crude oil treating), Fresh Water Delivery, and Investments and Other. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services. Our reportable segments comprise the structure used to make key operating decisions and assess performance.
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems(1)	Fresh Water Delivery(1)	Investments and Other (1) (2)	Consolidated
Year Ended December 31, 2017
Midstream Services — Affiliate	$148,541	$75,860	$—	$224,401
Midstream Services — Third Party	3,971	10,909	—	14,880
Total Midstream Services Revenues	152,512	86,769	—	239,281
Direct Operating Expense	37,138	16,011	858	54,007
Depreciation and Amortization	10,687	2,266	—	12,953
Income (Loss) Before Income Taxes	104,687	68,492	(9,523)	163,656
Year Ended December 31, 2016
Midstream Services — Affiliate	$100,723	$60,001	$—	$160,724
Direct Operating Expense	14,443	14,390	274	29,107
Depreciation and Amortization	7,361	1,705	—	9,066
Income (Loss) Before Income Taxes	78,919	43,906	(9,035)	113,790
Year Ended December 31, 2015
Midstream Services — Affiliate	$60,740	$27,097	$—	$87,837
Direct Operating Expense	13,806	2,595	532	16,933
Depreciation and Amortization	5,288	1,603	—	6,891
Income (Loss) Before Income Taxes	41,646	22,899	(3,277)	61,268
December 31, 2017
Total Assets	$593,590	$68,178	$167,990	$829,758
Additions to Long-Lived Assets	373,857	16,469	—	390,326
December 31, 2016
Total Assets	$224,861	$54,542	$89,956	$369,359
Additions to Long-Lived Assets	30,020	2,564	—	32,584
December 31, 2015
Total Assets	$201,744	$49,189	$54,385	$305,318
Additions to Long-Lived Assets	50,858	11,278	—	62,136

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
For periods prior to the IPO, we were part of Noble’s integrated business. In the ordinary course of business, Noble is from time to time party to various judicial and administrative proceedings. As of December 31, 2017 and December 31, 2016, we did not have accrued liabilities for any legal contingencies related to us.
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
Capital Lease During third quarter 2016, we leased a pond for use in our fresh water delivery system. We are accounting for the lease as a capital lease. During 2017, we reclassified the obligation from current to long-term on the consolidated balance sheet to reflect our estimate of the timing of future cash payments. The discounted present value of future minimum lease payments totals approximately $3.1 million as of December 31, 2017.
Minimum commitments as of December 31, 2017 are as follows:

(in thousands)	Surface Lease Obligations	Purchase Obligations(1)	Future Minimum Capital Lease Payments	Omnibus Fee(2)
2018	$90	$160,559	$—	$6,850
2019	90	—	3,095	6,850
2020	90	—	—	—
2021	91	—	—	—
2022	91	—	—	—
2023 and Beyond	221	—	—	—
Total	$673	$160,559	$3,095	$13,700

(1)
Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amount represents the obligation to purchase materials for use in our capital projects.

(2)
Annual general and administrative fee we pay to Noble for certain administrative and operational support services being provided to us. The annual general and administrative fee cannot be increased until after the third anniversary of the IPO and will be redetermined annually thereafter.

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
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of common units will be available for delivery pursuant to other awards. As of December 31, 2017, 1,817,428 common units are available for future grant under the LTIP.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Restricted unit activity for the year ended December 31, 2017 was as follows:

	Number of Units	Weighted Average Award Date Fair Value
Awarded and Unvested Units at December 31, 2016	7,868	$30.50
Awarded	34,704	45.10
Vested	(7,868)	30.50
Awarded and Unvested Units at December 31, 2017	34,704	$45.10
As of December 31, 2017, $1.0 million of compensation cost related to all of our unvested restricted units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.75 years.

Note 11. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2016(2)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$—	$13,782
Q1 2017	May 8, 2017	May 16, 2017	$0.4108	$6,533	$6,533	$—	$13,066
Q2 2017	August 7, 2017	August 14, 2017	$0.4457	$8,909	$7,088	$92	$16,089
Q3 2017	November 6, 2017	November 13, 2017	$0.4665	$9,330	$7,418	$223	$16,971

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the LTIP.

(2)
The distribution for the fourth quarter 2016 is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the IPO on September 20, 2016 and ending on September 30, 2016.

Incentive Distribution Rights Noble currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50%, of the available cash we distribute from operating surplus in excess of $0.4313 per unit per quarter. The maximum distribution of 50% does not include any distributions that Noble may receive on Common Units or Subordinated Units that it owns.
Cash Distributions On January 25, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.4883 per limited partner unit. The distribution was paid on February 12, 2018, to unitholders of record on February 5, 2018. Also on February 12, 2018, a cash distribution of $0.5 million was paid to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated unit.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 12. Net Income Per Limited Partner Unit
The Partnership’s net income is attributed to limited partners, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to Noble, the holder of our IDRs. The Common and Subordinated unitholders represent an aggregate 100% limited partner interest in us. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain target levels, Noble, as the holder of our IDRs, is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to Noble than to the holders of Common and Subordinated Units.
Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include Common Units, Subordinated Units and IDRs.
Basic and diluted net income per limited partner Common and Subordinated Unit is computed by dividing the respective limited partners’ interest in net income for the period by the weighted-average number of Common and Subordinated Units outstanding for the period. Diluted net income per limited partner Common and Subordinated Unit reflects the potential dilution that could occur if agreements to issue Common Units, such as awards under the LTIP, were settled or converted into Common Units. When it is determined that potential Common Units resulting from an award should be included in the diluted net income per limited partner Common and Subordinated Unit calculation, the impact is reflected by applying the treasury stock method.
Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Net Income Attributable to Noble Midstream Partners LP	$140,572	$28,458
Less: Net Income Attributable to Incentive Distribution Rights	835	—
Net Income Attributable to Limited Partners	$139,737	$28,458

Net Income Allocable to Common Units	$75,076	$14,229
Net Income Allocable to Subordinated Units	64,661	14,229
Net Income Attributable to Limited Partners	$139,737	$28,458

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$4.10	$0.89
Subordinated Units	$4.10	$0.89

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	18,192	15,903
Subordinated Units	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	18,204	15,903
Subordinated Units	15,903	15,903

Antidilutive Restricted Units	4	—

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

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
We recorded a de minimis state tax provision for the year ended December 31, 2017 associated with a Texas Margin Tax. The income tax provision for the years ended December 31, 2016 and December 31, 2015 consists of the following:

	Year Ended December 31,
(in thousands)	2016	2015
Current	$15,450	$164
Deferred	12,838	23,062
Total Income Tax Provision	$28,288	$23,226
Effective Tax Rate	24.9%	37.9%
The increase in income tax expense for the year ended December 31, 2016 as compared with the year ended December 31, 2015 was primarily due to an increase in income before income taxes earned prior to the IPO, which is subject to federal and state income tax. The increase in income tax expense was partially offset by the impact of the Partnership’s non-taxable status for the period beginning on the IPO date and ending on December 31, 2016.
Our effective tax rate for the year ended December 31, 2016 varied as compared with the year ended December 31, 2015 primarily due to the Partnership’s U.S. federal income tax status as a non-taxable entity for the period subsequent to the IPO. The effective tax rate for the period beginning on January 1, 2016 and ending on the IPO date was 38.1%.
See Note 2. Summary of Significant Accounting Policies and Basis of Presentation above for discussion of elimination of current and deferred tax liabilities prior to the IPO.

Note 14. Subsequent Events
On January 31, 2018, Black Diamond completed the Acquisition of Saddle Butte from Saddle Butte Pipeline II, LLC (Seller). The aggregate purchase price for the Acquisition was approximately $638.5 million in cash, which included certain pre-closing adjustments made in proportion to each party’s respective ownership interest. The purchase price is subject to customary adjustments following closing. Noble Member and Greenfield Member funded their share of the purchase price, approximately $319.9 million and $318.6 million, respectively, through contributions to Black Diamond. Noble Member funded its share of the purchase price through a combination of cash on hand, proceeds from the Unit Offering and borrowings under its revolving credit facility. In accordance with the Black Diamond Gathering LLC Agreement, Noble Member received a 54.4% equity ownership interest in Black Diamond and Greenfield Member received a 45.6% equity ownership interest in Black Diamond. In addition to the payment to the Sell, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (PDC Energy) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as expand the duration of the acreage dedication by five years.
In conjunction with the closing of the Acquisition, Midstream Services, as the Borrower, requested and obtained an increase in the aggregate commitment under the Credit Agreement, increasing the size of the revolving credit facility under the Credit Agreement from $350 million to $530 million. This increase in aggregate commitment became effective on January 31, 2018. On January 31, 2018, in connection with the closing of the Acquisition, the Partnership, JPMorgan Chase Bank, N.A., and the other lenders party thereto entered into the Second Amendment to Credit Agreement (the Second Amendment). The Second Amendment amends the Credit Agreement, dated September 20, 2016. The Second Amendment, among other things, modifies the terms of the Credit Agreement to add specific approval for the Acquisition and add Material Subsidiaries (as defined in the Credit Agreement), Laramie River DevCo LP and Noble Member, as guarantors under the Credit Agreement.
In connection with the closing of the Acquisition, the Partnership borrowed $300 million under its revolving credit facility to fund its share of the purchase price. As of January 31, 2018, $410 million was outstanding under our revolving credit facility.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Supplemental Quarterly Financial Information
(Unaudited)

Supplemental quarterly financial information is as follows:

(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Total Revenues	$50,314	$57,783	$63,111	$68,073
Operating Income	33,722	37,566	42,750	44,887
Income Before Income Taxes	34,520	39,107	43,789	46,240
Net Income	34,520	39,107	43,756	46,253
Net Income Attributable to Limited Partners	24,342	31,500	41,447	42,448

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.77	$0.98	$1.15	$1.16
Subordinated Units	0.77	0.98	1.15	1.16
Year Ended December 31, 2016
Total Revenues	$32,123	$32,970	$47,166	$48,465
Operating Income	21,437	21,896	34,864	34,440
Income Before Income Taxes	21,820	23,307	33,472	35,191
Net Income	13,510	14,434	22,367	35,191
Net Income Attributable to Limited Partners	N/A	N/A	3,093	25,365

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	N/A	N/A	$0.10	$0.80
Subordinated Units	N/A	N/A	0.10	0.80

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or furnish to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, they have concluded that our disclosure controls and procedures were effective and provide an effective means to ensure that information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all future conditions.
Management’s Annual Report on Internal Control over Financial Reporting
The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control over Financial Reporting, included in Item 8. Financial Statements and Supplementary Data.
The independent auditor’s attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting), included in Item 8. Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
Our management is also responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with US GAAP.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. Based on our assessment, our internal controls over financial reporting were effective. There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Management of Noble Midstream Partners LP
We are managed by the directors and executive officers of our General Partner. Our General Partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Noble indirectly owns all of the membership interests in our General Partner. Our unitholders are not entitled to elect the directors of our General Partner’s board of directors or to directly or indirectly participate in our management or operations.
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
We are, however, required to have an audit committee of at least three members, all of whom satisfy the independence and experience standards established by the NYSE and the Exchange Act.
We have also established a standing conflicts committee, as permitted under our partnership agreement.
Committees of the Board of Directors
In addition to the audit committee and the conflicts committee, the board of directors of our General Partner may have such other committees as the board of directors shall determine from time to time.
Audit Committee
The audit committee of the board of directors of our General Partner assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. We have adopted an Audit Committee charter which is available on our website.
The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management, as necessary. Ms. Hallie A. Vanderhider (Chairperson), Mr. Martin Salinas and Mr. Andrew Viens comprise the members of the audit committee. The board of directors of our General Partner determined that each of Ms. Vanderhider, Mr. Salinas and Mr. Viens satisfy the definition of audit committee financial expert for purposes of the SEC’s rules and is independent under the standards of the NYSE.
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
The conflicts committee is comprised of three members of the board of directors of our General Partner. The members of the conflicts committee are Mr. Salinas (Chairperson), Ms. Vanderhider and Mr. Viens. The members of our conflicts committee may not be officers or employees of our General Partner or directors, officers, or employees of any of its affiliates (including Noble), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors.
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
Non-Management Executive Sessions and Unitholder Communications
During the fiscal year ended December 31, 2017, the non-management directors met five time in executive session. Ms. Vanderhider, as Chair of the Audit Committee, acted as presiding director in such sessions.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at Noble Midstream Partners LP, 1001 Noble Energy Way, Houston, Texas 77070. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the fiscal year ended December 31, 2017, our board of directors had ten meetings, our pricing committee had two meetings in connection with the Private Placement and Unit Offering and our audit committee had five meetings. All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings. Each of our directors attended all of the meetings of the board of directors, pricing committee and audit committee on which such director served.
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

Directors and Executive Officers
Directors are appointed by Noble, the sole member of our General Partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors and executive officers of our General Partner as of December 31, 2017.

Name	Age	Position with Our General Partner
Terry R. Gerhart	57	Chief Executive Officer and Director
Kenneth M. Fisher	56	Chairman of the Board of Directors
Charles J. Rimer	60	Director
Gary W. Willingham	53	Director
Hallie A. Vanderhider	60	Director
Martin Salinas, Jr.	46	Director
Andrew E. Viens	63	Director
John F. Bookout, IV	31	Chief Financial Officer
Thomas W. Christensen	35	Chief Accounting Officer
John C. Nicholson	33	Chief Operating Officer
Terry R. Gerhart was appointed Chief Executive Officer and as a director of our General Partner in October 2015. Mr. Gerhart applies over 33 years of industry experience to ensure safe, responsible delivery of midstream solutions to Noble Energy and other producers. In addition to this role, Mr. Gerhart currently serves as Senior Vice President, Global Operations Services for Noble, which he was appointed to in September 2015. At Noble, Mr. Gerhart previously served as Vice President Africa from April 2013 to September 2015, Vice President Eastern Mediterranean Operations from August 2011 to April 2013, and Vice President International Non-Operated Assets and Global Gas Monetization from December 2009 to August 2011. He began his career with Atlantic Richfield as a petroleum engineer holding various engineering, operations and management positions of increasing importance. He was part of the team that started the U.S. independent Vastar Resources, worked later as an executive for BP, and then with a technology based exploration start-up company before joining Noble. During his career, he has helped design, construct, operate, and manage upstream oil and gas gathering and treatment facilities, natural gas processing plants, and offshore production facilities throughout the world. We believe that Mr. Gerhart’s substantial prior experience with Noble and other companies engaged in energy-related businesses will provide the board of directors with valuable insight.
Kenneth M. Fisher was appointed as Chairman of the board of directors of our General Partner in October 2015. Mr. Fisher serves as Executive Vice President and Chief Financial Officer of Noble, which he was elected to in April 2014, previously serving as Senior Vice President and Chief Financial Officer from November 2009. Before joining Noble, Mr. Fisher served in a number of senior leadership roles at Shell from 2002 to 2009, including as Executive Vice President of Finance for Upstream Americas, Director of Strategy & Business Development for Royal Dutch Shell plc in The Hague, Executive Vice President of Strategy and Portfolio for Global Downstream in London and Chief Financial Officer of Shell Oil Products U.S. responsible for U.S. downstream finance operations including Shell Pipeline Company. Prior to joining Shell in 2002, Mr. Fisher held senior finance positions within business units of General Electric Company. We believe Mr. Fisher’s energy industry and financial experience will provide the board of directors of our General Partner with valuable experience in our financial and accounting matters.
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
Gary W. Willingham was appointed to the board of directors of our General Partner in October 2015. Mr. Willingham currently serves as Executive Vice President of Operations for Noble, which he was appointed to in October 2014, and is currently responsible for Noble’s global development, production and facilities operations, drilling, EH&S, major projects and supply chain activities. Mr. Willingham previously served as Senior Vice President of Noble’s U.S. onshore operations, which included responsibility for the DJ Basin midstream assets, beginning in April 2013, and prior to that as Vice President of Strategic Planning, Environmental Analysis and Reserves beginning in 2008. Prior to joining Noble, he held various engineering and commercial positions at ARCO, Vastar Resources and BP America. We believe Mr. Willingham’s familiarity with Noble’s operations and experience in the energy industry will provide the board of directors of our General Partner with valuable experience.
Hallie A. Vanderhider was appointed to the board of directors of our General Partner in September 2016 and serves as chair of the audit committee and a member of the conflicts committee. Ms. Vanderhider currently serves as the Managing Partner of Catalyst Partners, LLC, which position she has held since May of 2013. Previously, she served as a member of the board of directors and as the President and Chief Operating Officer at Black Stone Minerals Company, L.P. (Black Stone), from October 1, 2007 through May 31, 2013. She joined Black Stone in 2003 and served as its Executive Vice President and Chief Financial Officer until being appointed as the President and Chief Operating Officer in 2007. Ms. Vanderhider served as Chief Financial Officer of EnCap Investments L.P. and served in a variety of positions at Damson Oil Corp., including as Chief Accounting Officer. In addition, she served on the following boards of directors: Mississippi Resources LLC, from August of 2014 to February 2016; PetroLogistics GP LLC, from April 2013 to July 2014; Bright Horizons LLC from October of 2013 to January 2016 and Grey Rock Energy Management LLC from August of 2013 to present. We believe that Ms. Vanderhider’s previous experience with master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, will provide her the necessary skills to be a member of the board of directors of our General Partner.
Martin Salinas, Jr. was appointed to the board of directors of our General Partner in October 2016 and is a member of the audit committee and a member of the conflicts committee. Mr. Salinas currently serves as the Chief Executive Officer of Phase 4 Energy Partners, Inc., which position he has held since October of 2015. Previously, he served as Chief Financial Officer of Energy Transfer Partners, L.P. from June of 2008 through April of 2015. He joined Energy Transfer Partners, L.P. in 2004 and served as Controller and Vice-President of Finance until being appointed as Chief Financial Officer in 2008. In addition to serving as Chief Financial Officer for Energy Transfer Partners, Mr. Salinas also served as Sunoco Logistics, L.P.’s Chief Financial Officer and a member of its Board of Directors from October of 2012 through April of 2015 and as a member of the Board of Directors for Sunoco Partners, L.P. from March of 2014 until April of 2015. Prior to joining Energy Transfer Partners, L.P., Mr. Salinas worked at KPMG, LLP from September of 1994 through August 2004 serving audit clients primarily in the Oil and Gas industry. We believe that Mr. Salinas’s prior experience as an auditor and chief financial officer will provide the board of directors of our General Partner with valuable experience with respect to our accounting and financial matters.
Andrew E. Viens was appointed to the board of directors of our General Partner in June 2017. Mr. Viens evaluated potential business opportunities between April 2015 and June 2017. Mr. Viens was President, Global Marketing, for Phillips 66 until April 15, 2015 when he retired. He has 35 years of experience in various roles throughout the oil and gas and downstream industries. He was also a director on the DCP Midstream board from July of 2012 until his retirement in April of 2015. Before joining Phillips 66 in May 2012, as President, Global Marketing, Mr. Viens had held the same role with ConocoPhillips since March 2010. He had served as President, U.S. Marketing since May 2009. Previously, he held the position of General Manager, Commercial Marine from March 2007 to April 2009. He was appointed Manager, Heavy Products Trading in October 2003 after working as General Manager, Business Optimization. Prior to his career with ConocoPhillips, Mr. Viens worked for Tosco, and from April 1999 through the Phillips Petroleum acquisition of Tosco and through the Conoco and Phillips merger, he served as Manager of Wholesale Marketing and Diversified Business. His Tosco career had started in 1997 when he moved to Tempe as Manager of Product Supply and Trading. We believe that Mr. Vien’s prior experience in the energy industry will provide the board of directors of our General Partner with valuable experience.
John F. Bookout, IV was appointed Chief Financial Officer in October 2015. Mr. Bookout joined Noble in July 2014 and has recently been responsible for financial management, planning, business development, and mergers and acquisitions related to Noble’s U.S. onshore midstream activities, including the structuring of CONE Midstream Partners, L.P. and the structuring of the IPO of the Partnership. Mr. Bookout also served as an advisor to Noble in the Corporate Finance and Treasury group beginning in July 2014. From September 2009 until joining Noble, Mr. Bookout was an Associate at Global Infrastructure Partners.
Thomas W. Christensen was appointed Chief Accounting Officer in August 2016. He previously served as Corporate Finance Manager in Noble’s Treasury group since joining Noble following its acquisition of Rosetta Resources in July 2015. Mr. Christensen joined Rosetta Resources in September 2009 and served in positions of increasing responsibility, including serving as its Financial Reporting Manager from March 2011 to September 2013 and as its Assistant Controller overseeing SEC reporting, corporate accounting, income taxes and technical accounting matters from September 2013 to July 2015. Prior to joining Rosetta, Mr. Christensen worked as an auditor in PricewaterhouseCoopers’ energy practice. Mr. Christensen is a certified public accountant.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities (collectively, “Insiders”) to file with the SEC initial reports of ownership and reports of changes in ownership of such equity securities. Insiders are also required to furnish us with copies of all Section 16(a) forms that they file. Such reports are accessible on or through our website at www.nblmidstream.com under the “SEC Filings” tab.
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2017.

Item 11.  Executive Compensation
Compensation Discussion and Analysis
Neither we nor our General Partner employ any of the individuals who serve as executive officers of our General Partner and are responsible for managing our business. We are managed by our General Partner, the executive officers of which are employees of Noble and perform responsibilities for Noble and its affiliates unrelated to our business. Because our General Partner’s executive officers are employed by Noble, compensation of our executive officers is set and paid by Noble under its compensation programs. While our General Partner has not entered into any employment agreements with any of its executive officers, we and our General Partner have entered into an omnibus agreement (the Omnibus Agreement) and an operational services and secondment agreement (the Operational Services Agreement), in each case, with Noble. Pursuant to the terms of the Operational Services Agreement, we reimburse Noble for the portion of our chief executive officer’s and chief operating officer’s compensation that is attributable to the management of the operational aspects of our business. Pursuant to the terms of the Omnibus Agreement, we pay an annual fixed administrative fee to Noble, which covers the services provided to us by all of our other executive officers. Except with respect to awards that may be granted under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP), our executive officers do not receive any separate compensation for their services to our business or as executive officers of our General Partner.
For 2017, our Named Executive Officers (the NEOs) were:

•	Terry R. Gerhart, Chief Executive Officer;

•	John F. Bookout, IV, Chief Financial Officer;

•	John C. Nicholson, Chief Operating Officer; and

•	Thomas W. Christensen, Chief Accounting Officer.
Mr. Gerhart, who is also an executive officer of Noble, devotes the majority of his time to his role at Noble and spends time, as needed, managing our business and affairs. In fiscal year 2017, Mr. Gerhart devoted approximately 15% of his time to managing our business and affairs. Messrs. Bookout, Nicholson, and Christensen are also employees of Noble and devote substantially all of their working time to us and our General Partner.
Elements of Compensation
Noble provides compensation to our executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements. The chart below shows the target compensation mix for Messrs. Bookout, Nicholson, and Christensen based on their base salaries at the end of 2017 and excluding the supplemental restricted unit awards granted in May 2017. As Mr. Gerhart does not devote significant time providing services to us, we have excluded his compensation amounts from the chart below.
The following sets forth a more detailed explanation of the elements of Noble’s compensation programs as they relate to Messrs. Bookout, Nicholson and Christensen.
Base Salary
Base salary is designed to provide a competitive fixed rate of pay recognizing employees’ different levels of responsibility and performance. In setting an executive’s base salary, Noble considers several factors, including external market data, the internal worth and value assigned to the executive’s role and responsibilities at Noble, and the executive’s skills, experience, expertise and performance. Throughout 2017, Noble increased the base salary for each of Messrs. Bookout, Nicholson and Christensen, as described in the table below:

Name	Base Salary as of 12/31/2016 ($)	Base Salary as of 12/31/2017 ($)	Percentage Increase
John F. Bookout, IV	170,000	230,000	35%
John C. Nicholson	185,000	230,000	24%
Thomas W. Christensen	173,000	178,000	3%
Short-Term Incentive Plan
Noble’s short-term incentive plan (the STIP) provides participants with an opportunity to earn performance-based annual cash bonus awards. Target annual bonus levels are established at or before the beginning of each year and are based on a percentage of the executive’s base salary. The table below provides annual bonus targets and maximum potential payouts for 2017 for each of Messrs. Bookout, Nicholson and Christensen.

Name	Target (as a % of Base Salary)	Maximum (as a % of Base Salary)
John F. Bookout, IV	35%	87.5%
John C. Nicholson	35%	87.5%
Thomas W. Christensen	30%	75%
The STIP is weighted 60% on quantitative measures and 40% on qualitative measures. The performance goals are designed to motivate performance and compensate employees for annual contributions. Based on the results of Noble’s performance versus its qualitative and quantitative targets, Noble arrived at an overall company performance factor of 120% of target for the 2017 STIP.
2017 STIP Payments
The cash payout under the STIP occurred in February 2018, and the following table shows the final STIP payouts to our Named Executive Officers:

Name	2017 STIP Payout ($)
John F. Bookout, IV	129,423
John C. Nicholson	112,864
Thomas W. Christensen	65,673
Long-Term Equity-Based Compensation Awards
Our Named Executive Officers are eligible to participate in the LTIP and Noble’s equity compensation programs.
Time-Based Restricted Units
In February 2017, each of our Named Executive Officers received a grant of time-based restricted units under the LTIP.  Our board grants these time-based restricted units to provide a retention incentive to the Named Executive Officers and align the interests of our Named Executive Officers with our unitholders. These restricted units will vest, subject to the conditions set forth in the applicable award agreements, as follows:

Vesting Date	Portion of the Restricted Units that Become Vested
February 1, 2018	20%
February 1, 2019	30%
February 1, 2020	50%
Additionally, in May 2017, Messrs. Bookout, Nicholson, and Christensen received supplemental grants of time-based restricted units under the LTIP. These restricted units will cliff vest in full, subject to the conditions set forth in the applicable award agreements, on May 4, 2020. The board granted these supplemental awards to provide a retention incentive beyond the annual grants.

Noble Equity Compensation Awards
Under Noble’s 1992 Stock Option and Restricted Stock Plan (the 1992 Plan), as amended from time to time, our Named Executive Officers may receive grants of stock options, restricted stock and performance awards. Equity‑based awards under the 1992 Plan received by our Named Executive Officers in 2017 included time-based restricted shares and stock options. The time-based restricted shares vest 20%, 30%, and 50% on the first, second, and third anniversaries of the date of grant, respectively. The stock options become exercisable as to one-third of the shares subject to the award on each of the first, second, and third anniversaries of the date of grant.
Retirement and Additional Benefits
Our Named Executive Officers are also eligible to participate in the employee benefit plans and programs that Noble offers to its employees, subject to the terms and eligibility requirements of those plans. During 2017, our Named Executive Officers participated in Noble’s 401(k) plan. Noble provides dollar-for-dollar matching contributions up to 6% of a participant’s eligible compensation. All of our Named Executive Officers are fully vested in their Company matching contributions. In addition, Noble makes the following age-weighted contributions to the 401(k) plan for each participant, including the Named Executive Officers:

Age of Participant	Contribution Percentage (Below the Social Security Wage Base)	Contribution Percentage (Above the Social Security Wage Base)
Under 35	4%	8%
At Least 35 but Under 48	7%	10%
48 and Over	9%	12%
Post-Employment Compensation Programs
Noble maintains the 2016 Severance Benefit Plan (the Severance Plan), which provides severance benefits to certain eligible employees, including our Named Executive Officers, upon their termination of employment in connection with a designated reduction in force. Noble also maintains the 2016 Change of Control Severance Plan (the COC Plan), in which each of our Named Executive Officers participate. The COC Plan provides for certain severance benefits upon an involuntary termination of employment within two years (and in certain circumstances, only one year) following a change of control of Noble.
Pursuant to the terms of the restricted unit awards held by our Named Executive Officers, upon certain terminations of employment, the restricted units will accelerate and become fully vested. Additionally, the stock options granted to our Named Executive Officers by Noble become fully exercisable upon certain terminations of employment, and the restricted shares will accelerate and become fully vested upon certain terminations of employment.
Please see “Potential Payments Upon Termination or a Change of Control” below for more detail regarding these post-employment compensation arrangements.
Other Compensation Items
Tax and Accounting Implications
We account for equity compensation expenses under the rules of FASB ASC Topic 718, which require us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation, such as the compensation reimbursed pursuant to our Operational Services Agreement as an expense at the time the obligation is accrued. The board has taken into account the tax implications to us in its decision to grant equity incentive awards in the form of restricted units, as opposed to options or unit appreciation rights.
Unit Ownership Guidelines
We maintain unit ownership guidelines for our officers and non-employee directors. We believe that these guidelines reinforce the alignment of the long‑term interests of our Named Executive Officers and unitholders and help discourage excessive risk-taking. Each Named Executive Officer is expected to hold common units with a value equal to at least their base salary. The Named Executive Officers have five years from our initial public offering to achieve compliance. Named Executive Officers who are not in compliance with the unit ownership guidelines will be required to retain 50% of any net units they subsequently acquire upon vesting until the required ownership multiple is achieved. As of February 15, 2018, all Named Executive Officers were in compliance with the guidelines or were within the permitted time frame to come into compliance with the guidelines.
Risk Assessment
We are managed and operated by the officers of our General Partner, and employees of Noble provide services to us through the Operational Services Agreement and the Omnibus Agreement. Other than with respect to equity incentive awards approved by the board pursuant to the LTIP, we do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. The board believes that the grant of equity incentive awards pursuant to the LTIP does not encourage excessive and unnecessary risk taking, and the level of risk that it does encourage is not reasonably likely to have a material adverse effect on us. For an analysis of any risks arising from Noble’s compensation policies and practices, please read Noble’s 2018 Proxy Statement (which is not, and shall not be deemed to be, incorporated by reference herein), which we expect will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Actions Taken Following Fiscal-Year End
In February 2018, the board approved awards of restricted units to each of our Named Executive Officers. For Messrs. Bookout and Nicholson, a portion of these restricted units vest in full on the third anniversary of the date of grant, and a portion of these restricted units vest 20%, 30%, and 50% on the first, second, and third anniversaries of the date of grant, respectively. All of the restricted units granted to Messrs. Gerhart and Christensen vest 20%, 30%, and 50% on the first, second, and third anniversaries of the date of grant, respectively.
Compensation Committee Report
The following report of the board on executive compensation shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing made with the SEC, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.
We do not maintain a separate compensation committee. As a result, the board has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein and, based on such review and discussions, determined that it be included in this Annual Report on Form 10-K.

Submitted by:	Terry R. Gerhart
Kenneth M. Fisher
Charles J. Rimer
Gary W. Willingham
Hallie A. Vanderhider
Martin Salinas, Jr.
Andrew E. Viens

Summary Compensation Table
The following summarizes the total compensation paid to our Named Executive Officers for their services to us during the fiscal year ending December 31, 2017 and the portion of the fiscal year ending December 31, 2016 following our IPO.

Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Compensation ($)	All Other Compensation ($) (6)	Total ($)
Terry R. Gerhart (Chief Executive Officer and Director)(1)	2017	—	—	139,984	—	—	5,585	145,569
	2016	—	—	—	—	—	—	—
John F. Bookout, IV (Chief Financial Officer)(2)	2017	184,423	10,000	241,290	20,447	129,423	29,777	615,360
	2016	44,055	50,000	9,092	3,035	14,952	6,105	127,239
John C. Nicholson (Chief Operating Officer)(2)	2017	189,423	—	277,613	29,212	112,864	31,836	640,948
	2016	48,868	40,000	18,792	6,265	19,478	6,883	140,286
Thomas W. Christensen (Chief Accounting Officer)(2)	2017	177,424	—	150,259	20,434	65,673	30,019	443,809
	2016	48,819	—	15,165	15,165	20,728	6,432	106,309

(1)
For 2017, Mr. Gerhart devoted approximately 15% of his overall working time to our business. The compensation he received from Noble in relation to the services he provides for us did not comprise a material amount of his total compensation.

(2)
Messrs. Bookout, Nicholson and Christensen devote substantially all of their overall working time to our business. The amounts set forth above reflect the portion of our Named Executive Officers’ compensation that is attributable to the management of the operational aspects of our business. For 2016, the amounts reported for each of Messrs. Bookout, Nicholson, and Christensen were prorated from the time of our formation in connection with our initial public offering on September 20, 2016.

(3)	Mr. Bookout received an exceptional contribution award in 2017 in recognition of his efforts in connection with the completion of the Transaction.

(4)
Reflects the aggregate grant date fair value of restricted stock awarded under the 1992 Plan and of restricted units awarded under our LTIP, each of which were computed in accordance with FASB ASC Topic 718. For more information regarding the restricted units, please see Item 8. Financial Statements and Supplementary Data – Note 10. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2017. For more information regarding the restricted stock, please see Note 12 to Noble’s financial statements for the fiscal year ended December 31, 2017 included in Noble’s Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein).

(5)
Reflects the aggregate grant date fair value of non-qualified stock options granted under Noble’s 1992 Plan computed in accordance with FASB ASC Topic 718. For more information regarding the stock options, please see Note 12 to Noble’s financial statements for the fiscal year ended December 31, 2017 included in Noble’s Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein).

(6)	All other compensation include:

Name	401(k) Matching Contributions ($)	401(k) Retirement Savings Contributions ($)	Accrued Dividends ($)	Total All Other Compensation ($)
Terry R. Gerhart	—	—	5,585	5,585
John F. Bookout, IV	11,065	9,666	9,046	29,777
John C. Nicholson	11,365	10,066	10,405	31,836
Thomas W. Christensen	10,645	13,926	5,448	30,019

Grants of Plan-Based Awards
The table below sets forth information regarding grants of plan-based awards made to our Named Executive Officers during 2017.

Name	Approval Date (1)	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(7)
			Threshold ($)	Target ($)	Max ($)
Terry R. Gerhart	1/23/2017	2/1/2017	—	—	—	3,180	(3)	—		—	139,984
John F. Bookout, IV	1/23/2017	2/1/2017	—	80,500	201,250	—		—		—	—
	1/23/2017	2/1/2017	—	—	—	518	(4)	—		—	20,440
	1/23/2017	2/1/2017	—	—	—	929	(3)	—		—	40,895
	1/23/2017	2/1/2017	—	—	—	—		1,542	(5)	39.46	20,447
	4/26/2017	5/4/2017	—	—	—	3,924	(6)	—		—	179,955
John C. Nicholson	1/23/2017	2/1/2017	—	80,500	201,250	—		—		—	—
	1/23/2017	2/1/2017	—	—	—	740	(4)	—		—	29,200
	1/23/2017	2/1/2017	—	—	—	1,327	(3)	—		—	58,415
	1/23/2017	2/1/2017	—	—	—	—		2,203	(5)	39.46	29,212
	4/26/2017	5/4/2017	—	—	—	4,143	(6)	—		—	189,998
Thomas W. Christensen	1/23/2017	2/1/2017	—	53,400	133,500	—		—		—	—
	1/23/2017	2/1/2017	—	—	—	518	(4)	—		—	20,440
	1/23/2017	2/1/2017	—	—	—	928	(3)	—		—	40,851
	1/23/2017	2/1/2017	—	—	—	—		1,541	(5)	39.46	20,434
	4/26/2017	5/4/2017	—	—	—	1,940	(6)	—		—	88,968

(1)
All grants were approved by our board or by Noble (or its board of directors or compensation committee), as applicable, on the approval date set forth above, but such grants became effective and were valued on the grant date set forth above.

(2)
The amounts in this column represent the target and maximum payouts under Noble’s 2017 STIP. There is no threshold amount under the STIP. Actual payouts under the STIP were determined based on Noble’s achievement against specified performance measures. For more information, please see the section entitled “Short-Term Incentive Plan” in our “Compensation Discussion and Analysis” above.

(3)
These grants of restricted units under our LTIP became vested as to 20% on February 1, 2018 and will become vested as to 30% on February 1, 2019 and 50% on February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(4)
These grants of restricted shares of Noble stock under the 1992 Plan became vested as to 20% on February 1, 2018 and will become vested as to 30% on February 1, 2019 and 50% on February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(5)
These stock options granted under the 1992 Plan became exercisable as to 1/3 of the shares of Noble stock underlying each option on February 1, 2018 and will become exercisable as to 1/3 of the shares on each of February 1, 2019, and February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(6)	These grants of restricted units under our LTIP will become vested on May 4, 2020, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(7)
Reflects the aggregate grant date fair value of restricted stock and non-qualified stock options granted under Noble’s 1992 Plan and restricted units granted under our LTIP, in each case computed in accordance with FASB ASC Topic 718. For more information regarding the restricted units, please see Item 8. Financial Statements and Supplementary Data – Note 10. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2017. For more information regarding the restricted stock and stock options, please see Note 12 to Noble’s financial statements for the fiscal year ended December 31, 2017 included in Noble’s Form 10-K for the year ended December 31, 2017 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth information regarding stock options, restricted stock, and restricted units held by our Named Executive Officers as of December 31, 2017.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested ($)(12)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(12)
Terry R. Gerhart	—	—		—	—	3,180	(5)	159,000	—		—
John F. Bookout, IV	624	312	(2)	47.74	1/30/2025	306	(6)	8,917	274	(13)	7,984
	355	710	(3)	31.65	2/1/2026	509	(7)	14,832	—		—
	—	1,542	(4)	39.46	2/1/2027	929	(5)	46,450	—		—
	—	—		—	—	518	(8)	15,095	—		—
	—	—		—	—	483	(9)	14,075	—		—
	—	—		—	—	3,924	(10)	196,200	—		—
John C. Nicholson	531	—		50.91	2/1/2022	632	(6)	18,416	476	(13)	13,871
	886	—		54.60	2/1/2023	1,052	(7)	30,655	—		—
	1,205	—		62.33	1/31/2024	1,327	(5)	66,350	—		—
	1,079	540	(2)	47.74	1/30/2025	740	(8)	21,564	—		—
	732	1,466	(3)	31.65	2/1/2026	836	(9)	24,361	—		—
	—	2,203	(4)	39.46	2/1/2027	4,143	(10)	207,150	—		—
Thomas W. Christensen	591	1,184	(3)	31.65	2/1/2026	510	(6)	14,861	—		—
	—	1,541	(4)	39.46	2/1/2027	634	(11)	18,475	—		—
	—	—		—	—	849	(7)	24,740	—		—
	—	—		—	—	928	(5)	46,400	—		—
	—	—		—	—	518	(8)	15,095	—		—
	—	—		—	—	1,940	(10)	97,000	—		—

(1)	The option awards in these columns are options to purchase shares of Noble stock granted under the 1992 Plan.

(2)	These options become exercisable on January 30, 2018.

(3)
One-half of these options became exercisable on February 1, 2018, and the remaining one-half will become exercisable on February 1, 2019, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(4)
One-third of these options became exercisable on February 1, 2018, and the remaining options will become exercisable as to one-third of the shares subject to the options on each of February 1, 2019 and February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(5)
20% of these restricted units granted under our LTIP vested on February 1, 2018. 30% of these restricted units will vest on February 1, 2019, and the remainder will vest on February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(6)	These shares of Noble restricted stock vested on February 1, 2018.

(7)
These phantom units representing shares of Noble stock will vest and be settled in cash on February 1, 2019, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(8)
20% of these restricted shares of Noble stock granted under the 1992 Plan vested on February 1, 2018. 30% of these restricted shares of Noble stock will vest on February 1, 2019, and the remainder will vest on February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(9)	These Noble restricted stock units will vest on October 19, 2018.

(10)	These restricted units granted under our LTIP will vest on May 4, 2020, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(11)	These shares of Noble restricted stock will vest on March 2, 2018, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(12)
Amounts reported in these columns are calculated based on $55.00, the closing price of our common units on December 29, 2017, or $29.14, the closing price of Noble stock on December 29, 2017, as applicable.

(13)
These shares of performance-based Noble restricted stock granted under the 1992 Plan vested on January 30, 2018, subject to achievement of total stockholder return levels relative to a pre-determined industry peer group.

Pension Benefits and Nonqualified Deferred Compensation
Our Named Executive Officers do not participate in a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits.
Option Exercises and Stock Vested
The table below sets forth information regarding the vesting of Noble restricted awards during fiscal year 2017. None of our Named Executive Officers exercised any stock options during 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(3)
John F. Bookout, IV	286	(1)	11,291
John C. Nicholson	748	(1)	29,580
Thomas W. Christensen	1,193	(2)	44,795

(1)
These amounts represent restricted stock awards granted on January 31, 2014, January 30, 2015 and February 1, 2016 which vested on January 31, 2017, January 30, 2017, and February 1, 2017, respectively.

(2)	This amount represents restricted stock awards granted on March 3, 2014, March 2, 2015 and February 1, 2016 which vested on March 3, 2017, March 2, 2017, and February 1, 2017, respectively.

(3)
The value realized on the vesting of the restricted stock awards was calculated as the number of shares that vested (including Noble shares withheld for tax withholding purposes) multiplied by the closing price of Noble common stock on the applicable vesting date. Dividends that accrued on shares of restricted stock that vested were paid in 2017 as follows: Mr. Bookout - $174; Mr. Nicholson - $661; and Mr. Christensen - $870.

Potential Payments Upon Termination or a Change of Control
Noble 2016 Severance Benefit Plan
Pursuant to the terms of the Severance Plan, upon a termination of a Named Executive Officer’s employment by Noble without “cause” as a result of a “designated reduction in force,” such Named Executive Officer will receive the following benefits: (i) a lump sum cash amount equal to such Named Executive Officer’s weekly base pay multiplied by the greater of 12 or the lesser of 52 or two times the number of such Named Executive Officer’s years of service, (ii) a lump sum cash amount equal to a pro-rata portion of such Named Executive Officer’s target bonus, (iii) continued medical, dental and vision benefits for a period of six months at a cost such Named Executive Officer equal to the premium paid by similarly situated active employees, and (iv) coverage under the employee assistance program for 12 weeks.
As used in the Severance Plan:

•
A “designated reduction in force” generally means (a) the elimination of such Named Executive Officer’s job or position, (b) the permanent closing, restructuring, downsizing or reorganization of a business unit, or (c) certain corporate transactions to the extent such events are expressly designated as a designed reduction in force.

•
“Cause” generally means (a) misconduct or neglect, (b) engaging in conduct detrimental to Noble, (c) a failure to devote full-time, loyalty, best efforts, and ability to the performance of an individual’s job duties, (d) failure to perform job duties, and (e) conviction of a felony or other criminal offense.

Noble 2016 Change of Control Severance Plan
Pursuant to the terms of the COC Plan, upon the termination of a Named Executive Officer’s employment (i) by Noble within two years after a “change of control” of Noble, (ii) a resignation by such Named Executive Officer within two years after a change of control of Noble as a result of a material reduction in such Named Executive Officer’s base pay or target bonus opportunity, (iii) a resignation by such Named Executive Officer within two years after a change of control of Noble as a result of a significant reduction in the employee benefits and perquisites provided to such Named Executive Officer, or (iv) a resignation such Named Executive Officer within one year after a change of control of Noble as a result of a relocation of such Named Executive Officer’s principal place of employment by more than 50 miles, such Named Executive Officer would receive the following benefits: (a) a lump sum severance payment equal to the greater of three weeks of base pay for every year of service or two weeks base pay for every $10,000 of base salary, (b) a lump sum severance payment equal to the greater of a pro-rata portion of such Named Executive Officer’s target bonus or a pro-rata average of the bonuses actually received by the Named Executive Officer for the three years immediately preceding the year in which the change of control occurs, and (c) continued medical, dental and vision benefits for a period of six months at a cost to the Named Executive Officer equal to the premium paid by similarly situated active employees.

As used in the COC Plan, “change of control” generally means (a) the incumbent board members cease to constitute at least 51% of the board of directors of Noble, (b) a reorganization, merger or consolidation after which the pre-transaction stockholders do not own voting securities representing at least 51% of the combined voting power of the reorganized, merged or consolidated company, (c) liquidation or dissolution of Noble or sale of all or substantially all of the stock or assets of Noble, or (d) any person becomes the beneficial owner of 25% or more of the outstanding Noble common stock or the voting securities of Noble.
STIP
Pursuant to the terms of the STIP, upon a termination of employment prior to the date the STIP is paid, all rights to such payment are forfeited; however, upon a termination of employment as a result of a Named Executive Officer’s death prior to the date the STIP is paid, a target amount of the STIP will be paid.
NBLX Restricted Units
Under each Named Executive Officer’s time-based restricted unit award agreements, if the Named Executive Officer’s employment is terminated (i) as a result of the Named Executive Officer’s death or “disability” or (ii) without “cause” following a “change of control” of us, all unvested restricted units held by the Named Executive Officer will become vested as of the date of such termination. If the Named Executive Officer’s employment is terminated for any other reason, all unvested restricted units held by the Named Executive Officer will be forfeited as of the date of such termination.
As used in the restricted unit award agreements and the LTIP:

•
“Cause” generally means dishonesty, theft, embezzlement from us, willful violation of our rules pertaining to the conduct of employees, a willful felonious act, or the violation of any non-compete, non-solicitation or other confidentiality agreement with Noble, our General Partner or their affiliates.

•
“Change of control” generally means (a) any person or group acquires 50% or more of the combined voting power of us or our General Partner, (b) liquidation of us, (c) sale by us or our General Partner of all of our or the General Partner’s assets, other than any sale to us, the General Partner, or an affiliate thereof, or (d) transaction resulting in a person other than our General Partner or an affiliate thereof being the sole general partner of us.

•
“Disability” generally means a physical or mental condition of a participant that would entitled him or her to payment of disability income payments under our, our General Partner’s or one of our affiliate’s long-term disability insurance policies or plans. If no such plan exists, then “disability” has the meaning set forth in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended.

Noble Restricted Stock and Stock Options
Under the terms of the 1992 Plan, if a Named Executive Officer’s employment is terminated as a result of such Named Executive Officer’s death or “disability,” all restricted stock will immediately vest. Further, upon a termination of a Named Executive Officer’s employment by Noble without “cause” or by the Named Executive Officer for “good reason,” in each case within 24-months following a change of control of Noble, all restricted stock will immediately vest. If a Named Executive Officer’s employment for any other reason, all shares of restricted stock will be immediately forfeited.
Under the terms of the 1992 Plan, if a Named Executive Officer’s employment is terminated for cause, all options, whether or not exercisable, will immediately terminate. If a Named Executive Officer’s employment is terminated a result of such Named Executive Officer’s “retirement,” each exercisable option will remain exercisable through the earlier of the fifth anniversary of such retirement or the expiration of the option, and any unexercisable options will terminate on the date of such Named Executive Officer’s retirement. If a Named Executive Officer’s employment is terminated as a result of such Named Executive Officer’s death or disability, all options, whether or not exercisable, will become exercisable and remain exercisable through the earlier of the fifth anniversary of such death or disability or the expiration of the option. Further, upon a termination of a Named Executive Officer’s employment by Noble without cause or by the Named Executive Officer for good reason, in each case within 24-months following a change of control of Noble, all options will immediately become exercisable. Upon the termination of a Named Executive Officer’s employment for any other reason, exercisable options will remain exercisable through the earlier of the first anniversary of such termination or the expiration of the option.
As used in the 1992 Plan:

•
“Cause” generally means (a) conviction of a felony or misdemeanor involving moral turpitude, (b) conduct involving a material misuse of funds or other property of Noble, (c) engagement in business activities which are in conflict with the business interests of Noble, (d) gross negligence or willful misconduct, (e) conduct that violates Noble’s safety rules or standards, or (f) material violation of Noble’s code of conduct.

•	“Change of control” generally has the same meaning provided to such term in the COC Plan.

•
“Disability” generally means a physical or mental condition of a participant that would entitled him or her to payment of disability income payments under Noble’s long-term disability insurance policies or plans. If no such plan exists, then “disability” means a medically determinable physical or mental impairment that prevents the participant from performing his or her duties in a satisfactory manner and is expected either to result in death or to last for a continuous period of not less than 12 months.

•
“Good reason” generally means a (a) material reduction in base compensation, (b) material change in the location of employment, (c) material reduction in authority, duties or responsibilities of the participant or the participant’s direct supervisor, or (d) material reduction in the budget over which the participant retains authority.

•	“Retirement” generally means a termination of employment occurring after the participant attains at least 55 years of age and completes at least five years of credited service.
The table below sets forth the value of benefits that would be received by each Named Executive Officer upon each applicable termination scenario, assuming such termination occurred on December 31, 2017.

Name	Type of Payment or Benefit	Death ($)	Disability ($)	Involuntary Termination (6) ($)	Termination without Cause following a Change of Control of NBLX ($)	Termination without Cause or Involuntary Termination following a Change of Control of Noble ($)
Terry R. Gerhart	NBLX Restricted Units (1)	164,585	164,585	—	164,585	—
	Total	164,585	164,585	—	164,585	—
John F. Bookout, IV	Cash Severance	80,500	—	133,577	—	283,962
	Continued Medical Benefits (2)	—	—	3,831	—	3,831
	NBLX Restricted Units (1)	249,473	249,473	—	249,473	—
	Noble Restricted Stock (3)	58,451	58,451	—	—	58,451
	Noble Stock Options (4)	—	—	—	—	—
	Life Insurance (5)	460,000	—	—	—	—
	Total	848,424	307,924	137,408	249,473	346,244
John C. Nicholson	Cash Severance	80,500	—	174,269	—	283,962
	Continued Medical Benefits (2)	—	—	11,809	—	11,809
	NBLX Restricted Units (1)	281,312	281,312	—	281,312	—
	Noble Restricted Stock (3)	104,756	104,756	—	—	104,756
	Noble Stock Options (4)	—	—	—	—	—
	Life Insurance (5)	460,000	—	—	—	—
	Total	926,568	386,068	186,078	281,312	400,527
Thomas W. Christensen	Cash Severance	53,400	—	94,477	—	188,879
	Continued Medical Benefits (2)	—	—	10,293	—	10,293
	NBLX Restricted Units (1)	147,597	147,597	—	147,597	—
	Noble Restricted Stock (3)	75,200	75,200	—	—	75,200
	Noble Stock Options (4)	—	—	—	—	—
	Life Insurance (5)	356,000	—	—	—	—
	Total	632,197	222,797	104,770	147,597	274,372

(1)	Amounts reported in this row are calculated based on $50.00, the closing price of our common units on December 29, 2017 and includes accrued distributions.

(2)	Amounts reported in this row reflect the estimated cost to Noble of providing continued medical, dental and vision benefits.

(3)	Amounts reported in this row are calculated based on $29.14, the closing price of Noble stock on December 29, 2017 and includes accrued dividends.

(4)
Amounts reported in this row are calculated based on the difference between the applicable stock options for which exercisability would be accelerated and $29.14, the closing price of Noble stock on December 29, 2017. Because the exercise price of all options held by our Named Executive Officers exceeded $29.14, no value is associated with the acceleration of exercisability of these options.

(5)
Amounts in this row represent benefits paid pursuant to group term life insurance coverage provided by Noble equal to two times base salary, capped at $1,000,000. Noble’s group term life insurance coverage does not discriminate in scope, terms or operation, in favor of our Named Executive Officers, and it is available generally to all salaried employees.

(6)
The Named Executive Officers are not a party to any agreement that provides for a severance payment absent termination of employment following a change of control.  However, in certain instances the Noble Severance Plan provides for a severance payment  based upon years of completed service and continuation of certain health and welfare benefits.  If the Named Executive Officers are entitled to a severance payment under the plan, they would receive two weeks of pay for every year of service, not to exceed 52 weeks or be less than 12 weeks, plus a prorated STIP payment based on their STIP target percentage.  They would also be able to continue certain health and welfare benefits for six months at the current active employee rates.

Director Compensation
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
The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Hallie A. Vanderhider	80,000	120,000	200,000
Martin Salinas, Jr.	80,000	120,000	200,000
Andrew E. Viens	60,000	120,000	180,000

(1)	Mr. Viens’ annual cash retainer for was pro-rated to reflect his actual length of service during the year.

(2)
Amounts reported in this column reflect the aggregate grant date fair value of the restricted units, computed in accordance with FASB ASC Topic 718. For more information, please see Item 8. Financial Statements and Supplementary Data – Note 10. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth, as of February 15, 2018, the beneficial ownership of Common and Subordinated units of the Partnership and held by:

•	each unitholder known by us to beneficially hold more than 5% of our outstanding units;

•	each director of our General Partner;

•	each named executive officer of our General Partner; and

•	all of the directors and named executive officers of our General Partner as a group.
In addition, our General Partner owns a non-economic General Partner interest in us and Noble owns all of our IDRs.
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the following tables have sole voting and sole investment power with respect to all units beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
Noble Energy, Inc. 1001 Noble Energy Way Houston, Texas 77070	2,090,014	8.8%	15,902,584	100%	45.5%	(1)
Tortoise Capital Advisors, L.L.C. 11550 Ash Street, Suite 300 Leawood, Kansas 66211	2,471,465	10.4%	—	—%	6.2%	(2)
FMR LLC 245 Summer Street Boston, Massachusetts 02210	2,098,976	8.9%	—	—%	5.3%	(3)
Harvest Fund Advisors LLC 100 W. Lancaster Avenue, Suite 200, Wayne, Pennsylvania 19087	1,799,697	7.6%	—	—%	4.5%	(4)
Salient Capital Advisors, LLC 4265 San Felipe, 8th Floor Houston, Texas 77027	1,447,954	6.1%	—	—%	3.7%	(5)
Kayne Anderson Capital Advisors, L.P. 1800 Avenue of the Stars, Second Floor Los Angeles, California 90067	2,090,785	8.8%	—	—%	5.3%	(6)

(1)
Based upon its Schedule 13D/A filed with the SEC on June 30, 2017, with respect to its beneficial ownership of our Common and Subordinated units, Noble Energy has sole voting and dispositive power with respect to 17,992,598 units.

(2)
Based upon its Schedule 13G/A filed with the SEC on February 14, 2018, with respect to its beneficial ownership of our Common Units, Tortoise Capital Advisors, L.L.C. has sole voting and dispositive power with respect to 419,679 common units, shared voting power with respect to 1,818,719 Common Units, shared dispositive power with respect to 2,051,786 Common Units and beneficially owns in the aggregate 2,471,465 Common Units.

(3)
Based upon its Schedule 13G/A filed with the SEC on February 13, 2018, with respect to its beneficial ownership of our Common Units, FMR LLC has sole voting and dispositive power with respect to 2,098,976 Common Units.

(4)
Based upon its Schedule 13D filed with the SEC on October 26, 2017, with respect to its beneficial ownership of our Common Units, Harvest Fund Advisors LLC has sole voting and dispositive power with respect to 1,799,697 Common Units.

(5)
Based upon its Schedule 13G filed with the SEC on January 18, 2018, with respect to its beneficial ownership of our Common Units, Salient Capital Advisors, LLC has sole voting and dispositive power with respect to 1,447,954 Common Units.

(6)
Based upon its Schedule 13G/A filed with the SEC on February 6, 2018, with respect to its beneficial ownership of our Common Units, Kayne Anderson Capital Advisors, L.P. has sole voting and dispositive power with respect to 2,090,785 Common Units.

Directors/Named Executive Officers	Total Common Units Beneficially Owned (1)	Percent of Total Outstanding
Terry R. Gerhart	26,802	*
Kenneth M. Fisher	12,500	*
Charles J. Rimer	—	—
Gary W. Willingham	10,000	*
Hallie A. Vanderhider	8,774	*
Martin Salinas, Jr.	15,774	*
Andrew E. Viens	4,741	*
John F. Bookout, IV	17,311	*
Thomas W. Christensen	3,565	*
John C. Nicholson	13,623	*
All Directors and Executive Officers as a Group (10 persons)	113,090	*

*	Less than 1%.

(1)	None of the common units reported in this column are pledged as security.
The following table sets forth, as of February 15, 2018, the number of shares of Noble common stock beneficially owned by each of the directors and named executive officers of our General Partner and all of the directors and named executive officers of our General Partner as a group. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of February 15, 2018 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of February 15, 2018. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Noble common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Shares of Common Stock Beneficially Owned	Percent of Total Outstanding
Terry R. Gerhart	167,526	*
Kenneth M. Fisher	672,336	*
Charles J. Rimer	287,564	*
Gary W. Willingham	433,687	*
Hallie A. Vanderhider	—	—
Martin Salinas, Jr.	—	—
Andrew E. Viens	—	—
John F. Bookout, IV	3,822	*
Thomas W. Christensen	4,391	*
John C. Nicholson	9,815	*
All Directors and Executive Officers as a Group (9 persons)	1,579,141	*

*	Less than 1%.

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information regarding the number of common units that are available for issuance under our LTIP as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	1,817,428
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,817,428

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Noble owns 2,090,014 Common Units and 15,902,584 Subordinated Units representing an aggregate 45.5% limited partner interest in us. In addition, our General Partner owns a non-economic General Partner interest in us and Noble owns all of our IDRs.
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
Formation/IPO Stage
The consideration received by our General Partner and its affiliates, including Noble, in connection with the IPO for the contribution of the controlling interests in our development companies to us:

•	a total of 1,527,584 Common Units, representing a 4.8% limited partner interest in the Partnership;

•	a total of 15,902,584 Subordinated Units, representing an approximate 50.0% limited partner interest in the Partnership;

•	IDRs in the Partnership;

•	an initial cash distribution of $296.8 million from the Partnership; and

•	a non-economic General Partnership interest in the Partnership, through our General Partner, Noble Midstream GP LLC, which is not entitled to receive cash distributions.
Post-IPO Operational Stage
Distributions of available cash to Noble:

•
We will generally make cash distributions to our unitholders pro rata, including Noble, as holder of an aggregate 2,090,014 Common Units and 15,902,584 Subordinated Units. Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding Common and Subordinated Units for four quarters, Noble would receive an annual distribution of approximately $27 million on their units.

•
In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the IDRs held by Noble will entitle it to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

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

•
Under our omnibus agreement, we pay to Noble a fixed fee for the cost of the general and administrative expenses that we anticipate to receive. In addition, to the extent Noble incurs direct, third party out-of-pocket general and administrative costs for our exclusive benefit, we reimburse Noble for such amounts, and we are responsible for directly incurring certain other general and administrative expenses, such as our tax advisors who specialize in master limited partnerships, lawyers and accounting firms.

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

Agreements with our Affiliates in Connection with the IPO Transactions
We and other parties entered into the various agreements that effected the transactions in connection with the IPO, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds from the IPO. While not the result of arm’s-length negotiations, we believe the terms of all of our initial agreements with Noble and its affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid for with the proceeds from the IPO.
Omnibus Agreement
At the closing of the IPO, we entered into an omnibus agreement with Noble and our General Partner that addresses the following matters:

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

•
an indemnity by Noble for certain environmental and other liabilities, and our obligation to indemnify Noble for events and conditions associated with the operations of its assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us.

If Noble ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. The ROFR and ROFO contained in our omnibus agreement will terminate on the earlier of 15 years from the closing of the IPO, the date that Noble no longer controls our General Partner and on the written agreement of all parties.
Payment of general and administrative support fee and reimbursement of expenses. We pay Noble a flat fee, initially in the amount of $6.9 million per year (payable in equal monthly installments and prorated for the first year of service), for the provision of certain general and administrative services for our benefit.
Once per year, Noble will submit a good faith estimate of the general and administrative services fee based on the services that Noble anticipates providing to us during the following year. The board of directors of our General Partner will have the opportunity to review the proposed general and administrative fee for the upcoming year and submit disputes to Noble; provided, however, that the fee will not be increased from the initial $6.9 million per year for the first three years following the closing of the IPO. If Noble and the board of directors of our General Partner are unable to agree on the amount of the general and administrative fee for any year, Noble and the Partnership will submit their calculations of the fee to an independent auditing firm for review. The determination of the independent auditing firm will be final and binding on Noble and the Partnership with respect to all items included in the general and administrative fee.
Under the omnibus agreement, we will also reimburse Noble for all direct, third party out-of-pocket costs incurred by Noble in providing these services for our exclusive benefit. This reimbursement will be in addition to our reimbursement of our General Partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

Rights of First Refusal (ROFR). Under the omnibus agreement, Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets and ROFR services granted to us by Noble as well as the net acreage covered by our ROFR, to the extent known as of December 31, 2017, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
East Pony (Northern Colorado)	Natural Gas Processing Natural Gas Gathering	Operational	44,000
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	31,000
DJ Basin (other than already dedicated)	To the extent not already dedicated: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	85,000
Delaware Basin	Natural Gas Gathering Fresh Water Services	In Progress	111,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
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
Rights of First Offer (ROFO). Under the omnibus agreement, Noble has granted us a ROFO with respect to its retained interests in the DevCos through which we conduct our midstream services. Pursuant to our ROFO, before Noble can offer any of its retained interests in our DevCos to any third party, Noble must allow us to make an offer to purchase these interests. We believe that the ROFO on Noble’s retained interests in our DevCos will provide us an opportunity to develop organic growth with potentially lower development capital costs. We are under no obligation to purchase any of Noble’s retained interests in our DevCos, and Noble is only under an obligation to permit us to make an offer on these interests to the extent that Noble elects to sell these midstream assets to a third party.
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
Indemnification. Under the omnibus agreement, Noble will indemnify us, subject to certain deductibles, for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences before the closing of the IPO. Noble will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that are identified prior to the third anniversary of the closing of the IPO, and will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification.
Noble will also indemnify us for liabilities relating to:

•
the consummation of the transactions contemplated by our contribution agreements or the assets contributed to us, other than environmental liabilities, that arise out of the ownership or operation of the assets prior to the closing of the IPO;

•	events and conditions associated with any assets retained by Noble;

•
litigation matters attributable to the ownership or operation of the contributed assets prior to the closing of the IPO, which will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification (other than currently pending legal actions, which are not subject to a deductible);

•
the failure to have any consent, license, permit or approval necessary for us to own or operate the contributed assets in substantially the same manner as owned or operated by Noble prior to the IPO; and

•	all tax liabilities attributable to the assets contributed to us arising prior to the closing of the IPO or otherwise related to Noble’s contribution of those assets to us in connection with the IPO.
We have agreed to indemnify Noble for events and conditions associated with the ownership or operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us as described above. There is no limit on the amount for which we will indemnify Noble under the omnibus agreement.
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
Insurance
Captive insurance entities controlled by Noble provide limited third party liability, property and business interruption insurance to the Partnership at commercially competitive rates. The Partnership and Noble also utilize unaffiliated insurance carriers to provide third party liability, property and business interruption insurance in excess of the captive entities’ limitations. Additionally, director and officer insurance for the Partnership is provided as a part of Noble’s third party director and officer insurance policy.
Director Independence
Our disclosures in Item 10. Directors, Executive Officers and Corporate Governance are incorporated herein by reference.
Procedures for Review, Approval and Ratification of Related Person Transactions
The board of directors of our General Partner adopted a code of business conduct and ethics in connection with the completion of the IPO that provides that the board of directors of our General Partner or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions.
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

Item 14.  Principal Accounting Fees and Services
The table below sets forth the aggregate fees and expenses for the years ended December 31, 2016 and December 31, 2017 for professional services performed by our independent registered public accounting firm KPMG LLP:

	Year Ended December 31,
(in thousands)	2017	2016
Audit Fees	$923	$725
Audit-Related Fees	137	125
Tax Fees	—	—
Total Fees	$1,060	$850
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
The audit committee has adopted a pre-approval policy with respect to services which may be performed by KPMG LLP. This policy lists specific audit-related and tax services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives quarterly reports on the status of expenditures pursuant to that pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the audit committee. For the year ended December 31, 2017, the audit committee of our predecessor approved 100% of the services described above.
The audit committee of the board of directors of our General Partner has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2018.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)       The following documents are filed as a part of this report:

(1)	Financial Statements: The financial statements required to be filed by this Item 15 are set forth in Item 8. Financial Statements and Supplementary Data.

(3)	Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

Index to Exhibits

Exhibit Number	Exhibit

2.1
Advantage Pipeline Holdings LLC Subscription Agreement, dated February 12, 2017, by and among Advantage Pipeline Holdings LLC, Trinity River DevCo LLC and Plains Pipeline, L.P. (filed as Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 14, 2017 and incorporated herein by reference)

2.2
Member Interest Purchase and Sale Agreement, dated December 12, 2017, by and between Black Diamond Gathering LLC and Saddle Butte Pipeline II, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report of Form 8-K (Date of Event: December 12, 2017) filed December 12, 2017 and incorporated herein by reference).

2.3
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

10.3.1
Limited Waiver to Omnibus Agreement dated February 14, 2017, by and among the Registrant, Noble Midstream GP LLC, Noble Midstream Services, LLC, Noble Energy, Inc., Noble Energy Services, Inc. and NBL Midstream LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed May 2, 2017 and incorporated herein by reference).

10.3.2
First Amendment to the Limited Waiver to Omnibus Agreement dated June 23, 2017, by and among the Registrant, Noble Energy, Inc., Noble Energy Services, Inc., NBL Midstream, LLC, Noble Midstream Services, LLC and Noble Midstream GP LLC, (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed August 3, 2017 and incorporated herein by reference).

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

10.5.1
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

10.5.2
Second Amendment to Credit Agreement, dated January 31, 2018, to Credit Agreement dated September 20, 2016, by and among the Registrant, as the parent, and Noble Midstream Services, LLC, as the Borrower, the subsidiaries of the Borrower identified therein, JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: January 31, 2018) filed February 2, 2018 and incorporated herein by reference).

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

10.10.1.1
Amendment 01 to that certain Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 01, effective as of March 31, 2016, among Noble Energy, Inc. and Colorado River DevCo LP (filed as Exhibit 10.18.2 to Amendment No. 7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207560) filed September 6, 2016 and incorporated herein by reference).

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

10.20*
Registrant's Form of Employee Restricted Unit Agreement [3-Year Cliff Vest] under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 2, 2017 and incorporated herein by reference).

21.1***	Subsidiaries

23.1***	Consent of Independent Registered Public Accounting Firm — KPMG LLP

31.1***	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2***	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1***	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2***	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Item 16. Form 10-K Summary
None.

GLOSSARY

In this report, the following abbreviations are used:

Bbl	Barrel
Bbl/d	Barrels per day
Bpm	Barrels per minute
Btu	British thermal unit
Btu/d	British thermal units per day
CGF	Central gathering facility
CPI	Consumer Price Index
DevCo	Development company
DCF	Distributable cash flow
DJ Basin	Denver-Julesburg Basin
EBITDA	Earnings before interest, taxes, depreciation, and amortization
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas emissions
IDP	Integrated development plan
IDRs	Incentive distribution rights
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf/d	Thousand cubic feet per day
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
NGL	Natural gas liquids
IPO	Initial public offering
PPI	Producer Price Index
ROFO	Right of first offer
ROFR	Right of first refusal

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date:	February 20, 2018	By: /s/ Terry R. Gerhart
Terry R. Gerhart,
Chief Executive Officer and Director

Date:	February 20, 2018	By: /s/ John F. Bookout, IV
John F. Bookout, IV,
Chief Financial Officer

Date:	February 20, 2018	By: /s/ Thomas W. Christensen
Thomas W. Christensen,
Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry R. Gerhart	Chief Executive Officer and Director	February 20, 2018
Terry R. Gerhart	(Principal Executive Officer)

/s/ John F. Bookout, IV	Chief Financial Officer	February 20, 2018
John F. Bookout, IV	(Principal Financial Officer)

/s/ Thomas W. Christensen	Chief Accounting Officer	February 20, 2018
Thomas W. Christensen	(Principal Accounting Officer)

/s/ John C. Nicholson	Chief Operating Officer	February 20, 2018
John C. Nicholson

/s/ Kenneth M. Fisher	Chairman of the Board of Directors	February 20, 2018
Kenneth M. Fisher

/s/ Charles J. Rimer	Director	February 20, 2018
Charles J. Rimer

/s/ Gary W. Willingham	Director	February 20, 2018
Gary W. Willingham

/s/ Hallie A. Vanderhider	Director	February 20, 2018
Hallie A. Vanderhider

/s/ Martin Salinas, Jr.	Director	February 20, 2018
Martin Salinas, Jr.

/s/ Andrew E. Viens	Director	February 20, 2018
Andrew E. Viens