Form 10-Q
period 2018-03-31
Noble Midstream Partners LP
filed 2018-05-01
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐    No ☒
As of April 27, 2018, the registrant had 23,759,674 common units and 15,902,584 subordinated units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Midstream Services — Affiliate	$64,263	$50,314
Midstream Services — Third Party	11,360	—
Crude Oil Sales — Third Party	22,110	—
Total Revenues	97,733	50,314
Costs and Expenses
Cost of Crude Oil Sales	21,439	—
Direct Operating	17,148	11,401
Depreciation and Amortization	11,329	2,449
General and Administrative	10,442	2,742
Total Operating Expenses	60,358	16,592
Operating Income	37,375	33,722
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	1,033	267
Investment Income	(2,868)	(1,065)
Total Other Income	(1,835)	(798)
Income Before Income Taxes	39,210	34,520
Income Tax Provision	74	—
Net Income	39,136	34,520
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(225)	10,178
Net Income Attributable to Noble Midstream Partners LP	39,361	24,342
Less: Net Income Attributable to Incentive Distribution Rights	819	—
Net Income Attributable to Limited Partners	$38,542	$24,342

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.97	$0.77
Subordinated Units	$0.97	$0.77

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,683	15,903
Subordinated Units	15,903	15,903

Weighted Average Limited Partner Units Outstanding —Diluted
Common Units	23,698	15,909
Subordinated Units	15,903	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$24,924	$18,026
Restricted Cash	—	37,505
Accounts Receivable — Affiliate	27,584	27,539
Accounts Receivable — Third Party	15,778	2,641
Other Current Assets	4,076	389
Total Current Assets	72,362	86,100
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	1,161,012	706,039
Less: Accumulated Depreciation and Amortization	(50,142)	(44,271)
Total Property, Plant and Equipment, Net	1,110,870	661,768
Intangible Assets, Net	334,435	—
Goodwill	111,145	—
Investments	79,648	80,461
Deferred Charges	3,218	1,429
Total Assets	$1,711,678	$829,758
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$3,968	$1,616
Accounts Payable — Trade	211,399	109,893
Other Current Liabilities	3,110	2,876
Total Current Liabilities	218,477	114,385
Long-Term Liabilities
Long-Term Debt	435,000	85,000
Asset Retirement Obligations	11,791	10,416
Other Long-Term Liabilities	3,758	3,727
Total Liabilities	669,026	213,528
EQUITY
Partners’ Equity
Limited Partner
Common Units (23,758 and 23,712 units outstanding, respectively)	655,602	642,616
Subordinated Units (15,903 units outstanding)	(159,203)	(168,136)
General Partner	819	520
Total Partners’ Equity	497,218	475,000
Noncontrolling Interests	545,434	141,230
Total Equity	1,042,652	616,230
Total Liabilities and Equity	$1,711,678	$829,758

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net Income	$39,136	$34,520
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	11,329	2,449
Dividends from Equity Method Investee, Net of Income	393	—
Unit-Based Compensation	321	127
Other Adjustments for Noncash Items Included in Income	167	95
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(2,520)	(3,322)
Decrease in Accounts Payable	(836)	(2,518)
Other Operating Assets and Liabilities, Net	(2,387)	874
Net Cash Provided by Operating Activities	45,603	32,225
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(161,509)	(32,298)
Black Diamond Acquisition, Net of Cash Acquired	(650,131)	—
Additions to Investments	—	(414)
Distributions from Cost Method Investee	419	123
Net Cash Used in Investing Activities	(811,221)	(32,589)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests	(3,007)	(11,267)
Contributions from Noncontrolling Interests	409,865	7,087
Borrowings Under Revolving Credit Facility	405,000	—
Repayment of Revolving Credit Facility	(55,000)	—
Distributions to Unitholders	(19,860)	(13,782)
Revolving Credit Facility Amendment Fees and Other	(1,987)	(236)
Net Cash Provided by (Used in) Financing Activities	735,011	(18,198)
Decrease in Cash, Cash Equivalents, and Restricted Cash	(30,607)	(18,562)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	55,531	57,421
Cash, Cash Equivalents, and Restricted Cash at End of Period	$24,924	$38,859
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statement of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2017	$642,616	$(168,136)	$520	$141,230	$616,230
Net Income	23,058	15,484	819	(225)	39,136
Contributions from Noncontrolling Interests	—	—	—	409,865	409,865
Distributions to Noncontrolling Interests	—	—	—	(3,007)	(3,007)
Distributions to Unitholders	(11,575)	(7,765)	(520)	—	(19,860)
Black Diamond Equity Ownership Promote Vesting (1)	1,215	1,214		(2,429)	—
Unit-Based Compensation	321	—	—	—	321
Other	(33)	—	—	—	(33)
March 31, 2018	$655,602	$(159,203)	$819	$545,434	$1,042,652

(1)	See Note 2. Basis of Presentation.
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations
Organization Noble Midstream Partners LP (the Partnership, we, us or our) is a growth-oriented Delaware master limited partnership formed in December 2014 by our sponsor, Noble Energy, Inc. (Noble or Parent), to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current focus areas are the Denver-Julesburg Basin (DJ Basin) in Colorado and the Southern Delaware Basin position of the Permian Basin (Delaware Basin) in Texas.
Partnership Assets Our assets consist of ownership interests in certain development companies (DevCos) which serve specific areas and integrated development plan (IDP) areas and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	Current Status of Asset	NBLX Ownership	Noncontrolling Interest(1)
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Operational Operational Operational	100%	N/A
San Juan River DevCo LP	East Pony IDP (DJ Basin)	Water Services	Operational	25%	75%
Green River DevCo LP	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	Planning Planning Partially Operational	25%	75%
Laramie River DevCo LP (2)	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Operational	100%	N/A
Blanco River DevCo LP	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	Operational	40%	60%
Gunnison River DevCo LP	Bronco IDP (DJ Basin)	Crude Oil Gathering Water Services	Future Development	5%	95%
Trinity River DevCo LLC (3)	Delaware Basin	Crude Oil Transmission Natural Gas Compression	Operational	100%	N/A

(1)	The noncontrolling interest represents Noble’s retained ownership interest in each DevCo.

(2)	Our interest in Black Diamond Gathering LLC (Black Diamond) is owned through Laramie River DevCo LP. See Note 2. Basis of Presentation and Note 3. Acquisition.

(3)	Our interest in the Advantage Joint Venture (defined below) is owned through Trinity River DevCo LLC.
Additionally, we own a 3.33% ownership interest (the White Cliffs Interest) in White Cliffs Pipeline L.L.C. as well as a 50% interest in Advantage Pipeline, L.L.C. (the Advantage Joint Venture).
Nature of Operations Through our ownership interests in the DevCos, we operate and own interests in the following assets, some of which are currently under construction:

•	crude oil and natural gas gathering systems;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems; and

•	fresh water storage and delivery systems.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Additionally, we purchase and sell crude oil to customers at various delivery points on our gathering systems.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation
Basis of Presentation and Consolidation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and partners’ equity for such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
Variable Interest Entities   Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as general partner. All intercompany balances and transactions have been eliminated upon consolidation. We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance; therefore, each DevCo is considered a variable interest entity, or VIE. Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos in our financial statements. A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our investment in the Advantage Joint Venture is owned through Trinity River DevCo LLC, all financial statement activity associated with our investment is captured within the Investments and Other reportable segment. See Note 9. Segment Information.
On January 31, 2018, Black Diamond, an entity formed by Black Diamond Gathering Holdings LLC (the Noble Member), a wholly-owned subsidiary of Noble Midstream Partners LP, and Greenfield Midstream, LLC (the Greenfield Member), completed the acquisition of all of the issued and outstanding limited liability company interests in Saddle Butte Rockies Midstream, LLC and certain affiliates (collectively, Saddle Butte) from Saddle Butte Pipeline II, LLC (Seller). The acquisition of Saddle Butte will be referred to as the Black Diamond Acquisition. See Note 3. Acquisition. Our consolidated financial statements include the accounts of Black Diamond, which we control. We have determined that the partners with equity at risk in Black Diamond lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, Black Diamond is considered a VIE. Through our majority representation on the Black Diamond company board of directors as well as our responsibility as operator of the acquired system, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Black Diamond in our financial statements.
Accounting for Investments We use the equity method of accounting for our investment in the Advantage Joint Venture, as we do not control, but do exert significant influence over its operations. We use the cost method of accounting for our White Cliffs Interest as we have virtually no influence over its operations and financial policies.
Noncontrolling Interests We present our consolidated financial statements with a noncontrolling interest section representing Noble’s retained ownership of our DevCos as well as Greenfield Member’s ownership of Black Diamond.
Black Diamond Equity Ownership Promote Vesting In accordance with the limited liability company agreement of Black Diamond, Noble Member received an equity ownership promote. The capital accounts for Noble Member and Greenfield Member at March 31, 2018 do not equal their agreed equity ownership interests due to the funding structure of the total Black Diamond Acquisition purchase price. See Note 3. Acquisition.
The limited liability company agreement of Black Diamond requires special allocations of gross income to balance the ratio of each member’s capital account to their agreed equity ownership interest over time. The special allocations are accounted for as equity transactions between the Partnership and a subsidiary with no gain or loss recognized.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets Our intangible assets are comprised of customer contracts and related relationships acquired in the Black Diamond Acquisition and recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Amortization is calculated using the straight-line method, which reflects the pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The amortization of intangibles is included in depreciation and amortization expense in our consolidated statements of operations. Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See Note 3. Acquisition and Note 6. Intangible Assets.
Goodwill As of March 31, 2018, our consolidated balance sheet includes goodwill of $111.1 million. This goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Gathering Systems reportable segment. Our reportable segments represent our reporting units. See Note 3. Acquisition and Note 9. Segment Information.
Goodwill is not amortized to earnings but is qualitatively assessed for impairment. We will assess goodwill for impairment annually during the third quarter, or more frequently as circumstances require, at the reporting unit level. If, based on our qualitative procedures, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform the two-step goodwill impairment test. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Recently Issued Accounting Standards – Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, below, for newly issued accounting guidance regarding future goodwill impairment testing.
Fair Value Measurements We measure assets and liabilities requiring fair value presentation and disclose such amounts according to the quality of valuation inputs under the fair value hierarchy. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature and maturity of the instruments and use Level 1 inputs.
Income Taxes We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. As taxes are generally borne by our partners through the allocation of taxable income, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. During third quarter 2017, we commenced operations in the Delaware Basin and are subject to a Texas margin tax. The tax due is based on an entity’s apportioned taxable margin. We recorded a de minimis state tax provision for the three months ended March 31, 2018.
Supplemental Cash Flow Information We accrued $186.3 million and $48.5 million related to midstream capital expenditures for projects in progress as of March 31, 2018 and March 31, 2017, respectively.
Concentration of Credit Risk For the three months ended March 31, 2018, 66% of our revenues are from Noble and its affiliates. For all other periods presented, 100% of our revenues are from Noble and its affiliates.
Recently Adopted Accounting Standards
Clarifying the Definition of a Business In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-01 (ASU 2017-01): Business Combinations - Clarifying the Definition of a Business. ASU 2017-01 assists in determining whether certain transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment provides a screen to be applied to the fair value of an acquisition or disposal to evaluate whether the assets in question are simply assets or if they meet the definition of a business. If the screen is not met, no further evaluation is needed. If the screen is met, certain steps are subsequently taken to make the determination. We adopted ASU 2017-01 in the first quarter of 2018 and have applied the guidance to the Black Diamond Acquisition.
Statement of Cash Flows – Restricted Cash In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18): Statement of Cash Flows - Restricted Cash. We adopted ASU 2016-18 in the first quarter of 2018, using the retrospective method. ASU 2016-18 requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows, but has no other impacts on our results of operations, financial condition or cash flows.
Topic 606, Revenue from Contracts with Customers  In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers (ASC 606). We adopted ASC 606 on January 1, 2018, using the modified retrospective method. See our Revenue Recognition discussion below.
Recently Issued Accounting Standards
Leases In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued Accounting Standards

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Update No. 2018-01 (ASU 2018-01): Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.
In the normal course of business, we enter into lease agreements and land easements to support our operations and may lease water-related, field-related and other assets. At this time, we cannot reasonably estimate the financial impact ASU 2016-02 will have on our financial statements; however, we believe adoption and implementation of ASU 2016-02 will likely materially impact our balance sheet resulting from an increase in both assets and liabilities relating to our leasing activities. As part of our assessment to date, we have formed an implementation work team, prepared educational and training materials pertinent to ASU 2016-02 and have begun contract review and documentation.
Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04): Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment, to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new guidance, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, with an impairment charge being recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU 2017-04 and have not yet determined if we will early adopt.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. The following table provides a reconciliation of total cash:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash and Cash Equivalents at Beginning of Period	$18,026	$57,421
Restricted Cash at Beginning of Period (1)	37,505	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$55,531	$57,421

Cash and Cash Equivalents at End of Period	$24,924	$38,859
Restricted Cash at End of Period	—	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$24,924	$38,859

(1)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.
Revenue Recognition We generate revenues by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Also, we purchase and sell crude oil to customers at various delivery points on our gathering systems. We adopted ASC 606 on January 1, 2018, using the modified retrospective method. Under ASC 606, performance obligations are the unit of account and generally represent distinct goods or services that are promised to customers. The adoption of ASC 606 did not have an impact on the recognition, measurement and presentation of our revenues and expenses.
Performance Obligations For gathering crude oil and natural gas, treating crude oil, delivering and storing fresh water, and collecting, cleaning and disposing of produced water, our performance obligations are satisfied over time using volumes delivered to measure progress. We record revenue related to the volumes delivered at the contract price at the time of delivery.
We began generating revenue from crude oil sales during first quarter 2018 upon closing of the Black Diamond Acquisition. Black Diamond engages in the purchase and sale of crude oil. For our crude oil sales, each unit sold is generally considered a distinct good and the related performance obligation is generally satisfied at a point in time (i.e. at the time control of the crude oil is transferred to the customer). We recognize revenue from the sale of crude oil when our contracted performance obligation to deliver crude oil is satisfied and control of the crude oil is transferred to the customer. This usually occurs when the crude oil is delivered to the location specified in the contract and the title and risks of rewards and ownership are transferred to the customer.
Transaction Price Allocated to Remaining Performance Obligations The majority of our revenue agreements have a term greater than one year, and as such we have utilized the practical expedient in ASC 606, which states that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our revenue agreements, each delivery generally represents a separate

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
The remainder of our revenue agreements, which relate to agreements with third parties, are short-term in nature with a term of one year or less. We have utilized an additional practical expedient in ASC 606 which exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of an agreement that has an original expected duration of one year or less.
Contract Balances Under our revenue agreements, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. As such, our revenue agreements do not give rise to contract assets or liabilities under ASC 606.
The following is a summary of our types of revenue agreements:
Crude Oil Gathering Under our crude oil gathering agreements, we receive a volumetric fee per barrel (Bbl) for the crude oil gathering services we provide.
Natural Gas Gathering Under our natural gas gathering agreements, we receive a volumetric fee per million British Thermal Unit (MMBtu) for the natural gas gathering services we provide.
Produced Water Services Under our produced water services agreements, we receive a fee for collecting, cleaning or otherwise disposing of water produced from operating crude oil and natural gas wells in the dedication area. The fee is comprised of a volumetric component for services we provide directly and a pass through component for services we provide through contracts with third parties.
Fresh Water Services Under our fresh water services agreements, we receive a fee for delivering fresh water. The fee is comprised of a volumetric component for services we provide directly and a pass through component for services we provide through contracts with third parties. The cost of storing the fresh water is included in the delivery fee.
Crude Oil Treating Under our crude oil treating agreements, we receive a monthly fee for the crude oil treating services we provide based on each well operated by Noble that is producing in paying quantities that is not connected to our crude oil gathering systems during such month.
Crude Oil Purchase and Sale Under our commodity purchase and sale agreements, we purchase and sell crude oil to customers at various delivery points on our gathering systems. For purchase and sale transactions with the same counterparty, the purchase and sale is settled at the same contractually fixed price on a net basis. We account for these transactions on a net basis, in accordance with ASC 845, Non-Monetary Exchanges. We record the residual gathering fee as gathering revenue in our consolidated statements of operations. For purchase and sale transactions with different counterparties, we purchase the crude oil at market-based prices and sell the crude oil to a different counterparty at market-based prices. Market-based pricing is based on the price index applicable for the location of the sale. We account for these transactions on a gross basis.

Note 3. Acquisition
On January 31, 2018, Black Diamond completed the Black Diamond Acquisition for approximately $638.5 million in cash. Noble Member and Greenfield Member each funded its share of the purchase price, approximately $319.9 million and $318.6 million, respectively, through contributions to Black Diamond. Noble Member funded its share of the purchase price through a combination of cash on hand and borrowings under its revolving credit facility. See Note 7. Long-Term Debt.
In addition to the payment to the Seller, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (PDC Energy) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as extend the duration of the acreage dedication by five years. In accordance with the limited liability company agreement of Black Diamond, Noble Member is to receive a 54.4% equity ownership interest in Black Diamond and Greenfield Member is to receive a 45.6% equity ownership interest in Black Diamond. Noble Member’s agreed equity ownership includes a 4.4% equity ownership promote which will vest only after Noble Member is allocated an amount of gross revenue equal to the contributions by Greenfield Member in excess of their agreed equity ownership interest.
We serve as the operator of the Black Diamond system which includes a large-scale integrated gathering system located in the DJ Basin with approximately 160 miles of pipeline in operation and delivery capacity of approximately 300 MBbl/d. Black Diamond has approximately 141,000 dedicated acres from six customers under fixed fee arrangements.
In connection with the Black Diamond Acquisition, we have incurred acquisition-related costs of $6.0 million during the three months ended March 31, 2018. Our acquisition-related costs include consulting, advisory, legal and other acquisition-related

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

fees. All acquisition-related costs were expensed and are included in general and administrative expense in our consolidated statements of operations.
Purchase Price Allocation The transaction has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total Black Diamond Acquisition purchase price to the assets acquired and the liabilities assumed based on the fair value at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill.
Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies and final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities, including any goodwill, may be revised as appropriate.
The following table sets forth our preliminary purchase price allocation:

(in thousands)
Cash Consideration	$638,529
PDC Energy Payment	24,120
Current Liabilities Assumed	18,259
Total Purchase Price and Liabilities Assumed	$680,908

Cash	$12,518
Accounts Receivable	10,661
Other Current Assets	1,058
Property, Plant and Equipment	205,766
Intangible Assets (1)	339,760
Fair Value of Identifiable Assets	569,763
Implied Goodwill (2)	111,145
Total Asset Value	$680,908

(1)	See Note 6. Intangible Assets.

(2)
Based upon the preliminary purchase price allocation, we have recognized $111.1 million of goodwill, all of which is assigned to the Gathering Systems reportable segment. As a result of the acquisition, we expect to realize certain synergies which may result from our operation of the Black Diamond system.

The results of operations attributable to Black Diamond are included in our consolidated statements of operations beginning on February 1, 2018. Revenues of $26.8 million and pre-tax net loss of $4.2 million from Black Diamond were generated from February 1, 2018 to March 31, 2018.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Results The following pro forma consolidated financial information was derived from the historical financial statements of the Partnership and Saddle Butte and gives effect to the acquisition as if it had occurred on January 1, 2017. The pro forma results of operations do not include any cost savings or other synergies that may result from the Black Diamond Acquisition or any estimated costs that have been or will be incurred by us to integrate the acquired assets. The pro forma consolidated financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Revenues	$108,245	$79,940
Net Income	36,747	26,333
Net Income Attributable to Noble Midstream Partners LP	$37,815	$18,948

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.96	$0.60
Subordinated Units	$0.96	$0.60

Note 4. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Crude Oil, Natural Gas and Produced Water Gathering	$43,024	$28,409
Fresh Water Delivery	20,284	20,319
Crude Oil Treating	955	1,267
Other	—	319
Total Revenues — Affiliate	$64,263	$50,314

Expenses General and administrative expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
General and Administrative Expense — Affiliate	$1,811	$1,713
General and Administrative Expense — Third Party	8,631	1,029
Total General and Administrative Expense	$10,442	$2,742

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	March 31, 2018	December 31, 2017
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$653,051	$451,275
Fresh Water Delivery Systems	76,915	76,745
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (1)	410,947	157,920
Total Property, Plant and Equipment, at Cost	1,161,012	706,039
Accumulated Depreciation and Amortization	(50,142)	(44,271)
Property, Plant and Equipment, Net	$1,110,870	$661,768

(1)
Construction-in-progress at March 31, 2018 includes $403 million in gathering system projects and $7.9 million in fresh water delivery system projects. Construction-in-progress at December 31, 2017 includes $157.4 million in gathering system projects and $0.5 million in fresh water delivery system projects.

Note 6. Intangible Assets
Our intangible assets as of March 31, 2018 are comprised of customer contracts and relationships from the Black Diamond Acquisition and were recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The customer contracts we acquired are long-term, fixed-fee contracts for the gathering and transportation of crude oil. Fair value was calculated using the multi-period excess earnings method under the income approach for the existing customers. This valuation method is based on first forecasting gross profit for the existing customers and then applying expected attrition rates. The operating cash flows were calculated by determining the costs required to generate gross profit from the existing customers. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate. We utilize the straight-line method of amortization for intangible assets with finite lives. The amortization period is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The estimated economic benefit was determined by assessing the life of the assets related to the contracts and relationships, likelihood of renewals, competitive factors, regulatory or legal provisions and maintenance costs.
Our intangible assets are as follows:

		March 31, 2018
	Useful Life	Intangible Assets, Gross (in thousands)	Accumulated Amortization (in thousands)	Intangible Assets, Net (in thousands)
Customer Contracts and Relationships	7-13 years (1)	$339,760	$5,325	$334,435

(1)	The weighted average useful life of our customer contracts and customer relationships is 11 years.
Estimated future amortization expense related to the intangible assets at March 31, 2018 is as follows:

(in thousands)
Remainder of 2018	$24,233
2019	32,301
2020	32,390
2021	32,301
2022	32,301
Thereafter	180,909
Total	$334,435

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Long-Term Debt
We maintain a revolving credit facility to fund working capital and to finance acquisitions and expansion capital expenditures. On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of the facility to March 9, 2023 and increase the borrowing capacity to $800 million. The borrowing capacity on our revolving credit facility may be increased by up to an additional $350 million subject to certain conditions including compliance with the covenants contained in the credit agreement and requisite commitments from existing or new lenders.
As of December 31, 2017 and March 31, 2018, there was $85 million and $435 million, respectively, outstanding under our revolving credit facility. During the three months ended March 31, 2018, borrowings under our revolving credit facility were primarily used to fund portions of our construction activities and the Black Diamond Acquisition.
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
Interest was incurred on the revolving credit facility at a weighted average annual interest rate of 2.78% during the three months ended March 31, 2018. The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. As of December 31, 2017 and March 31, 2018, the commitment fee rate was 0.2%. Unamortized debt issuance costs totaled $1.4 million and $3.2 million as of December 31, 2017 and March 31, 2018, respectively.
The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of March 31, 2018.
Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

Note 8. Asset Retirement Obligations
Asset retirement obligations consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in asset retirement obligations are as follows:

(in thousands)	Three Months Ended March 31, 2018
Asset Retirement Obligations, Beginning Balance	$10,416
Liabilities Incurred	1,241
Accretion Expense (1)	134
Asset Retirement Obligations, Ending Balance	$11,791

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred were primarily related to our Coronado Central Gathering Facility (CGF) in the Delaware Basin.
With respect to property, plant and equipment acquired in the Black Diamond Acquisition, it is our practice and current intent to maintain these assets and continue to make improvements as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these assets as of March 31, 2018.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Segment Information
We manage our operations by the nature of the services we offer. Our reportable segments comprise the structure used to make key operating decisions and assess performance. We are organized into the following reportable segments: Gathering Systems (crude oil, natural gas, and produced water gathering, crude oil treating, and crude oil sales), Fresh Water Delivery, and Investments and Other. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services.
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1) (2)	Fresh Water Delivery (1)	Investments and Other (1) (3)	Consolidated
Three Months Ended March 31, 2018
Midstream Services — Affiliate	$43,979	$20,284	$—	$64,263
Midstream Services — Third Party	7,458	3,902	—	11,360
Crude Oil Sales — Third Party	22,110	—	—	22,110
Total Revenues	73,547	24,186	—	97,733
Income (Loss) Before Income Taxes	30,827	17,503	(9,120)	39,210

Three Months Ended March 31, 2017
Midstream Services — Affiliate	$29,995	$20,319	$—	$50,314
Midstream Services — Third Party	—	—	—	—
Crude Oil Sales — Third Party	—	—	—	—
Total Revenues	29,995	20,319	—	50,314
Income (Loss) Before Income Taxes	23,254	13,333	(2,067)	34,520

March 31, 2018
Total Assets	$1,487,620	$68,829	$155,229	$1,711,678

December 31, 2017
Total Assets	$593,590	$68,178	$167,990	$829,758

(1)
A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our investment in the Advantage Joint Venture is owned through Trinity River DevCo LLC, all financial statement activity associated with our investment is captured within the Investments and Other reportable segment. As our DevCos represent VIEs, see the above reportable segments for our VIEs impact to the consolidated financial statements.

(2)
Our goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Gathering Systems reportable segment.

(3)	The Investments and Other segment includes our investments in the Advantage Joint Venture and White Cliffs Interest, all general Partnership activity not attributable to our DevCos.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2016(2)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$—	$13,782
Q1 2017	May 8, 2017	May 16, 2017	$0.4108	$6,533	$6,533	$—	$13,066
Q2 2017	August 7, 2017	August 14, 2017	$0.4457	$8,909	$7,088	$92	$16,089
Q3 2017	November 6, 2017	November 13, 2017	$0.4665	$9,330	$7,418	$223	$16,971
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP).

(2)
The distribution for the fourth quarter 2016 is comprised of $0.3925 per unit for the fourth quarter 2016 and $0.0408 per unit for the 10-day period beginning on the closing of the initial public offering on September 20, 2016 and ending on September 30, 2016.

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
Cash Distributions On April 26, 2018, the board of directors of Noble Midstream GP LLC (our general partner) declared a quarterly cash distribution of $0.5110 per unit. The distribution will be paid on May 14, 2018, to unitholders of record on May 7, 2018. Also on May 14, 2018, a cash incentive distribution of $0.8 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated Unit.

Note 11. Net Income Per Limited Partner Unit
Our net income is attributed to limited partners, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to Noble, the holder of our IDRs. The Common and Subordinated unitholders represent an aggregate 100% limited partner interest in us. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain target levels, Noble, as the holder of our IDRs, is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to Noble than to the holders of Common Units and Subordinated Units.
Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include Common Units, Subordinated Units and IDRs.
Basic and diluted net income per limited partner Common Unit and Subordinated Unit is computed by dividing the respective limited partners’ interest in net income for the period by the weighted-average number of Common Units and Subordinated Units outstanding for the period. Diluted net income per limited partner Common Unit and Subordinated Unit reflects the potential dilution that could occur if agreements to issue Common Units, such as awards under the LTIP, were settled or converted into Common Units. When it is determined that potential Common Units resulting from an award should be included in the diluted net income per limited partner Common Unit and Subordinated Unit calculation, the impact is reflected by applying the treasury stock method.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net Income Attributable to Noble Midstream Partners LP	$39,361	$24,342
Less: Net Income Attributable to Incentive Distribution Rights	819	—
Net Income Attributable to Limited Partners	$38,542	$24,342

Net Income Allocable to Common Units	$23,058	$12,171
Net Income Allocable to Subordinated Units	15,484	12,171
Net Income Attributable to Limited Partners	$38,542	$24,342

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.97	$0.77
Subordinated Units	$0.97	$0.77

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,683	15,903
Subordinated Units	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	23,698	15,909
Subordinated Units	15,903	15,903

Antidilutive Restricted Units	21	5

Note 12. Commitments and Contingencies
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
MD&A is our analysis of the Partnership’s financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017. It contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the our disclosures in Item 3 of this report under the heading: “Disclosure Regarding Forward-Looking Statements.”
EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts, as well as purchase and sell crude oil to third parties at various delivery points on our gathering systems. Our business activities are conducted through three reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering, crude oil treating, and commodity sales), Fresh Water Delivery, and Investments and Other.
We are Noble’s primary vehicle for its midstream operations in the onshore United States. We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
Significant Results
The following discussion highlights significant operating and financial results for first quarter 2018.
Significant Operating Highlights Included:

•	average crude oil gathering volumes of 130 MBbl/d, an increase of 195% as compared with first quarter 2017;

•	average natural gas gathering volumes of 248 BBtu/d, an increase of 70% as compared with first quarter 2017;

•	average produced water gathered volumes of 47 MBbl/d, an increase of 422% as compared with first quarter 2017;

•	average fresh water delivered volumes of 168 MBbl/d, an increase of 29% as compared with first quarter 2017;

•	completion of construction of the Coronado CGF in the Delaware Basin; and

•	commencement of crude oil sales upon closing of the Black Diamond Acquisition.
Significant Transactional Highlights Included:

•	closed the Black Diamond Acquisition on January 31, 2018; and

•
extended the maturity date of our revolving credit facility to March 2023 and increased the facility size to $800 million with the ability to increase the borrowing capacity by an additional $350 million.

Significant Financial Highlights Included:

•	net income of $39.1 million, an increase of 13% as compared with first quarter 2017;

•	net income attributable to the Partnership of $39.4 million, an increase of 62% as compared with first quarter 2017;

•	net cash provided by operating activities of $45.6 million, an increase of 42% as compared with first quarter 2017;

•	declared a distribution of $0.5110 per unit, an increase of 4.7% above the fourth quarter 2017 distribution per unit;

•	Adjusted EBITDA (non-GAAP financial measure) of $57.9 million, an increase of 55% as compared with first quarter 2017;

•	Adjusted EBITDA (non-GAAP financial measure) attributable to the Partnership of $54.3 million an increase of 105% as compared with first quarter 2017; and

•	distributable cash flow (non-GAAP financial measure) of $47.3 million, an increase of 95% as compared with first quarter 2017.
For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
2018 Capital Investment Program
Our 2018 capital investment program will accommodate a gross investment level of approximately $500 to $535 million, with $270 to $285 million attributable to us. We will evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

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
Development Project Updates
Laramie River DevCo LP We completed the integration of the assets acquired in the Black Diamond Acquisition and transitioned operation of the system to us. Subsequent to the integration, we completed the connection of the system to a major oil takeaway outlet in the DJ Basin. The system now connects to all four major oil takeaway outlets in the DJ Basin. Additionally, we connected the legacy gathering system to the acquired Lucerne Terminal.
Blanco River DevCo LP During first quarter 2018, we completed construction of the Coronado CGF and continued construction of two additional CGFs. The Billy Miner II CGF was completed and began operations in April 2018. We estimate that construction of the Collier CGF will be completed during second quarter 2018.
Trinity River DevCo LLC During first quarter 2018, we commenced natural gas compression services in the Delaware Basin for Noble. We expect to increase natural gas compression capacity through the installation of additional horsepower by mid-year 2018. We purchased pumps to expand the capacity of the Advantage pipeline to 200 Mbbl/d from 150 Mbbl/d.
Green River DevCo LP During first quarter 2018, we continued construction of our fresh water delivery infrastructure in the Mustang IDP area and commenced procurement and construction on the gathering systems. We began delivering fresh water in March 2018 and our gathering system is expected to be operational mid-year 2018.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics, each as described in more detail below, to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes;

•	operating costs and expenses;

•	Adjusted EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure); and

•	capital expenditures.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended March 31,
(thousands)	2018	2017
Revenues
Midstream Services — Affiliate	$64,263	$50,314
Midstream Services — Third Party	11,360	—
Crude Oil Sales — Third Party	22,110	—
Total Revenues	97,733	50,314
Costs and Expenses
Cost of Crude Oil Sales	21,439	—
Direct Operating	17,148	11,401
Depreciation and Amortization	11,329	2,449
General and Administrative	10,442	2,742
Total Operating Expenses	60,358	16,592
Operating Income	37,375	33,722
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	1,033	267
Investment Income	(2,868)	(1,065)
Total Other Income	(1,835)	(798)
Income Before Income Taxes	39,210	34,520
Income Tax Provision	74	—
Net Income	39,136	34,520
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(225)	10,178
Net Income Attributable to Noble Midstream Partners LP	$39,361	$24,342

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$54,277	$26,501

Distributable Cash Flow(1) of Noble Midstream Partners LP	$47,330	$24,225

(1)
Adjusted EBITDA and Distributable Cash Flow are not measures as determined by GAAP and should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP. For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. These volumes are affected primarily by the level of drilling and completion activity by our customers in our areas of operations, and by changes in the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets.
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

Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended March 31,
	2018	2017
Colorado River DevCo LP (Wells Ranch IDP and East Pony IDP) (1)
Crude Oil Gathering Volumes (Mbbl/d)	67	44
Natural Gas Gathering Volumes (BBtu/d)	208	146
Produced Water Gathering Volumes (Mbbl/d)	16	9
Fresh Water Delivery Volumes (Mbbl/d)	102	74

San Juan River DevCo LP (East Pony IDP) (1)
Fresh Water Delivery Volumes (Mbbl/d)	—	56

Green River DevCo LP (Mustang IDP) (1)
Fresh Water Delivery Volumes (Mbbl/d)	22	—

Blanco River DevCo LP (Delaware Basin) (1)
Crude Oil Gathering Volumes (Mbbl/d)	14	—
Natural Gas Gathering Volumes (BBtu/d)	40	—
Produced Water Gathering Volumes (Mbbl/d)	26	—

Laramie River DevCo LP (Greeley Crescent IDP) (1)
Crude Oil Sales Volumes (Mbbl/d) (2)	5	—
Crude Oil Gathering Volumes (Mbbl/d)	49	—
Produced Water Gathering Volumes (Mbbl/d)	5	—
Fresh Water Delivery Volumes (Mbbl/d)	44	—

Trinity River DevCo LLC (Delaware Basin) (1)
Natural Gas Compression Volumes (BBtu/d)	27	—

Total Gathering Systems
Crude Oil Sales Volumes (Mbbl/d) (2)	5	—
Crude Oil Gathering Volumes (Mbbl/d)	130	44
Natural Gas Gathering Volumes (BBtu/d)	248	146
Barrels of Oil Equivalent (MBoe/d)	162	63
Produced Water Gathering Volumes (Mbbl/d)	47	9
Natural Gas Compression Volumes (BBtu/d)	27	—

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	168	130

(1)	See Item 1. Financial Statements – Note 1. Organization and Nature of Operations for our DevCo ownership interests.

(2)	Crude oil sales commenced upon closing of the Black Diamond Acquisition on January 31, 2018. The daily average sales volumes were computed over the period from February 1, 2018 to March 31, 2018.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended March 31,		Increase (Decrease) From Prior Year
(in thousands)	2018	2017
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$43,024	$28,409	51%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	6,570	—	N/M
Fresh Water Delivery — Affiliate	20,284	20,319	—%
Fresh Water Delivery — Third Party	3,902	—	N/M
Crude Oil Treating — Affiliate	955	1,267	(25)%
Crude Oil Sales — Third Party	22,110	—	N/M
Other — Affiliate	—	319	N/M
Other — Third Party	888	—	N/M
Total Revenues	$97,733	$50,314	94%
N/M Amount is not meaningful
Revenues Trend Analysis
Revenues increased during first quarter 2018 as compared with first quarter 2017 due to the following:

•	an increase in gathering revenues and fresh water delivery revenues due to the commencement of services in the Greeley Crescent IDP area and Delaware Basin subsequent to first quarter 2017;

•	an increase in fresh water delivery revenues due to the timing of well completion activity by Noble in the Mustang IDP area;

•	the commencement of crude oil sales during first quarter 2018; and

•	an increase in gathering revenues in the Wells Ranch and East Pony IDP areas due to an increase in the number of wells connected to the gathering systems subsequent to first quarter 2017;
partially offset by:

•	a decrease in fresh water delivery revenues due to the timing of well completion activity by Noble in the East Pony IDP area.

Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2018	2017	Increase from Prior Year
Three Months Ended March 31,
Cost of Crude Oil Sales	$21,439	$—	N/M
Direct Operating	17,148	11,401	50%
Depreciation and Amortization	11,329	2,449	363%
General and Administrative	10,442	2,742	281%
Total Operating Expenses	$60,358	$16,592	264%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. The purchase and sale of crude oil commenced upon closing of the Black Diamond Acquisition.
Direct Operating Direct operating expense increased during first quarter 2018 as compared with first quarter 2017. The increases in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense increased during first quarter 2018 as compared with first quarter 2017. The increase was primarily attributable to an increase in gathering systems and facilities operating expense associated with the Billy Miner I CGF and Jesse James CGF that were completed subsequent to first quarter 2017, along with the Black Diamond Acquisition in the first quarter 2018.
Fresh Water Delivery Fresh Water Delivery direct operating expense remained consistent during first quarter 2018 as compared with first quarter 2017.
Depreciation and Amortization Depreciation and amortization expense increased during first quarter 2018 as compared with first quarter 2017. The increases in depreciation and amortization expenses be reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased during first quarter 2018 as compared with first quarter 2017 primarily due to assets placed in service after first quarter 2017. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system, construction of the Greeley Crescent gathering system, construction of the Delaware Basin gathering facilities, and assets acquired in the Black Diamond Acquisition. Additionally, depreciation and amortization expense includes the amortization of intangible assets that consist of customer contracts and relationship acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during first quarter 2018 as compared with first quarter 2017.
General and Administrative Expense General and administrative expense is recorded within our Investments and Other reportable segment. General and administrative expense increased during first quarter 2018 as compared with first quarter 2017. The increase is due primarily to legal and financial advisory fees associated with the Black Diamond Acquisition. Transaction expenses associated with the Black Diamond Acquisition were approximately $6.0 million.

Other (Income) Expense Trend Analysis

(in thousands)	2018	2017	Increase (Decrease) from Prior Year
Three Months Ended March 31,
Other (Income) Expense
Interest Expense	$2,521	$267	844%
Capitalized Interest	(1,488)	—	N/M
Interest Expense, Net	1,033	267	287%
Investment Income	(2,868)	(1,065)	169%
Total Other (Income) Expense	$(1,835)	$(798)	130%
N/M Amount is not meaningful
Interest Expense, Net Interest expense is recorded within our Investments and Other reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility. Our interest expense includes interest on outstanding balances and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity during the year. See Note 5. Property, Plant and Equipment for our Construction-in-Progress balances as of March 31, 2018 and December 31, 2017.
Interest expense and capitalized interest increased during first quarter 2018 as compared with first quarter 2017. During first quarter 2017 no amounts were drawn on our revolving credit facility. As there were no amounts drawn during first quarter 2017, our interest expense consisted of commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees.
Investment Income Investment income is recorded within our Investments and Other reportable segment. Investment income increased during first quarter 2018 as compared with first quarter 2017. The increase is primarily due to earnings from our investment in the Advantage Joint Venture.
Income Tax Provision
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Due to operations in the Delaware Basin, we are subject to a Texas margin tax. We recorded a de minimis state tax provision for the three months ended March 31, 2018.

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
We define Adjusted EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization, transaction expenses, and unit-based compensation. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

Reconciliation of Non-GAAP Financial Measures
The following tables present reconciliations of Adjusted EBITDA and distributable cash flow from net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2018	2017
Reconciliation from Net Income
Net Income and Comprehensive Income	$39,136	$34,520
Add:
Depreciation and Amortization	11,329	2,449
Interest Expense, Net of Amount Capitalized	1,033	267
Income Tax Provision	74	—
Transaction Expenses	5,969	—
Unit-Based Compensation	321	127
Adjusted EBITDA	57,862	37,363
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	3,585	10,862
Adjusted EBITDA Attributable to Noble Midstream Partners LP	54,277	26,501
Less:
Cash Interest Paid	2,407	175
Maintenance Capital Expenditures	4,540	2,101
Distributable Cash Flow of Noble Midstream Partners LP	$47,330	$24,225

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2018	2017
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$45,603	$32,225
Add:
Interest Expense, Net of Amount Capitalized	1,033	267
Changes in Operating Assets and Liabilities	5,743	4,966
Transaction Expenses	5,969	—
Change in Income Tax Payable	74	—
Other Adjustments	(560)	(95)
Adjusted EBITDA	57,862	37,363
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	3,585	10,862
Adjusted EBITDA Attributable to Noble Midstream Partners LP	54,277	26,501
Less:
Cash Interest Paid	2,407	175
Maintenance Capital Expenditures	4,540	2,101
Distributable Cash Flow of Noble Midstream Partners LP	$47,330	$24,225

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary sources of liquidity are cash flows generated from operations based on commercial agreements with Noble and our third party customers. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Noble or our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble’ s ownership in the subsidiary.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
During the first quarter 2018, we utilized our revolving credit facility to fund portions of our construction activities and the Black Diamond Acquisition. See Item 1. Financial Statements – Note 3. Acquisition and Item 1. Financial Statements – Note 7. Long-Term Debt.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	March 31, 2018	December 31, 2017
Cash, Cash Equivalents, and Restricted Cash (1)	$24,924	$55,531
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	365,000	265,000
Available Liquidity	$389,924	$320,531

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	See Item 1. Financial Statements – Note 7. Long-Term Debt.
Revolving Credit Facility
On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of our revolving credit facility and increase the borrowing capacity to $800 million. The revolving credit facility is available to fund working capital and to finance acquisitions and expansion capital expenditures. As of March 31, 2018, $435 million was outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 7. Long-Term Debt.
Cash Flows
Summary cash flow information was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total Cash Provided By (Used in)
Operating Activities	$45,603	$32,225
Investing Activities	(811,221)	(32,589)
Financing Activities	735,011	(18,198)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(30,607)	$(18,562)
Operating Activities Net cash provided by operating activities increased during the first three months of 2018 as compared with the first three months of 2017 primarily due to an increase of net income driven by increased revenues resulting from higher throughput volumes due to expansion of existing systems and providing services to new areas and customers. The increase in revenues was partially offset by an increase in depreciation and amortization due to the construction of new systems as well as an increase in general and administrative expense due to legal and financial advisory fees associated with the Black Diamond Acquisition.

Investing Activities Cash used in investing activities increased during the first three months of 2018 as compared with the first three months of 2017 primarily driven by the Black Diamond Acquisition. Additions to property, plant and equipment were also higher in 2018 due to construction of the Mustang gathering and fresh water delivery system as well as construction of the Delaware Basin CGFs.
Financing Activities Cash provided by financing activities increased during the first three months of 2018 as compared with the first three months of 2017. Our primary financing activities during the first three months of 2018 consisted of net borrowings on our revolving credit facility, and contributions from noncontrolling interest owners including the contribution from Greenfield Member to fund the Black Diamond Acquisition.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Contractual Obligations
We had no material changes in our contractual commitments and obligations from amounts listed under Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gathering System Expenditures	$447,389	$64,899
Fresh Water Delivery System Expenditures	7,632	10,814
Total Capital Expenditures	$455,021	$75,713

Additions to Investments	$—	$1,364
For the three months ended March 31, 2018, our gathering system expenditures were primarily associated with the construction of the Mustang gathering system and construction of central gathering facilities in the Delaware Basin. Additionally, our gathering system expenditures include the Black Diamond Acquisition as well as expenditures related to the connection of the acquired system to a major oil takeaway outlet in the DJ Basin. Fresh water delivery system expenditures were primarily associated with the construction of the the Mustang fresh water delivery system.
For the three months ended March 31, 2017, our gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Mustang and Delaware Basin gathering systems, as well as expansion of the Wells Ranch gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Mustang fresh water delivery system as well as the construction of the Greeley Crescent fresh water delivery system.
For the three months ended March 31, 2017, additions to investments were related to acquisition related costs associated with our investment in the Advantage Joint Venture.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On April 26, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.5110 per unit. The distribution will be paid on May 14, 2018, to unitholders of record on May 7, 2018. Also on May 14, 2018, a cash incentive distribution of $0.8 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit and Subordinated Unit.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.8 million per quarter, or $59.4 million million per year, based on the number of Common Units and Subordinated Units outstanding as of March 31, 2018.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a variable interest rate. As of March 31, 2018, $435 million was outstanding under our revolving credit facility. A 1.0% increase in our revolving credit facility interest rate would have resulted in an estimated $0.8 million increase in interest expense for the three months ended March 31, 2018. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
Seasonality
Demand for crude oil and natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain crude oil and natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for crude oil and natural gas during the summer and winter months and decrease demand for crude oil and natural gas during the spring and fall months. With respect to our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or construction projects, which may impact the rate of our growth. In addition, severe winter weather may also impact or slow the ability of Noble and our third party customers to execute their drilling and development plans.
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
Forward-looking statements are not guarantees of future performance and are based on certain assumptions and bases, and subject to certain risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, and not all of which can be disclosed in advance. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of our customers to meet their drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil and natural gas gathering and processing services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our customers under our agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation;

•	interruption of the Partnership's operations due to social, civil or political events or unrest;

•	terrorist attacks or cyber threats;

•	any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close; and

•	certain factors discussed elsewhere in this Form 10-Q.
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2017 is available on our website at www.nblmidstream.com.
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

Part II. Other Information

Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I. Financial Information, Item 1. Financial Statements -Note 12. Commitments and Contingencies of this Form 10-Q, which is incorporated by reference into this Part II. Item 1.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

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

2.3
Member Interest Purchase and Sale Agreement, dated December 12, 2017, by and between Black Diamond Gathering LLC and Saddle Butte Pipeline II, LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Event: December 12, 2017) filed December 12, 2017 and incorporated herein by reference).

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

10.1
Second Amendment to Credit Agreement, dated January 31, 2018, to Credit Agreement, dated September 20, 2016, by and among the Partnership, as the parent, and Noble Midstream Services, LLC, as the Borrower, the subsidiaries of the Borrower identified therein, J.P. Morgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: January 31, 2018) filed February 2, 2018 and incorporated herein by reference).

10.2
Amendment and Restatement Agreement, dated as of March 9, 2018, among Noble Midstream Services, LLC, Noble Midstream Partners LP, the Guarantors party thereto, the Lenders party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: March 9, 2018) filed March 12, 2018 and incorporated herein by reference).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	May 1, 2018	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer