Form 10-Q
period 2018-06-30
Noble Midstream Partners LP
filed 2018-08-03
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐    No ☒
As of July 31, 2018, the registrant had 23,761,859 Common Units and 15,902,584 Subordinated Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$16,202	$18,026
Restricted Cash	—	37,505
Accounts Receivable — Affiliate	25,631	27,539
Accounts Receivable — Third Party	20,085	2,641
Crude Oil Inventory	3,314	—
Other Current Assets	3,896	389
Total Current Assets	69,128	86,100
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	1,331,831	706,039
Less: Accumulated Depreciation and Amortization	(58,414)	(44,271)
Total Property, Plant and Equipment, Net	1,273,417	661,768
Intangible Assets, Net	326,485	—
Goodwill	111,145	—
Investments	81,234	80,461
Deferred Charges	3,056	1,429
Total Assets	$1,864,465	$829,758
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$2,951	$1,616
Accounts Payable — Trade	136,196	109,893
Other Current Liabilities	5,605	2,876
Total Current Liabilities	144,752	114,385
Long-Term Liabilities
Long-Term Debt	530,000	85,000
Asset Retirement Obligations	15,576	10,416
Other Long-Term Liabilities	2,466	3,727
Total Liabilities	692,794	213,528
EQUITY
Partners’ Equity
Limited Partner
Common Units (23,762 and 23,712 units outstanding, respectively)	667,830	642,616
Subordinated Units (15,903 units outstanding)	(151,256)	(168,136)
General Partner	1,134	520
Total Partners’ Equity	517,708	475,000
Noncontrolling Interests	653,963	141,230
Total Equity	1,171,671	616,230
Total Liabilities and Equity	$1,864,465	$829,758

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Midstream Services — Affiliate	$66,924	$54,117	$131,187	$104,431
Midstream Services — Third Party	13,469	3,666	24,829	3,666
Crude Oil Sales — Third Party	41,578	—	63,688	—
Total Revenues	121,971	57,783	219,704	108,097
Costs and Expenses
Cost of Crude Oil Sales	40,012	—	61,451	—
Direct Operating	18,393	14,293	35,541	25,694
Depreciation and Amortization	16,371	2,472	27,700	4,921
General and Administrative	4,980	3,452	15,422	6,194
Total Operating Expenses	79,756	20,217	140,114	36,809
Operating Income	42,215	37,566	79,590	71,288
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	1,681	100	2,714	367
Investment Income	(4,091)	(1,641)	(6,959)	(2,706)
Total Other Income	(2,410)	(1,541)	(4,245)	(2,339)
Income Before Income Taxes	44,625	39,107	83,835	73,627
State Income Tax Provision	183	—	257	—
Net Income	44,442	39,107	83,578	73,627
Less: Net Income Attributable to Noncontrolling Interests	7,858	7,515	7,633	17,693
Net Income Attributable to Noble Midstream Partners LP	36,584	31,592	75,945	55,934
Less: Net Income Attributable to Incentive Distribution Rights	1,134	92	1,953	92
Net Income Attributable to Limited Partners	$35,450	$31,500	$73,992	$55,842

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.90	$0.98	$1.87	$1.75
Subordinated Units	$0.90	$0.98	$1.87	$1.75

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,686	16,127	23,684	16,015
Subordinated Units	15,903	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding —Diluted
Common Units	23,700	16,137	23,699	16,024
Subordinated Units	15,903	15,903	15,903	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net Income	$83,578	$73,627
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	27,700	4,921
Income from Equity Method Investee, Net of Dividends	(1,278)	(405)
Unit-Based Compensation	714	333
Other Adjustments for Noncash Items Included in Income	329	191
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(4,874)	(5,423)
Increase in Accounts Payable	3,241	1,409
Other Operating Assets and Liabilities, Net	(4,338)	(126)
Net Cash Provided by Operating Activities	105,072	74,527
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(409,059)	(109,449)
Black Diamond Acquisition, Net of Cash Acquired	(650,131)	—
Additions to Investments	(119)	(68,485)
Distributions from Cost Method Investee	715	474
Net Cash Used in Investing Activities	(1,058,594)	(177,460)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests	(3,529)	(19,452)
Contributions from Noncontrolling Interests	515,622	29,330
Borrowings Under Revolving Credit Facility	610,000	195,000
Repayment of Revolving Credit Facility	(165,000)	(5,000)
Proceeds from Equity Offering, Net of Cash Offering Costs	—	138,089
Distribution to Noble for Contributed Assets	—	(245,000)
Distributions to Unitholders	(40,913)	(26,848)
Revolving Credit Facility Amendment Fees and Other	(1,987)	(982)
Net Cash Provided by Financing Activities	914,193	65,137
Decrease in Cash, Cash Equivalents, and Restricted Cash	(39,329)	(37,796)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	55,531	57,421
Cash, Cash Equivalents, and Restricted Cash at End of Period	$16,202	$19,625
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statement of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2017	$642,616	$(168,136)	$520	$141,230	$616,230
Net Income	44,268	29,724	1,953	7,633	83,578
Contributions from Noncontrolling Interests	—	—	—	515,622	515,622
Distributions to Noncontrolling Interests	—	—	—	(3,529)	(3,529)
Distributions to Unitholders	(23,683)	(15,891)	(1,339)	—	(40,913)
Black Diamond Equity Ownership Promote Vesting (1)	3,946	3,047	—	(6,993)	—
Unit-Based Compensation	714	—	—	—	714
Other	(31)	—	—	—	(31)
June 30, 2018	$667,830	$(151,256)	$1,134	$653,963	$1,171,671

(1)	See Note 2. Basis of Presentation.
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
Partnership Assets Our assets consist of ownership interests in certain development companies (DevCos) which serve specific areas and integrated development plan (IDP) areas and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	Current Status of Asset	NBLX Ownership	Noncontrolling Interest(1)
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Operational Operational Operational	100%	N/A
San Juan River DevCo LP	East Pony IDP (DJ Basin)	Water Services	Operational	25%	75%
Green River DevCo LP	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	25%	75%
Laramie River DevCo LP (2)	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Operational	100%	N/A
Blanco River DevCo LP	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	Operational	40%	60%
Gunnison River DevCo LP	Bronco IDP (DJ Basin)	Crude Oil Gathering Water Services	Future Development	5%	95%
Trinity River DevCo LLC (3)	Delaware Basin	Crude Oil Transmission Natural Gas Compression	Operational	100%	N/A

(1)	The noncontrolling interest represents Noble’s retained ownership interest in each DevCo.

(2)	Our interest in Black Diamond Gathering LLC (Black Diamond) is owned through Laramie River DevCo LP. See Note 2. Basis of Presentation and Note 3. Acquisition.

(3)	Our interest in the Advantage Joint Venture (defined below) is owned through Trinity River DevCo LLC.
Additionally, we own a 3.33% ownership interest (the White Cliffs Interest) in White Cliffs Pipeline L.L.C. as well as a 50% interest in Advantage Pipeline, L.L.C. (the Advantage Joint Venture).
Nature of Operations Through our ownership interests in the DevCos, we operate and own interests in the following assets, some of which are currently under construction:

•	crude oil gathering systems;

•	natural gas gathering systems and compression units;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems; and

•	fresh water storage and delivery systems.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Additionally, we purchase and sell crude oil to customers at various delivery points on our gathering systems.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation
Basis of Presentation and Consolidation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and partners’ equity for such periods. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
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
Black Diamond Equity Ownership Promote Vesting In accordance with the limited liability company agreement of Black Diamond, Noble Member received an equity ownership promote. The capital accounts for Noble Member and Greenfield Member at June 30, 2018 do not equal their agreed equity ownership interests due to the funding structure of the total Black Diamond Acquisition purchase price. See Note 3. Acquisition.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Intangible Assets Our intangible assets are comprised of customer contracts and related relationships acquired in the Black Diamond Acquisition and recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Amortization is calculated using the straight-line method, which reflects the pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The amortization of intangible assets is included in depreciation and amortization expense in our consolidated statements of operations. Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See Note 3. Acquisition and Note 6. Intangible Assets.
Goodwill As of June 30, 2018, our consolidated balance sheet includes goodwill of $111.1 million. This goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Gathering Systems reportable segment. Our reportable segments represent our reporting units. See Note 3. Acquisition and Note 9. Segment Information.
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
Crude Oil Inventory Our crude oil inventory consists of crude oil that has been purchased at the wellhead. Our crude oil inventory is stated at the lower of cost or net realizable value.
Fair Value Measurements We measure assets and liabilities requiring fair value presentation and disclose such amounts according to the quality of valuation inputs under the fair value hierarchy. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature and maturity of the instruments and use Level 1 inputs.
State Income Tax We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. As taxes are generally borne by our partners through the allocation of taxable income, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. During third quarter 2017, we commenced operations in the Delaware Basin and are subject to a Texas margin tax. The tax due is based on an entity’s apportioned taxable margin. We recorded a de minimis state income tax provision for the three and six months ended June 30, 2018.
Supplemental Cash Flow Information We accrued $106.0 million and $54.5 million related to capital expenditures for projects in progress as of June 30, 2018 and June 30, 2017, respectively.
Concentration of Credit Risk For the three and six months ended June 30, 2018, 55% and 60%, respectively, of our revenues are from Noble and its affiliates. For the three and six months ended June 30, 2017, 94% and 97%, respectively, of our revenues are from Noble and its affiliates.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards
Leases In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued Accounting Standards Update No. 2018-01 (ASU 2018-01): Land Easement Practical Expedient for Transition to Topic 842, to provide an optional practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued Accounting Standards Update No. 2018-10 (ASU 2018-10): Codification Improvements to Topic 842, Leases, to clarify application of certain aspects of the standard and to remove inconsistencies within the guidance. Furthermore, in July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11): Leases (Topic 842): Targeted Improvements, which provides for another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.
In the normal course of business, we enter into lease agreements and land easements to support our operations and may lease water-related, field-related and other assets. We will adopt the new standard on the effective date of January 1, 2019. Although we continue to assess the impact of the standard on our consolidated financial statements, we believe adoption and implementation will result in an increase in assets and liabilities as well as additional disclosures. We do not expect a material impact on our consolidated statement of operations. We have developed and are executing a project plan, which includes contract review and assessment, as well as evaluation of our systems, processes and internal controls. In addition, we plan to implement new lease accounting software.
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
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. The following table provides a reconciliation of total cash:

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash and Cash Equivalents at Beginning of Period	$18,026	$57,421
Restricted Cash at Beginning of Period (1)	37,505	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$55,531	$57,421

Cash and Cash Equivalents at End of Period	$16,202	$19,625
Restricted Cash at End of Period	—	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$16,202	$19,625

(1)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Transaction Price Allocated to Remaining Performance Obligations The majority of our revenue agreements have a term greater than one year, and as such we have utilized the practical expedient in ASC 606, which states that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
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
Natural Gas Gathering Under our natural gas gathering agreements, we receive a volumetric fee per the contracted unit of measure for the natural gas gathering services we provide.
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
Crude Oil Purchase and Sale Under our commodity purchase and sale agreements, we purchase and sell crude oil to customers at various delivery points on our gathering systems. For purchase and sale transactions with the same counterparty, the purchase and sale is settled at the contractual price index on a net basis. We account for these transactions on a net basis, in accordance with ASC 845, Non-Monetary Exchanges. We record the residual fee as gathering revenue in our consolidated statements of operations. For purchase and sale transactions with different counterparties, we purchase the crude oil at market-based prices and sell the crude oil to a different counterparty at market-based prices. Market-based pricing is based on the price index applicable for the location of the sale. We account for these transactions on a gross basis.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
We serve as the operator of the Black Diamond system. We acquired a large-scale integrated gathering system located in the DJ Basin with approximately 160 miles of pipeline in operation and delivery capacity of approximately 300 MBbl/d as well as approximately 141,000 dedicated acres from six customers under fixed-fee arrangements.
In connection with the Black Diamond Acquisition, we have incurred acquisition and integration costs of $7.2 million during the six months ended June 30, 2018. Our acquisition and integration costs include consulting, advisory, legal, transition services and other fees. All acquisition and integration costs were expensed and are included in general and administrative expense in our consolidated statements of operations.
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
Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, final appraisals of assets acquired and liabilities assumed. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities, including any goodwill, may be revised as appropriate.
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

The results of operations attributable to Black Diamond are included in our consolidated statements of operations beginning on February 1, 2018. Revenues of $76.4 million and pre-tax net loss of $9.7 million from Black Diamond were generated from

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

February 1, 2018 to June 30, 2018 and revenues of $49.6 million and pre-tax net loss of $5.5 million from Black Diamond were generated during the three months ended June 30, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenues	$121,971	$78,016	$230,216	$158,275
Net Income	44,442	32,688	81,092	61,915
Net Income Attributable to Noble Midstream Partners LP	$36,584	$27,159	$74,279	$47,682

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.90	$0.85	$1.83	$1.49
Subordinated Units	$0.90	$0.85	$1.83	$1.49

Note 4. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Crude Oil, Natural Gas and Produced Water Gathering	$46,871	$32,328	$89,895	$60,737
Fresh Water Delivery	19,074	20,348	39,358	40,667
Crude Oil Treating	979	1,169	1,934	2,436
Other	—	272	—	591
Total Revenues — Affiliate	$66,924	$54,117	$131,187	$104,431

Expenses General and administrative expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
General and Administrative Expense — Affiliate	$1,894	$1,713	$3,705	$3,425
General and Administrative Expense — Third Party	3,086	1,739	11,717	2,769
Total General and Administrative Expense	$4,980	$3,452	$15,422	$6,194

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	June 30, 2018	December 31, 2017
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$954,329	$451,275
Fresh Water Delivery Systems	78,232	76,745
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (1)	279,171	157,920
Total Property, Plant and Equipment, at Cost	1,331,831	706,039
Accumulated Depreciation and Amortization	(58,414)	(44,271)
Property, Plant and Equipment, Net	$1,273,417	$661,768

(1)
Construction-in-progress at June 30, 2018 includes $256.6 million in gathering system projects, $11.6 million in fresh water delivery system projects and $11.0 million in equipment for use in future projects. Construction-in-progress at December 31, 2017 includes $157.4 million in gathering system projects and $0.5 million in fresh water delivery system projects.

Note 6. Intangible Assets
Our intangible assets as of June 30, 2018 are comprised of customer contracts and relationships from the Black Diamond Acquisition and were recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The customer contracts we acquired are long-term, fixed-fee contracts for the purchase and sale of crude oil. See Note 2. Basis of Presentation for further discussion of our crude oil purchase and sale revenue agreements. Fair value was calculated using the multi-period excess earnings method under the income approach for the existing customers. This valuation method is based on first forecasting gross profit for the existing customers and then applying expected attrition rates. The operating cash flows were calculated by determining the costs required to generate gross profit from the existing customers. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate. We utilize the straight-line method of amortization for intangible assets with finite lives. The amortization period is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The estimated economic benefit was determined by assessing the life of the assets related to the contracts and relationships, likelihood of renewals, competitive factors, regulatory or legal provisions and maintenance costs.
Our intangible assets are as follows:

		June 30, 2018
	Useful Life	Intangible Assets, Gross (in thousands)	Accumulated Amortization (in thousands)	Intangible Assets, Net (in thousands)
Customer Contracts and Relationships	7-13 years (1)	$339,760	$13,275	$326,485

(1)	The weighted average useful life of our customer contracts and customer relationships is 11 years.
Estimated future amortization expense related to the intangible assets at June 30, 2018 is as follows:

(in thousands)
Remainder of 2018	$16,283
2019	32,301
2020	32,390
2021	32,301
2022	32,301
Thereafter	180,909
Total	$326,485

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Long-Term Debt
Revolving Credit Facility We maintain a revolving credit facility to fund working capital and to finance acquisitions and expansion capital expenditures. On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of the facility to March 9, 2023 and increase the borrowing capacity to $800 million. The borrowing capacity on our revolving credit facility may be increased by up to an additional $350 million subject to certain conditions including compliance with the covenants contained in the credit agreement and requisite commitments from existing or new lenders.
As of December 31, 2017 and June 30, 2018, there was $85 million and $530 million, respectively, outstanding under our revolving credit facility. During the six months ended June 30, 2018, borrowings under our revolving credit facility were primarily used to fund portions of our construction activities and the Black Diamond Acquisition.
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
As of December 31, 2017 and June 30, 2018, our weighted average annual interest rate was 2.75% and 3.25%, respectively. The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. As of December 31, 2017 and June 30, 2018, the commitment fee rate was 0.2%. Unamortized debt issuance costs totaled $1.4 million and $3.1 million as of December 31, 2017 and June 30, 2018, respectively.
The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of June 30, 2018.
Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
Subsequent Event On July 31, 2018, we entered into a three year senior unsecured term loan credit facility (Term Credit Agreement) that permits aggregate borrowings of up to $500 million. Proceeds from the Term Credit Agreement will be used to repay a portion of the outstanding borrowings under our revolving credit facility, pay fees and expenses in connection with the Term Credit Agreement transactions and for working capital, capital expenditures, acquisitions and other purposes of the Partnership.
Borrowings under the Term Credit Agreement will bear interest at a rate equal to, at our option, either (1) a base rate plus an applicable margin between 0.00% and 0.50% per annum or (2) a Eurodollar rate plus an applicable margin between 1.00% and 1.50% per annum.
The Term Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default that are substantially the same as those contained in our revolving credit facility. Upon the occurrence and during the continuation of an event of default under the Term Credit Agreement, the lenders may declare all amounts outstanding under the Term Credit Agreement to be immediately due and payable and exercise other remedies as provided by applicable law.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Asset Retirement Obligations
Asset retirement obligations consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in asset retirement obligations are as follows:

(in thousands)	Six Months Ended June 30, 2018
Asset Retirement Obligations, Beginning Balance	$10,416
Liabilities Incurred	4,878
Accretion Expense (1)	282
Asset Retirement Obligations, Ending Balance	$15,576

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred were primarily related to the completion of Central Gathering Facilities (CGFs) in the Delaware Basin. During 2018, we completed the Coronado, Collier and Billy Miner Train II CGFs.
With respect to property, plant and equipment acquired in the Black Diamond Acquisition, it is our practice and current intent to maintain these assets and continue to make improvements as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these assets as of June 30, 2018.

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1) (2)	Fresh Water Delivery (1)	Investments and Other (1) (3)	Consolidated
Three Months Ended June 30, 2018
Midstream Services — Affiliate	$47,850	$19,074	$—	$66,924
Midstream Services — Third Party	10,368	3,101	—	13,469
Crude Oil Sales — Third Party	41,578	—	—	41,578
Total Revenues	99,796	22,175	—	121,971
Income (Loss) Before Income Taxes	29,066	18,434	(2,875)	44,625

Three Months Ended June 30, 2017
Midstream Services — Affiliate	$33,769	$20,348	$—	$54,117
Midstream Services — Third Party	—	3,666	—	3,666
Total Revenues	33,769	24,014	—	57,783
Income (Loss) Before Income Taxes	22,343	18,872	(2,108)	39,107

Six Months Ended June 30, 2018
Midstream Services — Affiliate	$91,829	$39,358	$—	$131,187
Midstream Services — Third Party	17,826	7,003	—	24,829
Crude Oil Sales — Third Party	63,688	—	—	63,688
Total Revenues	173,343	46,361	—	219,704
Income (Loss) Before Income Taxes	59,894	35,937	(11,996)	83,835

Six Months Ended June 30, 2017
Midstream Services — Affiliate	$63,764	$40,667	$—	$104,431
Midstream Services — Third Party	—	3,666	—	3,666
Total Revenues	63,764	44,333	—	108,097
Income (Loss) Before Income Taxes	42,326	35,475	(4,174)	73,627

June 30, 2018
Total Assets	$1,625,130	$79,574	$159,761	$1,864,465

December 31, 2017
Total Assets	$593,590	$68,178	$167,990	$829,758

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2016(2)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$—	$13,782
Q1 2017	May 8, 2017	May 16, 2017	$0.4108	$6,533	$6,533	$—	$13,066
Q2 2017	August 7, 2017	August 14, 2017	$0.4457	$8,909	$7,088	$92	$16,089
Q3 2017	November 6, 2017	November 13, 2017	$0.4665	$9,330	$7,418	$223	$16,971
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851
Q1 2018	May 7, 2018	May 14, 2018	$0.5110	$12,103	$8,126	$819	$21,048

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP).

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
Cash Distributions On July 26, 2018, the board of directors of Noble Midstream GP LLC (our general partner) declared a quarterly cash distribution of $0.5348 per unit. The distribution will be paid on August 13 2018, to unitholders of record on August 6, 2018. Also on August 13, 2018, a cash incentive distribution of $1.1 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated Unit.

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net Income Attributable to Noble Midstream Partners LP	$36,584	$31,592	$75,945	$55,934
Less: Net Income Attributable to Incentive Distribution Rights	1,134	92	1,953	92
Net Income Attributable to Limited Partners	$35,450	$31,500	$73,992	$55,842

Net Income Attributable to Common Units	$21,210	$15,862	$44,268	$28,033
Net Income Attributable to Subordinated Units	14,240	15,638	29,724	27,809
Net Income Attributable to Limited Partners	$35,450	$31,500	$73,992	$55,842

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.90	$0.98	$1.87	$1.75
Subordinated Units	$0.90	$0.98	$1.87	$1.75

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,686	16,127	23,684	16,015
Subordinated Units	15,903	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	23,700	16,137	23,699	16,024
Subordinated Units	15,903	15,903	15,903	15,903

Antidilutive Restricted Units	27	7	21	6

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
EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts, as well as purchase and sell crude oil to customers at various delivery points on our gathering systems. Our business activities are conducted through three reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering, crude oil treating, and crude oil sales), Fresh Water Delivery, and Investments and Other.
We are Noble’s primary vehicle for its midstream operations in the onshore United States (U.S.). We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
Significant Results
The following discussion highlights significant operating and financial results for second quarter 2018.
Significant Operating Highlights Included:

•	average crude oil gathering volumes of 150,589 Bbl/d, an increase of 180% as compared with second quarter 2017;

•	average natural gas gathering volumes of 268,087 MMBtu/d, an increase of 69% as compared with second quarter 2017;

•	average produced water gathered volumes of 86,412 Bbl/d, an increase of 585% as compared with second quarter 2017; and

•	completed construction of the Collier and Billy Miner Train II CGFs in the Delaware Basin.
Significant Financial Highlights Included:

•	net income of $44.4 million, an increase of 14% as compared with second quarter 2017;

•	net income attributable to the Partnership of $36.6 million, an increase of 16% as compared with second quarter 2017;

•	net cash provided by operating activities of $105.1 million, an increase of 41% as compared with second quarter 2017;

•	declared a distribution of $0.5348 per unit, an increase of 20% above the second quarter 2017 distribution per unit;

•	Adjusted EBITDA (non-GAAP financial measure) of $64.4 million, an increase of 54% as compared with second quarter 2017;

•	Adjusted EBITDA (non-GAAP financial measure) attributable to the Partnership of $48.7 million an increase of 44% as compared with second quarter 2017; and

•	distributable cash flow (non-GAAP financial measure) of $39.9 million, an increase of 31% as compared with second quarter 2017.
For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
2018 Capital Investment Program
We have revised our capital investment program to accommodate a gross investment level of approximately $530 million to $550 million. The investment level attributable to the Partnership remains $270 million to $285 million. Approximately 70% of the net capital budget was spent in the first half of the year completing major projects for our customers. The revised capital investment program reflects new customer additions in the DJ and Delaware Basins as well as higher spending on infrastructure for Noble within the Delaware Basin and Mustang IDP area, partially offset by lower capital expenditures within the Greeley Crescent IDP area. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

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
Regulatory Update
During the first six months of 2018, the U.S. Administration imposed import tariffs of 25% on steel products and 10% on aluminum products, as well as quantitative restrictions on imports of steel and/or aluminum products from Argentina, Brazil, and South Korea (Australia has been exempted from the imposition of tariffs and implementation of quotas).  Key U.S. trading partners have threatened to retaliate, or already have retaliated, against imports of U.S.-origin goods and have initiated litigation at the World Trade Organization. The U.S. oil and gas industry relies on steel for drilling and completion of new wells as well as constructing pipelines and gathering facilities. Much of the steel required is in the form of specialty steel products, manufactured to exact specifications, and may not be available domestically in sufficient quantities.
Implementation of these tariffs will likely increase prices for specialty and other products used in various aspects of upstream, midstream and downstream activities. Furthermore, the tariffs and quantitative restrictions may cause disruption in the energy industry’s supply chain, resulting in delay or cessation of drilling efforts, postponement or cancellation of new inter-state or intra-state pipeline projects, which the industry relies on to transport its increasing U.S. onshore oil and gas production to market.
In addition, countries subject to the tariffs have threatened to retaliate with tariffs on U.S. products, potentially resulting in escalating trade disputes between the U.S. and certain of its trade partners. Trade and/or tariff disputes could result in increased costs or shortages of materials and supplies the industry relies on to produce, process and transport its oil and gas production. Moreover, trade and/or tariff disputes, could have negative impacts on the U.S. and global economies overall and result in less demand for our services.
Dedication and Commercial Update
We secured additional long-term dedications for Black Diamond, representing more than 200 wells across approximately 17,000 incremental acres. The additional dedications come from an existing third party customer on the system as well as a new third-party customer and increase total acreage dedicated to the system by 12% to approximately 158,000 acres. Activity on the acreage is expected to commence in late 2018.
We also received a third party producer’s activity set and development plan for approximately 13,000 acres dedicated to us in Reeves County for crude oil, natural gas, and produced water gathering services. Services will be provided through the Blanco River DevCo and are expected to commence by the end of 2018.
Development Project Updates
Blanco River DevCo LP We completed and brought online the Collier and Billy Miner Train II CGFs. We now have five CGFs online in the Delaware Basin. Our combined crude oil and natural gas gathering capacity now totals 115 thousand barrels of oil equivalent per day, including 90 thousand barrels of crude oil per day (MBbl/d) and 150 million cubic feet of gas per day.
Trinity River DevCo LLC We expanded the capacity of the Advantage pipeline to 200 MBbl/d from 150 MBbl/d.
Green River DevCo LP We completed the crude oil, natural gas and produced water spec gathering system in the the Mustang IDP area during the third quarter. We connected five wells to the system at the end of the quarter and delivered fresh water to two completion crews.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics, each as described in more detail below, to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes;

•	operating costs and expenses;

•	Adjusted EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure); and

•	capital expenditures.
RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands)	2018	2017	2018	2017
Revenues
Midstream Services — Affiliate	$66,924	$54,117	$131,187	$104,431
Midstream Services — Third Party	13,469	3,666	24,829	3,666
Crude Oil Sales — Third Party	41,578	—	63,688	—
Total Revenues	121,971	57,783	219,704	108,097
Costs and Expenses
Cost of Crude Oil Sales	40,012	—	61,451	—
Direct Operating	18,393	14,293	35,541	25,694
Depreciation and Amortization	16,371	2,472	27,700	4,921
General and Administrative	4,980	3,452	15,422	6,194
Total Operating Expenses	79,756	20,217	140,114	36,809
Operating Income	42,215	37,566	79,590	71,288
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	1,681	100	2,714	367
Investment Income	(4,091)	(1,641)	(6,959)	(2,706)
Total Other Income	(2,410)	(1,541)	(4,245)	(2,339)
Income Before Income Taxes	44,625	39,107	83,835	73,627
State Income Tax Provision	183	—	257	—
Net Income	44,442	39,107	83,578	73,627
Less: Net Income Attributable to Noncontrolling Interests	7,858	7,515	7,633	17,693
Net Income Attributable to Noble Midstream Partners LP	$36,584	$31,592	$75,945	$55,934

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$48,659	$33,880	$102,936	$60,381

Distributable Cash Flow(1) of Noble Midstream Partners LP	$39,857	$30,336	$87,187	$54,561

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

Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Colorado River DevCo LP (Wells Ranch IDP and East Pony IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	65,289	53,763	65,910	49,025
Natural Gas Gathering Volumes (MMBtu/d)	217,202	158,216	212,551	152,355
Produced Water Gathering Volumes (Bbl/d)	20,829	12,609	18,537	10,841
Fresh Water Delivery Volumes (Bbl/d)	1,116	113,824	51,219	93,935

San Juan River DevCo LP (East Pony IDP) (1)
Fresh Water Delivery Volumes (Bbl/d)	—	20,067	—	37,759

Green River DevCo LP (Mustang IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	108	—	54	—
Natural Gas Gathering Volumes (MMBtu/d)	172	—	87	—
Produced Water Gathering Volumes (Bbl/d)	236	—	119	—
Fresh Water Delivery Volumes (Bbl/d)	112,379	—	67,437	—

Blanco River DevCo LP (Delaware Basin) (1)
Crude Oil Gathering Volumes (Bbl/d)	21,506	—	17,978	—
Natural Gas Gathering Volumes (MMBtu/d)	48,743	—	44,248	—
Produced Water Gathering Volumes (Bbl/d)	59,682	—	42,927	—

Laramie River DevCo LP (Greeley Crescent IDP) (1)
Crude Oil Sales Volumes (Bbl/d)	7,075	—	5,604	—
Crude Oil Gathering Volumes (Bbl/d)	63,686	—	56,183	—
Natural Gas Gathering Volumes (MMBtu/d)	1,970	—	1,489	—
Produced Water Gathering Volumes (Bbl/d)	5,665	—	5,222	—
Fresh Water Delivery Volumes (Bbl/d)	46,379	50,326	45,132	25,302

Trinity River DevCo LLC (Delaware Basin) (1)
Natural Gas Compression Volumes (MMBtu/d)	30,468	—	25,632	—

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	7,075	—	5,604	—
Crude Oil Gathering Volumes (Bbl/d)	150,589	53,763	140,125	49,025
Natural Gas Gathering Volumes (MMBtu/d)	268,087	158,216	258,375	152,355
Barrels of Oil Equivalent (Boe/d)	184,959	74,047	173,250	68,558
Produced Water Gathering Volumes (Bbl/d)	86,412	12,609	66,805	10,841
Natural Gas Compression Volumes (MMBtu/d)	30,468	—	25,632	—

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	159,874	184,217	163,788	156,996

(1)	See Item 1. Financial Statements – Note 1. Organization and Nature of Operations for our DevCo ownership interests.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2018	2017	Increase (Decrease) From Prior Year
Three Months Ended June 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$46,871	$32,328	45%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	9,767	—	N/M
Fresh Water Delivery — Affiliate	19,074	20,348	(6)%
Fresh Water Delivery — Third Party	3,101	3,666	(15)%
Crude Oil Treating — Affiliate	979	1,169	(16)%
Crude Oil Sales — Third Party	41,578	—	N/M
Other — Affiliate	—	272	N/M
Other — Third Party	601	—	N/M
Total Revenues	$121,971	$57,783	111%

Six Months Ended June 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$89,895	$60,737	48%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	16,337	—	N/M
Fresh Water Delivery — Affiliate	39,358	40,667	(3)%
Fresh Water Delivery — Third Party	7,003	3,666	91%
Crude Oil Treating — Affiliate	1,934	2,436	(21)%
Crude Oil Sales — Third Party	63,688	—	N/M
Other — Affiliate	—	591	N/M
Other — Third Party	1,489	—	N/M
Total Revenues	$219,704	$108,097	103%
N/M Amount is not meaningful
Revenues Trend Analysis
Revenues increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increases were primarily attributable to:

•	an increase in gathering revenues due to the commencement of gathering services in the Greeley Crescent IDP area and Delaware Basin subsequent to second quarter 2017;

•	an increase in fresh water delivery revenues due to well completion activity by Noble in the Mustang IDP area;

•	the commencement of crude oil sales upon closing of the Black Diamond Acquisition during first quarter 2018; and

•	an increase in gathering revenues in the Wells Ranch and East Pony IDP areas due to an increase in the number of wells connected to the gathering systems subsequent to second quarter 2017;
partially offset by:

•	a decrease in fresh water delivery revenues due to well completion activity by Noble in the Wells Ranch and East Pony IDP areas.

Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2018	2017	Increase from Prior Year
Three Months Ended June 30,
Cost of Crude Oil Sales	$40,012	$—	N/M
Direct Operating	18,393	14,293	29%
Depreciation and Amortization	16,371	2,472	562%
General and Administrative	4,980	3,452	44%
Total Operating Expenses	$79,756	$20,217	294%

Six Months Ended June 30,
Cost of Crude Oil Sales	$61,451	$—	N/M
Direct Operating	35,541	25,694	38%
Depreciation and Amortization	27,700	4,921	463%
General and Administrative	15,422	6,194	149%
Total Operating Expenses	$140,114	$36,809	281%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. The purchase and sale of crude oil commenced upon closing of the Black Diamond Acquisition during first quarter 2018.
Direct Operating Direct operating expense increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increases in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increases were primarily attributable to an increase in gathering systems and facilities operating expense associated with the CGFs in the Delaware Basin that were completed subsequent to second quarter 2017 and an increase in facilities operating expenses associated with the facilities acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery direct operating expense decreased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The decrease during second quarter 2018 as compared with second quarter 2017 was primarily attributable to decreased volumes and decreased third party services resulting from the timing of well completion activity by Noble in the Wells Ranch and East Pony IDP areas. The decrease during the first six months of 2018 as compared with the first six months of 2017 was primarily attributable to decreased use of third party services to complete fresh water delivery services.
Depreciation and Amortization Depreciation and amortization expense increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increases were due, in part, to assets placed in service after June 30, 2017. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system, construction of the Greeley Crescent gathering system, construction of the Delaware Basin CGFs, and assets acquired in the Black Diamond Acquisition. Additionally, depreciation and amortization expense includes the amortization of intangible assets that consist of customer contracts and relationships acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017.

General and Administrative Expense General and administrative expense is recorded within our Investments and Other reportable segment. General and administrative expense increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increase is due primarily to legal and financial advisory transaction expenses associated with the Black Diamond Acquisition. Transaction expenses associated with the Black Diamond Acquisition during second quarter 2018 and the first six months of 2018 were approximately $1.3 million and $7.2 million, respectively.
Other (Income) Expense Trend Analysis

(in thousands)	2018	2017	Increase from Prior Year
Three Months Ended June 30,
Other (Income) Expense
Interest Expense	$4,143	$711	483%
Capitalized Interest	(2,462)	(611)	303%
Interest Expense, Net	1,681	100	1,581%
Investment Income	(4,091)	(1,641)	149%
Total Other (Income) Expense	$(2,410)	$(1,541)	56%

Six Months Ended June 30,
Other (Income) Expense
Interest Expense	$6,664	$978	581%
Capitalized Interest	(3,950)	(611)	546%
Interest Expense, Net	2,714	367	640%
Investment Income	(6,959)	(2,706)	157%
Total Other (Income) Expense	$(4,245)	$(2,339)	81%
N/M Amount is not meaningful
Interest Expense, Net Interest expense is recorded within our Investments and Other reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility. Our interest expense includes interest on outstanding balances and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity during the year. See Note 5. Property, Plant and Equipment for our Construction-in-Progress balances as of June 30, 2018 and December 31, 2017.
Interest expense and capitalized interest increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increases were due to increased outstanding balances on our revolving credit facility as our revolving credit facility was utilized to fund portions of our construction activities and the Black Diamond Acquisition as well as a higher interest rate during second quarter 2018 and the first six months of 2018.
Investment Income Investment income is recorded within our Investments and Other reportable segment. Investment income increased during second quarter 2018 as compared with second quarter 2017 and during the first six months of 2018 as compared with the first six months of 2017. The increase was primarily due to earnings from our investment in the Advantage Joint Venture.
State Income Tax Provision
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Due to our operations in the Delaware Basin, we are subject to a Texas margin tax. Our operations commenced during the third quarter of 2017 and we have recorded de minimis state income tax provisions during each period subsequent to commencement.

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

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Reconciliation from Net Income
Net Income and Comprehensive Income	$44,442	$39,107	$83,578	$73,627
Add:
Depreciation and Amortization	16,371	2,472	27,700	4,921
Interest Expense, Net of Amount Capitalized	1,681	100	2,714	367
State Income Tax Provision	183	—	257	—
Transaction and Integration Expenses	1,280	—	7,249	—
Unit-Based Compensation	393	206	714	333
Adjusted EBITDA	64,350	41,885	122,212	79,248
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	15,691	8,005	19,276	18,867
Adjusted EBITDA Attributable to Noble Midstream Partners LP	48,659	33,880	102,936	60,381
Less:
Cash Interest Paid	4,030	593	6,437	768
Maintenance Capital Expenditures	4,772	2,951	9,312	5,052
Distributable Cash Flow of Noble Midstream Partners LP	$39,857	$30,336	$87,187	$54,561

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$59,469	$42,302	$105,072	$74,527
Add:
Interest Expense, Net of Amount Capitalized	1,681	100	2,714	367
Changes in Operating Assets and Liabilities	228	(826)	5,971	4,140
Transaction and Integration Expenses	1,280	—	7,249	—
Change in Income Tax Payable	183	—	257	—
Other Adjustments	1,509	309	949	214
Adjusted EBITDA	64,350	41,885	122,212	79,248
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	15,691	8,005	19,276	18,867
Adjusted EBITDA Attributable to Noble Midstream Partners LP	48,659	33,880	102,936	60,381
Less:
Cash Interest Paid	4,030	593	6,437	768
Maintenance Capital Expenditures	4,772	2,951	9,312	5,052
Distributable Cash Flow of Noble Midstream Partners LP	$39,857	$30,336	$87,187	$54,561

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
During the the first six months of 2018, we utilized our revolving credit facility to fund portions of our construction activities and the Black Diamond Acquisition. See Item 1. Financial Statements – Note 3. Acquisition and Item 1. Financial Statements – Note 7. Long-Term Debt.
On July 31, 2018, we entered into the Term Credit Agreement that permits aggregate borrowings of up to $500 million. Proceeds from the Term Credit Agreement will be used to repay a portion of the outstanding borrowings under our revolving credit facility, pay fees and expenses in connection with the Term Credit Agreement transactions and for working capital, capital expenditures, acquisitions and other purposes of the Partnership. See Item 1. Financial Statements – Note 7. Long-Term Debt.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	June 30, 2018	December 31, 2017
Cash, Cash Equivalents, and Restricted Cash (1)	$16,202	$55,531
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	270,000	265,000
Available Liquidity	$286,202	$320,531

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	See Item 1. Financial Statements – Note 7. Long-Term Debt.
Revolving Credit Facility
On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of our revolving credit facility and increase the borrowing capacity to $800 million. The revolving credit facility is available to fund working capital and to finance acquisitions and expansion capital expenditures. As of June 30, 2018, $530 million was outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 7. Long-Term Debt.
Cash Flows
Summary cash flow information was as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Total Cash Provided By (Used in)
Operating Activities	$105,072	$74,527
Investing Activities	(1,058,594)	(177,460)
Financing Activities	914,193	65,137
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(39,329)	$(37,796)
Operating Activities Net cash provided by operating activities increased during the first six months of 2018 as compared with the first six months of 2017 primarily due to an increase of net income driven by increased revenues resulting from higher throughput volumes due to expansion of existing systems and providing services to new areas and customers. The increase in revenues was partially offset by an increase in direct operating expenses resulting from providing services to new areas and customers as well as an increase in general and administrative expense due to legal and financial advisory fees associated with the Black Diamond Acquisition.
Investing Activities Cash used in investing activities increased during the first six months of 2018 as compared with the first six months of 2017 primarily driven by the Black Diamond Acquisition. Additions to property, plant and equipment were also higher in 2018 due to construction of the Mustang gathering and fresh water delivery system as well as construction of the Delaware Basin CGFs.
Financing Activities Cash provided by financing activities increased during the first six months of 2018 as compared with the first six months of 2017. The increase is primarily due to increased net borrowings on our revolving credit facility and increased contributions from noncontrolling interest owners which includes the contribution from Greenfield Member to fund the Black Diamond Acquisition.
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
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Gathering System Expenditures (1)	$596,960	$149,206
Fresh Water Delivery System Expenditures	12,552	10,622
Total Capital Expenditures	$609,512	$159,828

Additions to Investments	$119	$68,485

(1)	Gathering system expenditures include only the portion of the purchase price for the Black Diamond Acquisition allocated to Property, Plant and Equipment totaling $205.8 million.
For the six months ended June 30, 2018, our gathering system expenditures were primarily associated with the construction of the Mustang gathering system and construction of CGFs in the Delaware Basin. Additionally, our gathering system expenditures include the Black Diamond Acquisition as well as expenditures related to the connection of the acquired system to a major oil takeaway outlet in the DJ Basin. Fresh water delivery system expenditures were primarily associated with the construction of the the Mustang fresh water delivery system.
For the six months ended June 30, 2017, our gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Delaware Basin and Mustang gathering systems, expansion of the Wells Ranch gathering system and construction of the connection from our first CGF in the Delaware Basin to the Advantage pipeline. Fresh water delivery system expenditures were primarily associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system.
For the six months ended June 30, 2018, additions to investments were related to a capital call for our White Cliffs Interest. For the six months ended June 30, 2017, additions to investments were related to our investment in the Advantage Joint Venture.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.

On July 26, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.5348 per unit. The distribution will be paid on August 13, 2018, to unitholders of record on August 6, 2018. Also on August 13, 2018, a cash incentive distribution of $1.1 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit and Subordinated Unit.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.8 million per quarter, or $59.4 million million per year, based on the number of Common Units and Subordinated Units outstanding as of June 30, 2018.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility, which has a variable interest rate. As of June 30, 2018, $530 million was outstanding under our revolving credit facility. A 1.0% increase in our revolving credit facility interest rate would have resulted in an estimated $2.2 million increase in interest expense for the six months ended June 30, 2018. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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

Item 5. Other Information
Amendments to Green River DevCo LP Revenue Agreements
On August 2, 2018, Green River DevCo LP and Noble entered into amendments (the Amendments) to the following revenue agreements related to midstream services in the Mustang IDP:

•	Second Amended and Restated Gas Gathering Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble and Green River DevCo LP, as amended (the Gas Gathering Agreement);

•
Second Amended and Restated Fresh Water Services Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble and Green River DevCo LP, as amended (the Fresh Water Services Amendment);

•
Second Amended and Restated Crude Oil Gathering Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble and Green River DevCo LP, as amended (the Crude Oil Gathering Agreement); and

•
Second Amended and Restated Produced Water Services Agreement, Agreement Addendum 03, effective as of March 31, 2016, among Noble and Green River DevCo LP, as amended (the Produced Water Services Agreement).

The Amendments to the Crude Oil Gathering and Produced Water Services Agreements established fees for services in the Mustang IDP which had not previously been provided for in the agreements. The Amendment to the Gas Gathering Agreement provides for a revised fee to reflect a spec gathering system rather than a central gathering facility as originally contemplated. The Amendment to the Fresh Water Services Agreement also provides for a revised fee to reflect higher per-well water usage associated with enhanced completions. Each of the Amendments is effective as of July 1, 2018.
In exchange for entering into the foregoing Amendments, Noble agreed to grant us:

•
a three-year minimum volume commitment for freshwater deliveries in the Wells Ranch IDP, which will commence in 2019 and provides for deliveries of 50,000 Bbl/d in year one and increases to 60,000 Bbl/d in year two;

•
an incremental 10-year dedication for oil transportation from the Wells Ranch CGF to the Platteville crude oil treating facility that will commence upon the expiration of an existing third-party contract at the end of 2020; and

•	the assignment of its option to acquire up to 15 percent ownership in the EPIC NGL pipeline, which will expire in February 2019.
The terms of the foregoing agreements (the Transaction) were approved on behalf of the Partnership by the board of directors of our general partner, after the Conflicts Committee of the board of directors of our general partner (the Conflicts Committee) unanimously recommended that the board of directors of our general partner approve the Transaction. The Conflicts Committee, composed of independent members of the board of directors of our general partner, retained legal and financial advisors to assist it in evaluating and negotiating the Transaction. In approving the Transaction, the Conflicts Committee based its decisions in part on an opinion from its independent financial advisor that the total consideration to be paid by the Partnership in connection with the Transaction is fair, from a financial point of view, to the Partnership and to holders of the Partnership’s Common Units other than Noble and its affiliates.
Each of the parties to the Amendments is a direct or indirect subsidiary of Noble. As a result, certain individuals, including officers of Noble and officers and directors of our general partner, serve as officers and/or directors of one or more of such entities. As of August 2, 2018, NBL Midstream, LLC owned 2,090,014 Common Units and 15,902,584 Subordinated Units of the Partnership, collectively representing a 45.4% limited partner interest in the Partnership based on the number of Common Units and Subordinated Units outstanding as of August 2, 2018. NBL Midstream, LLC also owns a noneconomic general partner interest in the Partnership and all of the Partnership’s incentive distribution rights through its ownership of our general partner.
Noble or its subsidiaries are party to various gathering, service and revenue agreements with the Partnership or its subsidiaries for the provision of midstream services. In addition, Noble is our largest customer and we derive a substantial portion of our revenue from Noble.
We intend to submit a FOIA Confidential Treatment Request to the Securities and Exchange Commission (the SEC) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, requesting that we be permitted to redact certain portions of the Amendments. The omitted materials will be included in the request for confidential treatment. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Amendments, redacted copies of which will be attached as exhibits to the periodic report filed by the Partnership covering the reporting period during which the Amendments were executed.
Term Loan Facility
On July 31, 2018, Noble Midstream Services, LLC, as the borrower, the Partnership, as the parent, the guarantors party thereto, the lenders party thereto and Toronto Dominion (Texas) LLC, as administrative agent, entered into the Term Credit Agreement. The Term Credit Agreement is a senior unsecured term loan credit facility that permits aggregate borrowings of up to $500 million, which amount is available to be drawn by the borrower until August 10, 2018, subject to usual and customary conditions precedent, including, without limitation, the accuracy of representations and warranties under the Term Credit Agreement as of the date of such borrowing and the absence of any defaults. No portion of any term loans that are repaid or prepaid may be reborrowed. The obligations under the Term Credit Agreement are guaranteed by the Partnership and certain subsidiaries of the borrower that also guarantee the revolving credit facility. Upon the Partnership and the borrower satisfying certain financial metrics as set forth in the Term Credit Agreement, the guarantee of the obligations under the Term Credit Agreement by the Partnership and the applicable subsidiaries of the borrower will be released. Proceeds from the Term Credit Agreement will be used to repay a portion of the outstanding borrowings under our revolving credit facility, pay fees and expenses in connection with the Term Credit Agreement transactions and for working capital, capital expenditures, acquisitions and other lawful purposes of the Partnership and its subsidiaries. The Term Credit Agreement has a maturity date three years after the closing date. Loans under the Term Credit Agreement are not subject to mandatory prepayments or amortization of principal prior to the maturity date.
Borrowings under the Term Credit Agreement will bear interest at a rate equal to, at our option, either (1) a base rate plus an applicable margin between 0.00% and 0.50% per annum or (2) a Eurodollar rate plus an applicable margin between 1.00% and 1.50% per annum. The applicable margin is based initially on the consolidated leverage ratio of the Partnership and thereafter, if applicable, on the public debt rating of the Partnership or the borrower.
The Term Credit Agreement contains usual and customary representations and warranties and affirmative and negative covenants substantially the same as those contained in the revolving credit facility. The Term Credit Agreement contains events of default substantially the same as those contained in the revolving credit facility, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuation of an event of default under the Term Credit Agreement the lenders may declare all amounts outstanding under the Term Credit Agreement to be immediately due and payable and exercise other remedies as provided by applicable law.
Certain of the lenders party to the Term Credit Agreement and their respective affiliates have from time to time performed, and may in the future perform, various financial advisory, commercial banking and investment banking services for the Partnership and its affiliates in the ordinary course of business for which they have received and would receive customary compensation. In addition, in the ordinary course of their various business activities, such parties and their respective affiliates may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own account and for the accounts of their customers, and such investments and securities activities may involve the Partnership’s securities and/or instruments.
The foregoing description of the Term Credit Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the complete text of the Term Credit Agreement, a copy of which is attached as Exhibit 10.1.

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

10.1*
Term Credit Agreement, dated as of July 31, 2018, by and among Noble Midstream Services, LLC, as borrower, the Partnership, as parent, and Toronto Dominion (Texas) LLC and the other lenders party thereto.

10.2*
Guarantee Agreement, dated as of July 31, 2018, by and among Noble Midstream Services, LLC, as borrower, the Partnership, as parent, and Toronto Dominion (Texas) LLC and the other lenders party thereto.

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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	August 3, 2018	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer