Form 10-Q
period 2018-09-30
Noble Midstream Partners LP
filed 2018-11-01
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐    No ☒
As of October 29, 2018, the registrant had 23,761,725 Common Units and 15,902,584 Subordinated Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$18,201	$18,026
Restricted Cash	951	37,505
Accounts Receivable — Affiliate	32,130	27,539
Accounts Receivable — Third Party	25,564	2,641
Crude Oil Inventory	2,340	—
Other Current Assets	2,321	389
Total Current Assets	81,507	86,100
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	1,433,083	706,039
Less: Accumulated Depreciation and Amortization	(68,454)	(44,271)
Total Property, Plant and Equipment, Net	1,364,629	661,768
Intangible Assets, Net	318,344	—
Goodwill	110,882	—
Investments	81,208	80,461
Other Noncurrent Assets	2,892	1,429
Total Assets	$1,959,462	$829,758
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$2,414	$1,616
Accounts Payable — Trade	109,962	109,893
Other Current Liabilities	7,885	2,876
Total Current Liabilities	120,261	114,385
Long-Term Liabilities
Long-Term Debt	548,968	85,000
Asset Retirement Obligations	15,770	10,416
Other Long-Term Liabilities	929	3,727
Total Liabilities	685,928	213,528
EQUITY
Partners’ Equity
Limited Partner
Common Units (23,758 and 23,712 units outstanding, respectively)	684,715	642,616
Subordinated Units (15,903 units outstanding)	(140,155)	(168,136)
General Partner	1,462	520
Total Partners’ Equity	546,022	475,000
Noncontrolling Interests	727,512	141,230
Total Equity	1,273,534	616,230
Total Liabilities and Equity	$1,959,462	$829,758

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Midstream Services — Affiliate	$73,136	$56,755	$204,323	$161,186
Midstream Services — Third Party	19,934	6,356	44,763	10,022
Crude Oil Sales — Third Party	46,093	—	109,781	—
Total Revenues	139,163	63,111	358,867	171,208
Costs and Expenses
Cost of Crude Oil Sales	44,379	—	105,830	—
Direct Operating	23,955	13,712	59,496	39,406
Depreciation and Amortization	18,376	3,562	46,076	8,483
General and Administrative	4,204	3,087	19,626	9,281
Total Operating Expenses	90,914	20,361	231,028	57,170
Operating Income	48,249	42,750	127,839	114,038
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	3,506	594	6,220	961
Investment Income	(3,866)	(1,633)	(10,825)	(4,339)
Total Other Income	(360)	(1,039)	(4,605)	(3,378)
Income Before Income Taxes	48,609	43,789	132,444	117,416
State Income Tax Provision	(94)	33	163	33
Net Income	48,703	43,756	132,281	117,383
Less: Net Income Attributable to Noncontrolling Interests	4,086	2,086	11,719	19,779
Net Income Attributable to Noble Midstream Partners LP	44,617	41,670	120,562	97,604
Less: Net Income Attributable to Incentive Distribution Rights	1,462	223	3,415	315
Net Income Attributable to Limited Partners	$43,155	$41,447	$117,147	$97,289

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$1.09	$1.15	$2.96	$2.93
Diluted	$1.09	$1.15	$2.96	$2.92

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,688	19,990	23,686	17,354
Subordinated Units	15,903	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding —Diluted
Common Units	23,704	20,005	23,701	17,365
Subordinated Units	15,903	15,903	15,903	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net Income	$132,281	$117,383
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	46,076	8,483
Income from Equity Method Investee, Net of Dividends	(4,049)	(821)
Unit-Based Compensation	1,057	581
Other Adjustments for Noncash Items Included in Income	523	288
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(14,054)	(7,273)
Increase in Accounts Payable	7,173	5,816
Other Operating Assets and Liabilities, Net	(1,071)	(100)
Net Cash Provided by Operating Activities	167,936	124,357
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(540,991)	(185,442)
Black Diamond Acquisition, Net of Cash Acquired	(649,868)	—
Additions to Investments	(426)	(68,504)
Distributions from Cost Method Investee	1,020	728
Net Cash Used in Investing Activities	(1,190,265)	(253,218)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests	(5,814)	(19,849)
Contributions from Noncontrolling Interests	593,034	52,806
Borrowings Under Revolving Credit Facility	690,000	245,000
Repayment of Revolving Credit Facility	(725,000)	(45,000)
Proceeds from Term Loan Credit Facility	500,000	—
Proceeds from Equity Offering, Net of Cash Offering Costs	—	138,084
Distribution to Noble for Contributed Assets	—	(245,000)
Distributions to Unitholders	(63,220)	(42,937)
Debt Issuance Costs and Other	(3,050)	(982)
Net Cash Provided by Financing Activities	985,950	82,122
Decrease in Cash, Cash Equivalents, and Restricted Cash	(36,379)	(46,739)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	55,531	57,421
Cash, Cash Equivalents, and Restricted Cash at End of Period	$19,152	$10,682
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statement of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2016	$308,338	$(36,799)	$—	$71,366	$342,905
Net Income	51,117	46,172	315	19,779	117,383
Contributions from Noncontrolling Interests	—	—	—	51,503	51,503
Distributions to Noncontrolling Interests	—	—	—	(19,849)	(19,849)
Distributions to Unitholders	(22,333)	(20,512)	(92)	—	(42,937)
Net Proceeds from Private Placement	138,084	—	—	—	138,084
Distribution to Noble for the Contributed Assets	(28,459)	(216,541)	—	—	(245,000)
Contributed Assets Transfer from Noble	6,371	48,473	—	(54,844)	—
Unit-Based Compensation	581	—		—	581
September 30, 2017	$453,699	$(179,207)	$223	$67,955	$342,670

December 31, 2017	$642,616	$(168,136)	$520	$141,230	$616,230
Net Income	70,093	47,054	3,415	11,719	132,281
Contributions from Noncontrolling Interests	—	—	—	593,034	593,034
Distributions to Noncontrolling Interests	—	—	—	(5,814)	(5,814)
Distributions to Unitholders	(36,352)	(24,395)	(2,473)	—	(63,220)
Black Diamond Equity Ownership Promote Vesting (1)	7,335	5,322	—	(12,657)	—
Unit-Based Compensation	1,057	—	—	—	1,057
Other	(34)	—	—	—	(34)
September 30, 2018	$684,715	$(140,155)	$1,462	$727,512	$1,273,534

(1)	See Note 2. Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation
Basis of Presentation and Consolidation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and partners’ equity for such periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
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
Black Diamond Equity Ownership Promote Vesting In accordance with the limited liability company agreement of Black Diamond, Noble Member received an equity ownership promote. The capital accounts for Noble Member and Greenfield Member at September 30, 2018 do not equal their agreed equity ownership interests due to the funding structure of the total Black Diamond Acquisition purchase price. See Note 3. Acquisition.
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
Goodwill As of September 30, 2018, our consolidated balance sheet includes goodwill of $110.9 million. This goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. See Note 3. Acquisition and Note 9. Segment Information.
Goodwill is not amortized to earnings but is qualitatively assessed for impairment. We will assess goodwill for impairment annually during the third quarter, or more frequently as circumstances require, at the reporting unit level. If, based on our qualitative procedures, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will perform the two-step goodwill impairment test. The two-step goodwill impairment test is also performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Recently Issued Accounting Standards – Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, below, for newly issued accounting guidance regarding future goodwill impairment testing.
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
Our revolving credit facility and term loan credit facility are variable-rate, non-public debt. The fair value is estimated based on significant other observable inputs. As such, we consider the fair value of these facilities to be a Level 2 measurement on the fair value hierarchy. See Note 7. Long-Term Debt.
Certain assets and liabilities, such as property, plant, and equipment, goodwill and other intangible assets, are not required to be measured at fair value on a recurring basis. However, these assets are assessed for impairment, and a resulting impairment would require the asset be recorded at fair value.
State Income Tax We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. As taxes are generally borne by our partners through the allocation of taxable income, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. During third quarter 2017, we commenced operations in the Delaware Basin and are subject to a Texas margin tax. The tax due is based on an entity’s apportioned taxable margin. We recorded a de minimis state income tax provision for the three and nine months ended September 30, 2018.
Supplemental Cash Flow Information We accrued $75.3 million and $72.5 million related to capital expenditures for projects in progress as of September 30, 2018 and September 30, 2017, respectively.
Concentration of Credit Risk For the nine months ended September 30, 2018, revenues from Noble and its affiliates comprised 82% and 57% of our midstream services revenues and total revenues, respectively. For the nine months ended September 30, 2018, revenues from a single third party customer comprised 61% and 19% of our crude oil sales revenues and total revenues, respectively. For the nine months ended September 30, 2017, revenues from Noble and its affiliates comprised 94% of total revenues.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Recently Issued Accounting Standards
Leases In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02): Leases. The standard requires lessees to recognize a right of use asset and lease liability on the balance sheet for the rights and obligations created by leases with terms of more than 12 months. ASU 2016-02 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11): Leases (Topic 842): Targeted Improvements, which provides for an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (i.e. comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases)). The standard will be effective for annual and interim periods beginning after December 15, 2018, with earlier application permitted.
In the normal course of business, we enter into lease agreements and land easements to support our operations and may lease water-related, field-related and other assets. We will adopt the new standard on the effective date of January 1, 2019 using a modified retrospective approach as permitted under ASU 2018-11. We plan to make certain elections allowing us to not reassess contracts that commenced prior to adoption of the standard, not recognize right of use assets or lease liabilities associated with short-term leases, and account for existing land easements under current accounting policy.
We continue to execute a project plan, which includes contract review and assessment, data collection, and evaluation of our systems, processes and internal controls. In addition, we implemented a new lease accounting software which will facilitate in the adoption of this standard. Although we continue to assess the impact of the standard on our consolidated financial statements, we believe adoption and implementation will result in an increase to assets and liabilities as well as additional disclosures. We do not expect a material impact on our consolidated statement of operations.
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
Intangibles—Goodwill and Other—Internal-Use Software In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (ASU 2018-15): Intangibles—Goodwill and Other—Internal-Use Software, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amended standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU 2018-15.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. The following table provides a reconciliation of total cash:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash and Cash Equivalents at Beginning of Period	$18,026	$57,421
Restricted Cash at Beginning of Period (1)	37,505	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$55,531	$57,421

Cash and Cash Equivalents at End of Period	$18,201	$10,682
Restricted Cash at End of Period (2)	951	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$19,152	$10,682

(1)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.

(2)	Restricted cash represents the amount held as collateral at September 30, 2018 for certain of our letters of credit.
Revenue Recognition We generate revenues by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Also, we purchase and sell crude oil to customers at various delivery points on our gathering systems. We adopted ASC 606 on January 1, 2018, using the modified retrospective method. Under ASC 606, performance obligations are the unit of account and generally represent distinct goods or services that are promised to customers. The adoption of ASC 606 did not have an impact on the recognition, measurement and presentation of our revenues and expenses. See Note 9. Segment Information for disaggregation of revenue by reportable segment.
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
Natural Gas Gathering Under our natural gas gathering agreements, we receive a fee per the contracted unit of measure for the natural gas gathering services we provide.
Natural Gas Compression Under our natural gas compression agreements, we receive a volumetric fee per thousand cubic feet (Mcf) for the natural gas compression services we provide.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
In addition to the payment to the Seller, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (PDC Energy) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as extend the duration of the acreage dedication by five years. In accordance with the limited liability company agreement of Black Diamond, Noble Member is to receive a 54.4% equity ownership interest in Black Diamond and Greenfield Member is to receive a 45.6% equity ownership interest in Black Diamond. Noble Member’s agreed equity ownership interest includes a 4.4% equity ownership interest promote which will vest only after Noble Member is allocated an amount of gross revenue equal to the contributions by Greenfield Member in excess of their agreed equity ownership interest.
We serve as the operator of the Black Diamond system. We acquired a large-scale integrated gathering system located in the DJ Basin with approximately 160 miles of pipeline in operation and delivery capacity of approximately 300 MBbl/d as well as approximately 141,000 dedicated acres from six customers under fixed-fee arrangements.
In connection with the Black Diamond Acquisition, we have incurred acquisition and integration costs of $7.5 million during the nine months ended September 30, 2018. Our acquisition and integration costs include consulting, advisory, legal, transition services and other fees. All acquisition and integration costs were expensed and are included in general and administrative expense in our consolidated statements of operations.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our preliminary purchase price allocation:

(in thousands)
Cash Consideration	$638,266
PDC Energy Payment	24,120
Current Liabilities Assumed	18,259
Total Purchase Price and Liabilities Assumed	$680,645

Cash and Restricted Cash	$12,518
Accounts Receivable	10,661
Other Current Assets	1,058
Property, Plant and Equipment	205,766
Intangible Assets (1)	339,760
Fair Value of Identifiable Assets	569,763
Implied Goodwill (2)	110,882
Total Asset Value	$680,645

(1)	See Note 6. Intangible Assets.

(2)
Based upon the preliminary purchase price allocation, we have recognized $110.9 million of goodwill, all of which is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. As a result of the acquisition, we expect to realize certain synergies which may result from our operation of the Black Diamond system.

The results of operations attributable to Black Diamond are included in our consolidated statements of operations beginning on February 1, 2018. Revenues of $133.6 million and pre-tax net loss of $11.6 million from Black Diamond were generated from February 1, 2018 to September 30, 2018 and revenues of $57.1 million and pre-tax net loss of $2.3 million from Black Diamond were generated during the three months ended September 30, 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2018	2017	2018	2017
Revenues	$139,163	$108,239	$369,379	$246,281
Net Income	48,703	41,158	129,796	96,638
Net Income Attributable to Noble Midstream Partners LP	$44,617	$39,316	$118,896	$83,497

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$1.09	$1.09	$2.92	$2.50
Diluted	$1.09	$1.09	$2.92	$2.50

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Crude Oil, Natural Gas and Produced Water Gathering	$54,674	$37,854	$144,569	$98,591
Fresh Water Delivery	17,416	17,589	56,774	58,256
Crude Oil Treating	980	1,037	2,914	3,473
Other	66	275	66	866
Total Revenues — Affiliate	$73,136	$56,755	$204,323	$161,186

Expenses General and administrative expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
General and Administrative Expense — Affiliate	$1,894	$1,819	$5,599	$5,527
General and Administrative Expense — Third Party	2,310	1,268	14,027	3,754
Total General and Administrative Expense	$4,204	$3,087	$19,626	$9,281

Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	September 30, 2018	December 31, 2017
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$1,178,292	$451,275
Fresh Water Delivery Systems	78,613	76,745
Crude Oil Treating Facilities	20,099	20,099
Construction-in-Progress (1)	156,079	157,920
Total Property, Plant and Equipment, at Cost	1,433,083	706,039
Accumulated Depreciation and Amortization	(68,454)	(44,271)
Property, Plant and Equipment, Net	$1,364,629	$661,768

(1)
Construction-in-progress at September 30, 2018 includes $108.4 million in gathering system projects, $17.4 million in fresh water delivery system projects and $30.3 million in equipment for use in future projects. Construction-in-progress at December 31, 2017 includes $157.4 million in gathering system projects and $0.5 million in fresh water delivery system projects.

Note 6. Intangible Assets
Our intangible assets as of September 30, 2018 are comprised of customer contracts and relationships from the Black Diamond Acquisition and were recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The customer contracts we acquired are long-term, fixed-fee contracts for the purchase and sale of crude oil. See Note 2. Basis of Presentation for further discussion of our crude oil purchase and sale revenue agreements. Fair value was calculated using the multi-period excess earnings method under the income approach for the existing customers. This valuation method is based on first forecasting gross profit for the existing customers and then applying expected attrition rates. The operating cash flows were calculated by determining the costs required to generate gross profit from the existing customers. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate.
We utilize the straight-line method of amortization for intangible assets with finite lives. The amortization period is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

intangible asset. The estimated economic benefit was determined by assessing the life of the assets related to the contracts and relationships, likelihood of renewals, competitive factors, regulatory or legal provisions and maintenance costs.
Our intangible assets are as follows:

		September 30, 2018
	Useful Life	Intangible Assets, Gross (in thousands)	Accumulated Amortization (in thousands)	Intangible Assets, Net (in thousands)
Customer Contracts and Relationships	7-13 years (1)	$339,760	$21,416	$318,344

(1)	The weighted average useful life of our customer contracts and customer relationships is approximately 11 years.
Estimated future amortization expense related to the intangible assets at September 30, 2018 is as follows:

(in thousands)
Remainder of 2018	$8,142
2019	32,301
2020	32,390
2021	32,301
2022	32,301
Thereafter	180,909
Total	$318,344

Note 7. Long-Term Debt
Long-term debt as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018		December 31, 2017
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$50,000	3.32%	$85,000	2.75%
Term Loan Credit Facility, due July 31, 2021	500,000	3.17%	—	—%
Long-Term Debt, Gross	550,000		85,000
Term Loan Credit Facility Unamortized Debt Issuance Costs	(1,032)		—
Long-Term Debt	$548,968		$85,000

Revolving Credit Facility We maintain a revolving credit facility to fund working capital and to finance acquisitions and expansion capital expenditures. On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of the facility to March 9, 2023 and increase the borrowing capacity to $800 million. In connection with our revolving credit facility amendments, we incurred $2.0 million of fees and expenses. The borrowing capacity on our revolving credit facility may be increased by up to an additional $350 million subject to certain conditions including compliance with the covenants contained in the credit agreement and requisite commitments from existing or new lenders. During third quarter 2018, we repaid $480 million on our revolving credit facility through the issuance of our term loan credit facility. See Term Loan Credit Facility below.
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
The unused portion of the revolving credit facility is subject to a commitment fee. Commitment fees began to accrue beginning on the date we entered into the revolving credit facility. As of December 31, 2017 and September 30, 2018, the commitment fee rate was 0.2%. Our revolving credit facility unamortized debt issuance costs totaled $1.4 million and $2.9 million as of December 31, 2017 and September 30, 2018, respectively, and are recorded within other noncurrent assets in our consolidated balance sheets.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of September 30, 2018.
Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
Term Loan Credit Facility On July 31, 2018, we entered into a three year senior unsecured term loan credit facility that permits aggregate borrowings of up to $500 million. Proceeds from the term loan credit facility were primarily used to repay a portion of the outstanding borrowings under our revolving credit facility and pay fees and expenses in connection with the term loan credit facility transactions. In connection with the term loan credit facility, we incurred $1.1 million of fees and expenses.
Borrowings under the term loan credit facility bear interest at a rate equal to, at our option, either (1) a base rate plus an applicable margin between 0.00% and 0.50% per annum or (2) a Eurodollar rate plus an applicable margin between 1.00% and 1.50% per annum.
The term loan credit facility contains customary representations and warranties, affirmative and negative covenants, and events of default that are substantially the same as those contained in our revolving credit facility. Upon the occurrence and during the continuation of an event of default under the term loan credit facility, the lenders may declare all amounts outstanding under the term loan credit facility to be immediately due and payable and exercise other remedies as provided by applicable law.

Note 8. Asset Retirement Obligations
Asset retirement obligations consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in asset retirement obligations are as follows:

(in thousands)	Nine Months Ended September 30, 2018
Asset Retirement Obligations, Beginning Balance	$10,416
Liabilities Incurred	4,878
Accretion Expense (1)	476
Asset Retirement Obligations, Ending Balance	$15,770

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred were primarily related to the completion of Central Gathering Facilities (CGFs) in the Delaware Basin. During 2018, we completed the Coronado, Collier and Billy Miner Train II CGFs.
With respect to property, plant and equipment acquired in the Black Diamond Acquisition, it is our practice and current intent to maintain these assets and continue to make improvements as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no asset retirement obligations have been recorded for these assets as of September 30, 2018.

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1) (2)	Fresh Water Delivery (1)	Investments and Other (1) (3)	Consolidated
Three Months Ended September 30, 2018
Midstream Services — Affiliate	$55,720	$17,416	$—	$73,136
Midstream Services — Third Party	14,005	5,929	—	19,934
Crude Oil Sales — Third Party	46,093	—	—	46,093
Total Revenues	115,818	23,345	—	139,163
Income (Loss) Before Income Taxes	34,780	18,129	(4,300)	48,609

Three Months Ended September 30, 2017
Midstream Services — Affiliate	$39,166	$17,589	$—	$56,755
Midstream Services — Third Party	1,574	4,782	—	6,356
Total Revenues	40,740	22,371	—	63,111
Income (Loss) Before Income Taxes	28,307	17,823	(2,341)	43,789

Nine Months Ended September 30, 2018
Midstream Services — Affiliate	$147,549	$56,774	$—	$204,323
Midstream Services — Third Party	31,831	12,932	—	44,763
Crude Oil Sales — Third Party	109,781	—	—	109,781
Total Revenues	289,161	69,706	—	358,867
Income (Loss) Before Income Taxes	94,674	54,066	(16,296)	132,444

Nine Months Ended September 30, 2017
Midstream Services — Affiliate	$102,930	$58,256	$—	$161,186
Midstream Services — Third Party	1,574	8,448	—	10,022
Total Revenues	104,504	66,704	—	171,208
Income (Loss) Before Income Taxes	70,633	53,298	(6,515)	117,416

September 30, 2018
Total Assets	$1,711,828	$85,030	$162,604	$1,959,462

December 31, 2017
Total Assets	$593,590	$68,178	$167,990	$829,758

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

(2)	Our goodwill and intangible assets resulted from the Black Diamond Acquisition and are included in the Gathering Systems reportable segment. See Note 3. Acquisition and Note 6. Intangible Assets.

(3)	The Investments and Other segment includes our investments in the Advantage Joint Venture and White Cliffs Interest, all general Partnership activity not attributable to our DevCos.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2016(2)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$—	$13,782
Q1 2017	May 8, 2017	May 16, 2017	$0.4108	$6,533	$6,533	$—	$13,066
Q2 2017	August 7, 2017	August 14, 2017	$0.4457	$8,909	$7,088	$92	$16,089
Q3 2017	November 6, 2017	November 13, 2017	$0.4665	$9,330	$7,418	$223	$16,971
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851
Q1 2018	May 7, 2018	May 14, 2018	$0.5110	$12,103	$8,126	$819	$21,048
Q2 2018	August 6, 2018	August 13, 2018	$0.5348	$12,668	$8,504	$1,134	$22,306

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP).

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
Cash Distributions On October 25, 2018, the board of directors of Noble Midstream GP LLC (our general partner) declared a quarterly cash distribution of $0.5597 per unit. The distribution will be paid on November 13, 2018, to unitholders of record as of November 5, 2018. Also on November 13, 2018, a cash incentive distribution of $1.5 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated Unit.

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2018	2017	2018	2017
Net Income Attributable to Noble Midstream Partners LP	$44,617	$41,670	$120,562	$97,604
Less: Net Income Attributable to Incentive Distribution Rights	1,462	223	3,415	315
Net Income Attributable to Limited Partners	$43,155	$41,447	$117,147	$97,289

Net Income Attributable to Common Units	$25,825	$23,084	$70,093	$51,117
Net Income Attributable to Subordinated Units	17,330	18,363	47,054	46,172
Net Income Attributable to Limited Partners	$43,155	$41,447	$117,147	$97,289

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$1.09	$1.15	$2.96	$2.93
Diluted	$1.09	$1.15	$2.96	$2.92

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,688	19,990	23,686	17,354
Subordinated Units	15,903	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	23,704	20,005	23,701	17,365
Subordinated Units	15,903	15,903	15,903	15,903

Antidilutive Restricted Units	21	4	22	6

Note 12. Commitments and Contingencies
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
Significant Results
The following discussion highlights significant operating and financial results for third quarter 2018.
Significant Operating Highlights Include:

•	average crude oil gathering volumes of 176,227 Bbl/d, an increase of 149% as compared with third quarter 2017;

•	average natural gas gathering volumes of 323,082 MMBtu/d, an increase of 70% as compared with third quarter 2017;

•	average produced water gathered volumes of 122,211 Bbl/d, an increase of 355% as compared with third quarter 2017;

•	average fresh water delivered volumes of 195,395 Bbl/d, an increase of 12% as compared with third quarter 2017; and

•	the commencement of gathering services on an initial well for a third party Delaware Basin producer.
Significant Financial Highlights Include:

•	net income of $48.7 million, an increase of 11% as compared with third quarter 2017;

•	net income attributable to the Partnership of $44.6 million, an increase of 7% as compared with third quarter 2017;

•	net cash provided by operating activities of $167.9 million, an increase of 26% as compared with third quarter 2017;

•	declared a distribution of $0.5597 per unit, an increase of 20% above the third quarter 2017 distribution per unit;

•	Adjusted EBITDA (non-GAAP financial measure) of $71.1 million, an increase of 48% as compared with third quarter 2017;

•	Adjusted EBITDA (non-GAAP financial measure) attributable to the Partnership of $59.4 million an increase of 29% as compared with third quarter 2017; and

•	distributable cash flow (non-GAAP financial measure) of $49.2 million, an increase of 21% as compared with third quarter 2017.
For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
2018 Capital Investment Program
Our final 2018 capital investment program, excluding acquisitions, will accommodate a gross investment level of approximately $538 million to $550 million, with an investment level attributable to the Partnership of approximately $270 million to $275 million. During 2018, we revised our capital investment program to reflect new customer additions in the DJ and Delaware Basins as well as higher spending on infrastructure for Noble within the Delaware Basin and Mustang IDP area, partially offset by lower capital expenditures within the Greeley Crescent IDP area. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

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
Colorado Proposition #112
In the state of Colorado, initiatives have been underway to regulate, limit or ban hydraulic fracturing or other facets of crude oil and natural gas exploration, development or operations. On November 6, 2018, Colorado voters will be deciding whether or not to adopt Proposition #112, which, if passed, could significantly limit, or even prevent, the future development of crude oil and natural gas in areas where we perform midstream services. Such limitations or prohibitions could have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity and could result in a material impairment of these assets. We continue to monitor proposed and new regulations and legislation in our operating jurisdictions to assess the potential impact on the Partnership. See Part II. Other Information - Item 1A. Risk Factors.
Regulatory Update
During 2018, the U.S. Administration imposed import tariffs of 25% on steel products and 10% on aluminum products, as well as quantitative restrictions on imports of steel and/or aluminum products from Argentina, Brazil, and South Korea (Australia has been exempted from the imposition of tariffs and implementation of quotas).  Key U.S. trading partners have threatened to retaliate, or already have retaliated, against imports of U.S.-origin goods and have initiated litigation at the World Trade Organization. The U.S. oil and gas industry relies on steel for drilling and completion of new wells as well as constructing pipelines and gathering facilities. Much of the steel required is in the form of specialty steel products, manufactured to exact specifications, and may not be available domestically in sufficient quantities.
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
Revenue Agreement Amendments with Noble
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

The Amendments to the Crude Oil Gathering and Produced Water Services Agreements established fees for services in the Mustang IDP which had not previously been provided for in the agreements. The Amendment to the Gas Gathering Agreement provides for a revised fee to reflect a spec gathering system rather than a central gathering facility as originally contemplated. The Amendment to the Fresh Water Services Agreement also provides for a revised fee to reflect higher per-well water usage associated with enhanced completions. Each of the Amendments are effective as of July 1, 2018.
In exchange for entering into the foregoing Amendments, Noble agreed to grant us:

•
a three-year minimum volume commitment for freshwater deliveries in the Wells Ranch IDP (the Wells Ranch MVC), which will commence in 2019 and provides for deliveries of 50,000 Bbl/d in year one and increases to 60,000 Bbl/d in year two;

•
an incremental 10-year dedication for oil transportation from the Wells Ranch CGF to the Platteville crude oil treating facility that will commence upon the expiration of an existing third-party contract at the end of 2020; and

•	the assignment of its option to acquire up to 15 percent ownership in the EPIC NGL pipeline, which will expire in February 2019.
As discussed above, Colorado River DevCo LP and Noble entered into an amendment to the Second Amended and Restated Fresh Water Services Agreement (the Wells Ranch Fresh Water Services Amendment) which established the Wells Ranch MVC. The Wells Ranch Fresh Water Services Amendment establishes that the Wells Ranch MVC shall not apply in any year that Colorado Proposition #112 becomes effective (and if it is effective for a portion of the year, it shall be pro rated for such portion). See Part II. Other Information - Item 1A. Risk Factors.
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
On October 2, 2018, we entered into a letter of intent with Salt Creek Midstream LLC (Salt Creek) to form a 50/50 joint venture on the construction of a 200 thousand barrel of oil per day pipeline system in the Delaware Basin. The 95-mile, 20-inch diameter pipeline system will originate in Pecos County, Texas, with additional connections in Reeves County and Winkler County, Texas. The project footprint will be served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas.
Salt Creek has commenced construction of the pipeline, with an expected operational date in the second quarter of 2019. We anticipate the execution of definitive agreements and closing of the transaction to occur in the fourth quarter of 2018. At closing, the project will be underpinned by approximately 180,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas, including an in-basin crude oil dedication of approximately 70,000 gross acres by Noble. Our five-year net capital investment is anticipated to total approximately $60 million to $80 million.
Third Quarter 2018 Development Project Updates
Blanco River DevCo LP We connected 19 wells to our gathering systems during the quarter and commenced gathering services on an initial well for a third party Delaware Basin producer in September 2018. The third party customer development plan spans across approximately 13,000 dedicated acres in Reeves County, Texas, with additional activity on the acreage anticipated in 2019.
Green River DevCo LP We commenced the first full quarter of gathering services in the Mustang IDP area. We connected 25 wells to the Mustang gathering system and delivered fresh water to approximately two completion crews.
Trinity River DevCo LLC We reached a long-term agreement for the Advantage pipeline system to service a major producing company’s facilities on such customer’s Southern Delaware Basin position totaling approximately 20,000 net acres. First flow is expected to commence in October 2018.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics, each as described in more detail below, to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes;

•	operating costs and expenses;

•	Adjusted EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure); and

•	capital expenditures.
RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2018	2017	2018	2017
Revenues
Midstream Services — Affiliate	$73,136	$56,755	$204,323	$161,186
Midstream Services — Third Party	19,934	6,356	44,763	10,022
Crude Oil Sales — Third Party	46,093	—	109,781	—
Total Revenues	139,163	63,111	358,867	171,208
Costs and Expenses
Cost of Crude Oil Sales	44,379	—	105,830	—
Direct Operating	23,955	13,712	59,496	39,406
Depreciation and Amortization	18,376	3,562	46,076	8,483
General and Administrative	4,204	3,087	19,626	9,281
Total Operating Expenses	90,914	20,361	231,028	57,170
Operating Income	48,249	42,750	127,839	114,038
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	3,506	594	6,220	961
Investment Income	(3,866)	(1,633)	(10,825)	(4,339)
Total Other Income	(360)	(1,039)	(4,605)	(3,378)
Income Before Income Taxes	48,609	43,789	132,444	117,416
State Income Tax Provision	(94)	33	163	33
Net Income	48,703	43,756	132,281	117,383
Less: Net Income Attributable to Noncontrolling Interests	4,086	2,086	11,719	19,779
Net Income Attributable to Noble Midstream Partners LP	$44,617	$41,670	$120,562	$97,604

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$59,351	$46,005	$162,287	$106,386

Distributable Cash Flow(1) of Noble Midstream Partners LP	$49,217	$40,702	$136,404	$95,263

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
Our customers have dedicated acreage to us based on the services we provide. Our commercial agreements with Noble provide that, in addition to our existing dedicated acreage, any future acreage that is acquired by Noble in the IDP areas, and that is not subject to a pre-existing third-party commitment, will be included in the dedication to us for midstream services, including gathering and treating.Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Colorado River DevCo LP (Wells Ranch IDP and East Pony IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	59,145	61,736	63,630	53,308
Natural Gas Gathering Volumes (MMBtu/d)	223,354	182,054	216,191	162,364
Produced Water Gathering Volumes (Bbl/d)	15,007	14,424	17,348	12,048
Fresh Water Delivery Volumes (Bbl/d)	72,216	80,395	58,295	89,372

San Juan River DevCo LP (East Pony IDP) (1)
Fresh Water Delivery Volumes (Bbl/d)	—	29,280	—	34,902

Green River DevCo LP (Mustang IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	5,657	—	1,942	—
Natural Gas Gathering Volumes (MMBtu/d)	9,062	—	3,111	—
Produced Water Gathering Volumes (Bbl/d)	8,123	—	2,816	—
Fresh Water Delivery Volumes (Bbl/d)	49,672	—	61,450	—

Blanco River DevCo LP (Delaware Basin) (1)
Crude Oil Gathering Volumes (Bbl/d)	33,689	3,791	23,272	1,277
Natural Gas Gathering Volumes (MMBtu/d)	89,439	7,926	59,477	2,671
Produced Water Gathering Volumes (Bbl/d)	90,162	7,670	58,845	2,585

Laramie River DevCo LP (Greeley Crescent IDP) (1)
Crude Oil Sales Volumes (Bbl/d)	7,266	—	6,164	—
Crude Oil Gathering Volumes (Bbl/d)	77,736	5,353	73,766	1,804
Natural Gas Gathering Volumes (MMBtu/d)	1,227	—	1,319	—
Produced Water Gathering Volumes (Bbl/d)	8,919	4,764	6,468	1,605
Fresh Water Delivery Volumes (Bbl/d)	73,507	65,085	54,694	38,709

Trinity River DevCo LLC (Delaware Basin) (1)
Natural Gas Compression Volumes (Mcf/d)	60,395	—	37,347	—

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	7,266	—	6,164	—
Crude Oil Gathering Volumes (Bbl/d)	176,227	70,880	162,610	56,389
Natural Gas Gathering Volumes (MMBtu/d)	323,082	189,980	280,098	165,035
Barrels of Oil Equivalent (Boe/d)	224,914	95,236	204,684	77,547
Produced Water Gathering Volumes (Bbl/d)	122,211	26,858	85,477	16,238
Natural Gas Compression Volumes (Mcf/d)	60,395	—	37,347	—

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	195,395	174,760	174,439	162,983

(1)	See Item 1. Financial Statements – Note 1. Organization and Nature of Operations for our DevCo ownership interests.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2018	2017	Increase (Decrease) From Prior Year
Three Months Ended September 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$54,674	$37,854	44%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	12,459	1,574	N/M
Fresh Water Delivery — Affiliate	17,416	17,589	(1)%
Fresh Water Delivery — Third Party	5,929	4,782	24%
Crude Oil Treating — Affiliate	980	1,037	(5)%
Crude Oil Sales — Third Party	46,093	—	N/M
Other — Affiliate	66	275	N/M
Other — Third Party	1,546	—	N/M
Total Revenues	$139,163	$63,111	121%

Nine Months Ended September 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$144,569	$98,591	47%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	28,796	1,574	N/M
Fresh Water Delivery — Affiliate	56,774	58,256	(3)%
Fresh Water Delivery — Third Party	12,932	8,448	53%
Crude Oil Treating — Affiliate	2,914	3,473	(16)%
Crude Oil Sales — Third Party	109,781	—	N/M
Other — Affiliate	66	866	N/M
Other — Third Party	3,035	—	N/M
Total Revenues	$358,867	$171,208	110%
N/M Amount is not meaningful
Revenues Trend Analysis
Revenues increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases were primarily attributable to the commencement of crude oil sales and other gathering services upon closing of the Black Diamond Acquisition, the commencement of gathering services in the Mustang IDP area during 2018, and an increase in gathered volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems subsequent to third quarter 2017.
Fresh Water Delivery Fresh Water Delivery revenues increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases were primarily attributable to fresh water deliveries in the Mustang IDP area resulting from well completion activity by Noble as well as an increase in fresh water deliveries to a third party customer in the Greeley Crescent IDP area. The increases were partially offset by decreased fresh water deliveries in the Wells Ranch and East Pony IDP areas resulting from well completion activity by Noble.

Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2018	2017	Increase from Prior Year
Three Months Ended September 30,
Cost of Crude Oil Sales	$44,379	$—	N/M
Direct Operating	23,955	13,712	75%
Depreciation and Amortization	18,376	3,562	416%
General and Administrative	4,204	3,087	36%
Total Operating Expenses	$90,914	$20,361	347%

Nine Months Ended September 30,
Cost of Crude Oil Sales	$105,830	$—	N/M
Direct Operating	59,496	39,406	51%
Depreciation and Amortization	46,076	8,483	443%
General and Administrative	19,626	9,281	111%
Total Operating Expenses	$231,028	$57,170	304%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. The purchase and sale of crude oil commenced upon closing of the Black Diamond Acquisition during first quarter 2018.
Direct Operating Direct operating expense increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases were primarily attributable to operating expenses associated with the CGFs in the Delaware Basin that were completed subsequent to third quarter 2017, operating expenses associated with the facilities acquired in the Black Diamond Acquisition, and operating expenses associated with the commencement of gathering services in the Mustang IDP area during 2018.
Fresh Water Delivery Fresh Water Delivery direct operating expense decreased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The decrease during third quarter 2018 as compared with third quarter 2017 was primarily attributable to a decrease in the use of third party services. The decrease during the first nine months of 2018 as compared with the first nine months of 2017 was primarily attributable to decreased volumes resulting from the timing of well completion activity by Noble in the Wells Ranch and East Pony IDP areas and decreased use of third party services.
Depreciation and Amortization Depreciation and amortization expense increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases were due, in part, to assets placed in service after September 30, 2017. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system, construction of the Greeley Crescent gathering system, construction of the Delaware Basin CGFs, and assets acquired in the Black Diamond Acquisition. Additionally, depreciation and amortization expense includes the amortization of intangible assets that consist of customer contracts and relationships acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. Fresh Water Delivery depreciation and amortization expense has remained consistent, as our fresh water delivery infrastructure was substantially complete prior to 2018. See Liquidity and Capital Resources – Capital Requirements.

General and Administrative Expense General and administrative expense is recorded within our Investments and Other reportable segment. General and administrative expense increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases are due primarily to legal and financial advisory transaction expenses associated with the Black Diamond Acquisition as well as other professional fees. Transaction expenses associated with the Black Diamond Acquisition during third quarter 2018 and the first nine months of 2018 were approximately $0.3 million and $7.5 million, respectively.
Other (Income) Expense Trend Analysis

(in thousands)	2018	2017	Increase (Decrease) From Prior Year
Three Months Ended September 30,
Other (Income) Expense
Interest Expense	$4,860	$1,493	226%
Capitalized Interest	(1,354)	(899)	51%
Interest Expense, Net	3,506	594	490%
Investment Income	(3,866)	(1,633)	137%
Total Other (Income) Expense	$(360)	$(1,039)	(65)%

Nine Months Ended September 30,
Other (Income) Expense
Interest Expense	$11,524	$2,471	366%
Capitalized Interest	(5,304)	(1,510)	251%
Interest Expense, Net	6,220	961	547%
Investment Income	(10,825)	(4,339)	149%
Total Other (Income) Expense	$(4,605)	$(3,378)	36%
Interest Expense, Net Interest expense is recorded within our Investments and Other reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facility. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity during the year. See Note 5. Property, Plant and Equipment for our Construction-in-Progress balances as of September 30, 2018 and December 31, 2017.
Interest expense and capitalized interest increased during third quarter 2018 as compared with third quarter 2017 and during the first nine months of 2018 as compared with the first nine months of 2017. The increases were due to the increased outstanding long-term debt during 2018 as compared with 2017. During 2018, we have utilized proceeds from long-term debt to fund portions of our construction activities and the Black Diamond Acquisition. In addition, the interest rates have continued to increase during both the third quarter and the first nine months of 2018.
Investment Income Investment income is recorded within our Investments and Other reportable segment. Investment income increased during third quarter 2018 as compared with third quarter 2017 due to higher earnings from our investment in the Advantage Joint Venture resulting from increased crude oil throughput volumes during third quarter 2018 as compared with third quarter 2017. Investment income increased during the first nine months of 2018 as compared with the first nine months of 2017 due to a full period of activity from the Advantage Joint Venture which closed during second quarter 2017.
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

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Reconciliation from Net Income
Net Income and Comprehensive Income	$48,703	$43,756	$132,281	$117,383
Add:
Depreciation and Amortization	18,376	3,562	46,076	8,483
Interest Expense, Net of Amount Capitalized	3,506	594	6,220	961
State Income Tax Provision	(94)	33	163	33
Transaction and Integration Expenses	301	—	7,550	—
Unit-Based Compensation	343	248	1,057	581
Adjusted EBITDA	71,135	48,193	193,347	127,441
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	11,784	2,188	31,060	21,055
Adjusted EBITDA Attributable to Noble Midstream Partners LP	59,351	46,005	162,287	106,386
Less:
Cash Interest Paid	4,728	1,351	11,165	2,119
Maintenance Capital Expenditures	5,406	3,952	14,718	9,004
Distributable Cash Flow of Noble Midstream Partners LP	$49,217	$40,702	$136,404	$95,263

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$62,864	$49,830	$167,936	$124,357
Add:
Interest Expense, Net of Amount Capitalized	3,506	594	6,220	961
Changes in Operating Assets and Liabilities	1,981	(2,583)	7,952	1,557
Transaction and Integration Expenses	301	—	7,550	—
Change in Income Tax Payable	(94)	33	163	33
Other Adjustments	2,577	319	3,526	533
Adjusted EBITDA	71,135	48,193	193,347	127,441
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	11,784	2,188	31,060	21,055
Adjusted EBITDA Attributable to Noble Midstream Partners LP	59,351	46,005	162,287	106,386
Less:
Cash Interest Paid	4,728	1,351	11,165	2,119
Maintenance Capital Expenditures	5,406	3,952	14,718	9,004
Distributable Cash Flow of Noble Midstream Partners LP	$49,217	$40,702	$136,404	$95,263

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary sources of liquidity are cash flows generated from operations based on commercial agreements with Noble and our third party customers. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Noble or our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble’s ownership in the subsidiary.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	September 30, 2018	December 31, 2017
Cash, Cash Equivalents, and Restricted Cash (1)	$19,152	$55,531
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	750,000	265,000
Available Liquidity	$769,152	$320,531

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	See Item 1. Financial Statements – Note 7. Long-Term Debt. There was no available borrowing capacity under our term loan credit facility as of September 30, 2018.
Revolving Credit Facility and Term Loan Credit Facility
On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of our revolving credit facility and increase the borrowing capacity to $800 million. The revolving credit facility is available to fund working capital and to finance acquisitions and expansion capital expenditures. During the the first nine months of 2018, we utilized our revolving credit facility to fund portions of our construction activities and the Black Diamond Acquisition. See Item 1. Financial Statements – Note 3. Acquisition. As of September 30, 2018, $50 million was outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 7. Long-Term Debt.
On July 31, 2018, we entered into the term loan credit facility that permitted aggregate borrowings of up to $500 million. During August 2018, we drew $500 million under the term loan credit facility and used the proceeds to repay a portion of the outstanding borrowings under our revolving credit facility and pay fees and expenses in connection with the term loan credit facility transactions. See Item 1. Financial Statements – Note 7. Long-Term Debt.
Cash Flows
Summary cash flow information was as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Total Cash Provided By (Used in)
Operating Activities	$167,936	$124,357
Investing Activities	(1,190,265)	(253,218)
Financing Activities	985,950	82,122
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(36,379)	$(46,739)
Operating Activities Net cash provided by operating activities increased during the first nine months of 2018 as compared with the first nine months of 2017 primarily due to an increase of net income driven by increased revenues resulting from higher throughput volumes due to expansion of existing systems and providing services to new areas and customers. The increase in revenues was partially offset by an increase in direct operating expenses resulting from providing services to new areas and customers as well as an increase in general and administrative expense due to legal and financial advisory fees associated with the Black Diamond Acquisition.
Investing Activities Cash used in investing activities increased during the first nine months of 2018 as compared with the first nine months of 2017 primarily driven by the Black Diamond Acquisition. Additions to property, plant and equipment were also higher in 2018 due to construction of the Mustang gathering system, expansion of the Mustang fresh water delivery system and construction of the Delaware Basin CGFs.
Financing Activities Cash provided by financing activities increased during the first nine months of 2018 as compared with the first nine months of 2017. The increase is primarily due to increased net long-term debt borrowings and increased contributions from noncontrolling interest owners which includes the contribution from Greenfield Member to fund the Black Diamond Acquisition.
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
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Gathering System Expenditures (1)	$669,908	$239,054
Fresh Water Delivery System Expenditures	18,711	14,721
Total Capital Expenditures	$688,619	$253,775

Additions to Investments	$426	$68,504

(1)	Gathering system expenditures include only the portion of the purchase price for the Black Diamond Acquisition allocated to Property, Plant and Equipment totaling $205.8 million.
For the nine months ended September 30, 2018, our gathering system expenditures were primarily associated with the construction of the Mustang gathering system and construction of CGFs in the Delaware Basin. Additionally, our gathering system expenditures include the Black Diamond Acquisition as well as expenditures related to the connection of the acquired system to a major oil takeaway outlet in the DJ Basin. Fresh water delivery system expenditures were primarily associated with the expansion of the the Mustang fresh water delivery system.
For the nine months ended September 30, 2017, our gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Delaware Basin and Mustang gathering systems, expansion of the Wells Ranch gathering system and construction of the connection from the Billy Miner I CGF in the Delaware Basin to the Advantage pipeline. Fresh water delivery system expenditures were primarily associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system.
For the nine months ended September 30, 2018, additions to investments were related to a capital call for our White Cliffs Interest. For the nine months ended September 30, 2017, additions to investments were related to our investment in the Advantage Joint Venture.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.

On October 25, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.5597 per unit. The distribution will be paid on November 13, 2018, to unitholders of record as of November 5, 2018. Also on November 13, 2018, a cash incentive distribution of $1.5 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit and Subordinated Unit.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.8 million per quarter, or $59.4 million million per year, based on the number of Common Units and Subordinated Units outstanding as of September 30, 2018.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facility, which have variable interest rates. As of September 30, 2018, $50 million and $500 million were outstanding under our revolving credit facility and term loan credit facility, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $3.5 million increase in interest expense for the nine months ended September 30, 2018. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, other than the following:
Colorado Proposition #112, if approved by voters on November 6, 2018, could significantly limit, or in some cases prevent, the future development of crude oil and natural gas in areas where we currently conduct operations.
Current regulations in the state of Colorado require oil and gas development to maintain a 500-foot set-back from certain structures and a 1,000-foot set-back from certain high-occupancy buildings. However, on November 6, 2018, Colorado voters will decide whether to adopt Proposition #112, which, if passed, would increase the set-back zone for new “oil and gas development” to 2,500 feet. The term “oil and gas development” in Proposition #112 is defined to include oil and gas exploration, drilling, production and processing activities, as well as hydraulic fracturing, the reentry of an oil or gas well previously plugged or abandoned, flowlines and the treatment of waste associated with such exploration, drilling, production and processing activities. As proposed under Proposition #112, the set-back increase would be applicable to “occupied structures” and “vulnerable areas”. “Vulnerable areas” is defined to include playgrounds, permanent sports fields, public parks and open spaces, public drinking water sources, reservoirs, lakes, rivers, perennial and intermittent streams, creeks, and any other area designated as such by the state or local government; however, the proposition provides no guidance on when or how such governments may exercise this authority. If adopted, Proposition #112 is expected to take effect upon official certification of election results, to be self-executing, and to apply to new oil and gas development that is permitted on or after the date of certification; it is not expected to apply to previously permitted wells, including drilled but uncompleted wells. The Colorado Oil and Gas Conservation Commission estimates that adoption of Proposition #112 would result in approximately 85% of Colorado's non-federal land surface becoming unavailable for new oil and gas development. In Weld County alone, 78% of surface land (85% of non-federal land) would appear to be off-limits to new oil and gas development.
The adoption of Proposition #112, or other regulatory measures, could significantly limit, or in some cases prevent, the future development of crude oil and natural gas in areas where we perform midstream services within the state. Such limitations or prohibitions could have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity and could result in a material impairment of these assets.

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

10.2
Guarantee Agreement, dated as of July 31, 2018, by and among Noble Midstream Services, LLC, as borrower, the Partnership, as parent, and Toronto Dominion (Texas) LLC and the other lenders party thereto.

10.3*†	Amendment 02 to that certain Second Amended and Restated Crude Oil Gathering Agreement, dated as of July 1, 2018, among Noble Energy, Inc., as Producer, and Green River DevCo LP.

10.4*†	Amendment 02 to that certain Second Amended and Restated Gas Gathering Agreement, dated as of July 1, 2018, among Noble Energy, Inc., as Producer, and Green River DevCo LP.

10.5*†	Amendment 02 to that certain Second Amended and Restated Fresh Water Services Agreement, dated as of July 1, 2018, among Noble Energy, Inc., as Producer, and Green River DevCo LP.

10.6*†	Amendment 02 to that certain Second Amended and Restated Produced Water Services Agreement, dated as of July 1, 2018, among Noble Energy, Inc., as Producer, and Green River DevCo LP.

10.7*	Amendment 02 to that certain Second Amended and Restated Fresh Water Services Agreement, dated as of July 1, 2018, among Noble Energy, Inc., as Producer, and Colorado River DevCo LP.

31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
†
Confidential treatment has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed with the Securities and Exchange Commission. Such provisions have been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	November 1, 2018	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer