Form 10-Q/A
period 2018-03-31
Noble Midstream Partners LP
filed 2018-11-02
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2018 of Noble Midstream Partners LP (the “Partnership”), which was filed with the Securities and Exchange Commission on May 1, 2018 (the “Original Filing”).  This Amendment is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2. Specifically, the Partnership is refiling these certifications solely to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted from the Partnership’s certifications in the Original Filing. This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing.

Part II. Other Information
Item 6. Exhibits

Exhibit Number	Exhibit

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date:	November 2, 2018	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer

4