Form 10-K
period 2018-12-31
Noble Midstream Partners LP
filed 2019-02-19
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No
The aggregate market value of the registrant's Common Units held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter was approximately $1.1 billion.
The registrant had 23,885,880 Common Units and 15,902,584 Subordinated Units outstanding as of February 15, 2019.
DOCUMENTS INCORPORATED BY REFERENCE: None

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K (Form 10-K or Annual Report) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include words such as “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule”, “strategy” and other similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs.
Forward-looking statements are not guarantees of future performance and are based on certain assumptions and bases, and subject to certain risks, uncertainties and other factors, many of which are beyond the Partnership’s control and difficult to predict, and not all of which can be disclosed in advance. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors. While you should not consider the following list to be a complete statement of all potential risks and uncertainties, some of the factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of our customers to meet their drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third party operators, gatherers, processors and transporters;

•	the demand for crude oil, natural gas and produced water gathering and processing services, crude oil treating and fresh water services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our customers under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation;

•	interruption of the Partnership’s operations due to social, civil or political events or unrest;

•	terrorist attacks or cyber threats;

•	any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close; and

•	certain factors discussed elsewhere in this Form 10-K.
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
Unless otherwise stated or the context otherwise indicates, references in this report to “Predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to September 20, 2016, refer to Noble’s Contributed Businesses (as defined herein), our Predecessor for accounting purposes. All references to “Noble Midstream Partners,” “NBLX,” “the Partnership,” “us,” “our,” “we” or similar expressions, when referring to periods after September 20, 2016, refer to Noble Midstream Partners LP, including its consolidated subsidiaries. References to “Noble” may refer to Noble Energy Inc. and/or its consolidated subsidiaries, depending on the context. Our future results of operations may not be comparable to our Predecessor’s historical results of operations. For a summary of commonly used industry terms and abbreviations used in this report, see the Glossary.

PART I

Items 1. and 2. Business and Properties
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts, as well as purchase crude oil from producers and sell crude oil to customers at various delivery points on our gathering systems. Our business activities are conducted through three reportable segments: Gathering Systems (primarily includes crude oil, natural gas and produced water gathering and crude oil sales), Fresh Water Delivery, and Investments and Other. Our current areas of focus are in the Denver-Julesburg Basin in Colorado (DJ Basin) and the Southern Delaware Basin position of the Permian Basin (Delaware Basin) in Texas. The locations of our current areas of focus are shown in the map below:
We are Noble’s primary vehicle for midstream operations in the onshore United States. We have acreage dedications spanning approximately 460,000 acres in the DJ Basin (with over 230,000 dedicated acres from Noble and the remaining dedicated acres from various third parties) and approximately 121,000 acres in the Delaware Basin (with 108,000 dedicated acres from Noble and the remaining from various third parties).
In addition to our existing operations and acreage dedications, Noble has granted us rights of first refusal (ROFRs) on a combination of midstream assets retained, developed or acquired by Noble and services not already dedicated to us in the DJ Basin, Eagle Ford Shale and Delaware Basin, which includes approximately 79,000 additional acres in the DJ Basin, approximately 35,000 acres in the Eagle Ford Shale and approximately 108,000 acres in the Delaware Basin. Noble has also granted us a ROFR on certain onshore United States acreage that may be acquired in the future.
We believe we are well positioned to (i) develop our infrastructure in a manner and on a timeline that will allow us to handle increasing volumes that we anticipate will result from our customers’ drilling programs on our dedicated properties and (ii) attract new customers in the DJ Basin, Delaware Basin and future areas of operation as we continue to expand our existing, build out new, or acquire, midstream systems and facilities.

2018 Developments
Black Diamond Acquisition
On January 31, 2018, Black Diamond Gathering LLC (Black Diamond), an entity formed by Black Diamond Gathering Holdings LLC (the Noble Member), a wholly-owned subsidiary of the Partnership, and Greenfield Midstream, LLC (the Greenfield Member), completed the acquisition of all of the issued and outstanding limited liability company interests (the Black Diamond Acquisition) in Saddle Butte Rockies Midstream, LLC and certain affiliates (collectively, Saddle Butte) from Saddle Butte Pipeline II, LLC (Seller).
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
In addition to the payment to the Seller, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (PDC Energy) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as extend the duration of the acreage dedication by five years to approximately 12 years. In accordance with the limited liability company agreement of Black Diamond, Noble Member is to receive a 54.4% equity ownership interest in Black Diamond and Greenfield Member is to receive a 45.6% equity ownership interest in Black Diamond. Noble Member’s agreed equity ownership interest includes a 4.4% equity ownership interest promote which will vest only after Noble Member is allocated an amount of gross revenue equal to the contributions by Greenfield Member in excess of its agreed equity ownership interest.
We serve as the operator of the Black Diamond system. In connection with the Black Diamond Acquisition, we acquired a large-scale integrated gathering system located in the DJ Basin with approximately 160 miles of pipeline in operation and delivery capacity of approximately 300 MBbl/d as well as approximately 141,000 dedicated acres from six customers under fixed-fee arrangements. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisition.
Subsequent to the closing of the Black Diamond Acquisition, we secured additional long-term dedications for the Black Diamond system, representing more than 200 wells across approximately 17,000 incremental acres. The additional dedications come from an existing third party customer on the system as well as a new third-party customer and increased total acreage dedicated to the Black Diamond system by 12% to approximately 158,000 acres.
Revolving Credit Facility Amendments
On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of the facility to March 9, 2023 and increase the borrowing capacity to $800 million. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
Term Loan Credit Facility
On July 31, 2018, we entered into a three year senior unsecured term loan credit facility that permits aggregate borrowings of up to $500 million. Proceeds from the term loan credit facility were primarily used to repay a portion of the outstanding borrowings under our revolving credit facility and pay fees and expenses in connection with the term loan credit facility transactions. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
EPIC Equity Interests
On August 2, 2018, Noble assigned its option with EPIC Midstream Holdings, LP (EPIC) to acquire a 15% equity interest in the EPIC Y-Grade Pipeline to the Partnership. On January 31, 2019, Noble assigned its option to acquire a 30% equity interest in the EPIC Crude Oil Pipeline to the Partnership. Both options were set to expire February 1, 2019.
On January 31, 2019, the Partnership exercised and closed its option with EPIC to acquire the equity interest in the EPIC Y-Grade Pipeline. At closing, we made cash contributions of approximately $103 million. Our total cash contributions are expected to be approximately $165 million to $180 million for the EPIC Y-Grade Pipeline, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions for the EPIC Y-Grade Pipeline with our revolving credit facility. The EPIC Y-Grade Pipeline is an approximately 700-mile pipeline linking NGL reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. The pipeline will have a throughput capacity of approximately 440 MBbl/d with multiple origin points.
Also on January 31, 2019, the Partnership exercised its option to acquire the equity interest in the EPIC Crude Oil Pipeline. Closing of the Partnership’s equity interest in the EPIC Crude Oil Pipeline is expected to occur later in first quarter 2019, subject to certain conditions precedent. Our total cash contributions are expected to be approximately $330 million to $350 million for the EPIC Crude Pipeline, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions for the EPIC Crude Pipeline with our revolving credit facility and other sources of funding. The planned EPIC Crude Oil Pipeline will be a 30-inch pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast.
Delaware Crossing Joint Venture
On October 2, 2018, we entered into a non-binding letter of intent with Salt Creek Midstream LLC (Salt Creek) to form a 50/50 joint venture to construct a crude oil pipeline system with a capacity of 160 MBbl/d in the Delaware Basin. On February 7, 2019, we executed definitive agreements and completed the formation of Delaware Crossing LLC (Delaware Crossing Joint Venture). As Salt Creek has commenced construction of the pipeline prior to formation, we made capital contributions of approximately $38 million at closing.
The 95-mile pipeline system will originate in Pecos County, Texas, with additional connections in Reeves County and Winkler County, Texas. The project footprint will be served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas. The project is underpinned by approximately 192,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas. The pipeline is expected to be operational in the third quarter of 2019.

Organizational Structure
DevCo Ownership Interests
On September 20, 2016, we completed our initial public offering (the IPO). In connection with the IPO, Noble contributed to us (i) ownership interests in certain development companies (DevCos) which serve specific areas and integrated development plan (IDP) areas and (ii) a 3.33% ownership interest (the White Cliffs Interest) in White Cliffs Pipeline L.L.C. (White Cliffs). The ownership interests in the DevCos, together with the White Cliffs Interest, are referred to collectively as the Contributed Businesses.
Our DevCo structure provides multiple avenues for organic and drop down growth. The following table provides a summary of our assets, services and customers, along with our ownership of these assets, as of December 31, 2018:

DevCo	NBLX Ownership	Areas Served	NBLX Dedicated Service	Customers
Colorado River DevCo LP	100%	Wells Ranch IDP (DJ Basin) East Pony (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Noble Noble Noble
San Juan River DevCo LP	25%	East Pony IDP (DJ Basin)	Water Services	Noble
Green River DevCo LP	25%	Mustang IDP (DJ Basin)(1)	Crude Oil Gathering Natural Gas Gathering Water Services	Noble
Laramie River DevCo LP	100%	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Noble and Unaffiliated Third Party
	54.4%	Black Diamond Dedication Area (DJ Basin)(2)	Crude Oil Gathering Natural Gas Gathering	Unaffiliated Third Parties
Blanco River DevCo LP	40%	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	Noble and Unaffiliated Third Parties(3)
Gunnison River DevCo LP	5%	Bronco IDP (DJ Basin)(4)	Crude Oil Gathering Water Services	Noble(4)
Trinity River DevCo LLC(7)	100%	Delaware Basin	Natural Gas Compression Crude Oil Transmission(5)	Noble

(1)
During 2018, we completed the crude oil, natural gas and produced water gathering system in the Mustang IDP area of the DJ Basin (Mustang IDP) and continued expansion of our fresh water delivery system.

(2)
Our interest in Black Diamond is owned through the Laramie River DevCo LP. In connection with the Black Diamond Acquisition, we acquired a large-scale integrated gathering system located in the DJ Basin with approximately 160 miles of pipeline in operation and delivery capacity of approximately 300 MBbl/d as well as approximately 141,000 dedicated acres. Subsequent to the closing of the Black Diamond Acquisition, we secured additional long-term dedications, representing more than 200 future wells across approximately 17,000 incremental acres. The additional dedications come from an existing third party customer on the system as well as a new third party customer.

(3)
During 2018, we received a third party producer's activity set and development plan for approximately 13,000 acres dedicated to us in Reeves County, Texas, for crude oil, natural gas and produced water gathering services. We commenced services during 2018.

(4)	We currently have no midstream infrastructure assets in the Bronco IDP. Our assets in the Bronco IDP currently consist primarily of dedications to us for future production in this IDP area.

(5)
Trinity River DevCo LLC owns our 50% ownership interest in the Advantage Joint Venture (as defined below). Crude oil produced from Noble’s legacy 47,000 Delaware Basin net acres is dedicated to the Advantage system.

Rights of First Refusal (ROFR)
Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets and ROFR services granted to us by Noble as well as the net acreage covered by our ROFR, to the extent known as of December 31, 2018, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
East Pony (Northern Colorado)	Natural Gas Processing Natural Gas Gathering	Operational	44,000
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	35,000
DJ Basin (other than dedicated above)	To the extent not already covered in dedication in the prior chart: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	79,000
Delaware Basin	Water Services	In Progress	108,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
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

Organizational Structure
The following diagram depicts our organizational structure as of December 31, 2018.

Noble Energy
NYSE: NBL
100%
Noble Midstream GP LLC
45.4% Limited Partner Interest
Non-Economic General Partner Interest
ROFR Assets:
• East Pony Gas Gathering
• East Pony Gas Processing
• Eagle Ford Shale Midstream
• Additional DJ Acreage
• Additional Delaware Basin Services
Noble Midstream Partners LP
NYSE: NBLX
Public Unitholders (LP)
54.6% Limited Partner Interest
100%
3.33% Non-Operating Membership Interest
Noble Midstream Services, LLC
White Cliffs Pipeline L.L.C.
Controlling Interest
100%
25%
40%
25%
5%
100%
100%
Colorado River
San Juan River
Blanco River
Green River
Gunnison River
Laramie River
Trinity River
54.4%
50%
Non-Controlling Interest
75%
60%
75%
95%
Black Diamond
Advantage Joint Venture

Our Relationship with Noble
One of our principal strengths is our relationship with Noble. Given Noble’s significant ownership interest in us and its intent to use us as its primary domestic midstream service provider in areas that have not previously been dedicated to other ventures, we believe that Noble will be incentivized to promote and support the successful execution of our business strategies; however, we can provide no assurances that we will benefit from our relationship with Noble. While our relationship with Noble is a significant strength, it is also a source of potential risks and conflicts. Noble accounts for a substantial portion of our revenues and the loss of Noble as a customer would have a material adverse effect on us. See Item 1A. Risk Factors.

Areas of Operation
The following diagram illustrates our areas of operations as of December 31, 2018:

Reportable Segments
We manage our operations by the nature of the services we offer. Our reportable segments comprise the structure used to make key operating decisions and assess performance. We are organized into the following reportable segments: Gathering Systems (crude oil, natural gas and produced water gathering, crude oil treating and crude oil sales), Fresh Water Delivery, and Investments and Other. We often refer to services of our Gathering Systems and Fresh Water Delivery segments collectively as our midstream services. The Investments and Other segment includes our investments in the Advantage Joint Venture and White Cliffs Interest as well as all general Partnership activity not attributable to our DevCos. See Item 8. Financial Statements and Supplementary Data – Note 10. Segment Information.
Gathering Systems
Crude Oil Gathering
Our crude oil gathering system in the Wells Ranch IDP area of the DJ Basin (the Wells Ranch IDP) provides approximately 71 miles of shared crude oil and produced water gathering pipelines. Our crude oil gathering assets also include 96,000 Bbls of storage capacity at the Wells Ranch Central Gathering Facility (CGF) where we are able to recover gas vapors from the crude oil and deliver this natural gas to Noble for delivery to downstream third parties.
In the East Pony IDP area of the DJ Basin (the East Pony IDP), we gather crude oil meeting pipeline specifications and deliver it through approximately 34 miles of pipeline directly into the northern extension of the Wattenberg Oil Trunkline and the Northeast Colorado Lateral of the Pony Express Pipeline. Crude oil gathering of production from the East Pony IDP area is subject to Federal Energy Regulatory Commission (FERC) jurisdiction. See Items 1. and 2. Business and Properties - Regulations.
To service the Mustang IDP, we gather crude oil meeting pipeline specifications and deliver it through approximately 5 miles of pipeline into the Black Diamond Milton Terminal. We began gathering crude oil in the Mustang IDP in the second quarter of 2018.
To service the Greeley Crescent IDP, we gather crude oil meeting pipeline specifications for an unaffiliated third party. We deliver the gathered crude oil through approximately 42 miles of pipeline to the Grand Mesa Pipeline via the Black Diamond Lucerne Terminal and directly to the White Cliffs Pipeline.
To service the Black Diamond dedication area, we gather crude oil meeting pipeline specifications and deliver it through approximately 227 miles of pipeline to various delivery points. The Black Diamond system provides access to long-haul crude oil outlets including Grand Mesa Pipeline, Saddlehorn Pipeline, White Cliffs Pipeline and Pony Express Pipeline.
Our crude oil gathering systems in the Delaware Basin include approximately 91 miles of pipeline. We gather off-spec crude oil from well pad facilities, which is delivered to various CGFs. We have five operational CGFs in the Delaware Basin. The Billy Miner I and Jesse James CGFs were completed during 2017 and the Coronado, Collier and Billy Miner Train II CGFs were completed during 2018. The CGFs stabilize the crude oil to be sent downstream to pipelines leaving the Delaware Basin.
The table below sets forth our crude oil gathering capacity and operations as of and for the dates indicated.

	Throughput Capacity (Bbl/d)		Average Daily Throughput (Bbl/d)		Number of Horizontal Wells
	As of December 31,		Year Ended December 31,		As of December 31,
	2018	2017	2018	2017	2018	2017
Wells Ranch IDP	50,000	50,000	38,383	33,703	453	407
East Pony IDP	85,000	85,000	23,872	22,828	267	249
Mustang IDP	60,000	—	6,519	—	30	—
Greeley Crescent IDP	60,000	60,000	14,792	5,333	191	60
Black Diamond System	300,000	—	59,529	—	699	—
Delaware Basin (1)	70,000	30,000	28,235	3,791	86	19

(1)
The Billy Miner I and Jesse James CGFs each have throughput capacity of 15 MBbl/d. The Billy Miner II and Collier CGFs each have throughput capacity of 10 MBbl/d. The Coronado CGF has throughput capacity of 20 MBbl/d.

Crude Oil Treating
We also operate two crude oil treating facilities, the Platteville and the Briggsdale facilities. These facilities service each of the IDP areas and additional wells outside of these areas. The permits under which we operate the Platteville and Briggsdale facilities permit approximately 1,825,000 Bbls and 2,740,000 Bbls, respectively, of crude oil to be treated during each year. Crude oil is delivered to the facilities by truck. If treatment is required, the crude oil is directed to, and received by, the treating facility to process the crude oil to meet pipeline specification. For access to the services provided at the crude oil treating facilities, Noble pays monthly fees based on the number of producing vertical and horizontal wells located in the DJ Basin that are not connected to our gathering system, whether such wells fall within or outside of an IDP area.
The below sets forth the number of producing vertical and horizontal wells in the DJ Basin that are not connected to our gathering system and are subject to a monthly fee as of the dates indicated.

	Number of Wells Subject to Monthly Fee
	As of December 31, 2018	As of December 31, 2017
Producing Vertical Wells	1,257	1,753
Producing Horizontal Wells	406	471
Natural Gas Gathering
Our natural gas infrastructure assets in the Wells Ranch IDP consist of the Wells Ranch CGF and an approximately 64-mile natural gas pipeline system. The natural gas gathering system that services the production from the Wells Ranch IDP collects natural gas from separator facilities located at or near the wellhead and delivers the natural gas to the Wells Ranch CGF or other delivery points within the Wells Ranch IDP. At the tailgate of our natural gas gathering facilities or the Wells Ranch CGF or other delivery points, as applicable, we deliver the natural gas for further processing by third parties.
Our natural gas infrastructure in the Mustang IDP consists of an approximately 15-mile natural gas pipeline system. The natural gas gathering system that services production from the Mustang IDP collects natural gas from separator facilities located at or near the wellhead and delivers the natural gas to delivery points within the Mustang IDP. We began gathering natural gas in the Mustang IDP in the second quarter of 2018.
Our natural gas infrastructure assets in the Delaware Basin consist of five CGFs as well as an approximately 68-mile natural gas pipeline system servicing production from the Delaware Basin. The natural gas gathering system that services the production from the Delaware Basin collects natural gas from the wellhead from a high pressure separator and sends it to various CGFs. The CGFs dehydrate the natural gas, compress it, and send it downstream for processing.
To service the Black Diamond dedication area, our natural gas infrastructure consists of pipeline segments that collect natural gas from the wellhead and deliver it to third party natural gas processing plants. We gather a de minimis amount of natural gas within the Black Diamond dedication area.
The table below sets forth our natural gas gathering capacity and operations as of and for the dates indicated.

	Throughput Capacity (Mcf/d) (1)		Average Daily Throughput (MMBtu/d)		Number of Horizontal Wells
	As of December 31,		Year Ended December 31,		As of December 31,
	2018	2017	2018	2017	2018	2017
Wells Ranch IDP	200,000	150,000	221,942	172,284	453	426
Mustang IDP	200,000	—	12,934	—	30	—
Delaware Basin (2)	146,000	60,000	74,120	8,634	86	19

(1)	To convert cubic feet to British thermal units, multiply cubic feet by 1.3.

(2)	Each CGF has a throughput capacity of 30 MMcf/d, with the exception of the Jesse James CGF, which has a throughput capacity of 26 MMcf/d.
Our Wells Ranch CGF provides condensate separation and flash gas recovery. Condensate recovered from the natural gas that is gathered to the Wells Ranch CGF is stored on location and gas that is flashed from the crude oil is recovered, compressed and redelivered to downstream third parties with the gathered natural gas volumes.
Produced Water Gathering
Our produced water gathering system in the Wells Ranch IDP gathers and processes liquids produced from operations and consists of a combination of separation and storage facilities, and permanent pipelines, as well as pumps to transport produced water to disposal facilities. We operate an approximately 71-mile gathering pipeline system (which is a shared crude oil and produced water gathering pipeline) servicing the Wells Ranch IDP. Crude oil and produced water are separated and measured at facilities at or near the wellhead and recombined and delivered into our gathering system. At the Wells Ranch CGF, the incoming crude oil and produced water liquid stream is separated, stored, and treated before the produced water is delivered to a third party pipeline for disposal. The Wells Ranch CGF has the capacity to store up to 32,000 Bbls of produced water while awaiting delivery to a disposal facility.
Our produced water gathering system in the Mustang IDP gathers liquids produced from operations and consists of a combination of pumps and permanent pipelines to transport produced water to disposal facilities. We operate an approximately 9-mile gathering pipeline system servicing the Mustang IDP. We began gathering produced water in the Mustang IDP in the second quarter of 2018.
Our produced water gathering system in the Greeley Crescent IDP gathers liquids produced from operations and consists of a combination of pumps and permanent pipelines to transport produced water to disposal facilities. We operate an approximately 20-mile gathering pipeline system servicing the Greeley Crescent IDP.
Our produced water gathering system in the Delaware Basin gathers and processes liquids produced from operations and consists of stabilization facilities, and permanent pipelines, as well as pumps to transport produced water to disposal facilities. We operate an approximately 78-mile gathering pipeline system servicing the Delaware Basin. At our CGFs, the incoming produced water is skimmed and pumped downstream to the disposal wells.
We enter into and manage contracts with third party providers for any produced water services that we do not perform ourselves.
The table below sets forth our produced water capacity and operations as of and for the dates indicated.

	Throughput Capacity (Bbl/d)		Average Daily Throughput (Bbl/d)		Number of Horizontal Wells
	As of December 31,		Year Ended December 31,		As of December 31,
	2018	2017	2018	2017	2018	2017
Wells Ranch IDP	30,000	30,000	16,984	14,097	453	407
Mustang IDP	30,000	—	4,874	—	30	—
Greeley Crescent IDP	20,000	20,000	8,045	2,338	191	60
Delaware Basin (1)	240,000	60,000	71,297	7,996	86	19

(1)	The Billy Miner I and Jesse James CGFs each have throughput capacity of 30 MBbl/d. The Billy Miner II, Collier and Coronado CGFs each have throughput capacity of 60 MBbl/d.
Fresh Water Delivery
Our fresh water systems provide services for both treated produced water and raw fresh water that has been withdrawn from a river or ground water, for example. Our fresh water services include distribution and storage services that are integral to our customers’ drilling and completion operations.
Our fresh water systems in the DJ Basin contain an approximately 70-mile fresh water distribution system made up of permanent buried pipelines, 9 miles of which service the East Pony IDP, 22 miles of which service the Wells Ranch IDP, 15 miles which service the Mustang IDP, and 24 miles of which serve the Greeley Crescent IDP. In addition, our fresh water systems include fresh water storage facilities in the Wells Ranch IDP, East Pony IDP, and Mustang IDP, as well as temporary pipelines and pumping stations to transport fresh water throughout the pipeline networks. These systems are designed to deliver water on demand to hydraulic fracturing operations and reduce the costs of transporting water long distances by reducing or eliminating most trucking costs. The fresh water systems provide storage capacity that segregates raw fresh water from produced water that has been treated.
We do not own or hold title to the water nor do we own or operate fresh water sources, but instead our services are focused on the storage and distribution of the fresh water delivered to us by our customers.

The table below sets forth our fresh water delivery services capacity and operations as of and for the dates indicated.

	Distribution Capacity (Bpm)		Average Daily Throughput (Bbl/d)		Storage Capacity (Bbls)
	As of December 31,		Year Ended December 31,		As of December 31,
	2018	2017	2018	2017	2018	2017
Wells Ranch IDP	170	170	47,012	83,856	500,000	500,000
East Pony IDP (1)	160	160	—	34,676	550,000	550,000
Mustang IDP	180	180	68,312	—	1,180,000	1,180,000
Greeley Crescent IDP	120	120	60,430	37,458	1,600,000	1,600,000

(1)	During 2018, no fresh water was delivered due to the timing of well completion activity by Noble.
Investments and Other
Our Investments and Other segment includes our investments in the Advantage Joint Venture and White Cliffs Interest as well as all general Partnership activity not attributable to our DevCos.
We own a 50% ownership interest in Advantage Pipeline, L.L.C., (the Advantage Joint Venture). We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with a capacity of 200 MBbl/d and 490,000 barrels of storage capacity. Crude oil throughput volumes during 2018 averaged 107 MBbl/d.
We own a 3.33% ownership interest in White Cliffs. The White Cliffs pipeline system (the White Cliffs Pipeline) consists of two 527-mile crude oil pipelines that extend from the DJ Basin to Cushing, Oklahoma, with a capacity of approximately 215,000 Bbl/d.
Regulations
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
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, also known as the Pipeline Safety and Job Creation Act, enacted in 2012, amended the HLPSA and NGPSA and increased safety regulation. This legislation establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. PHMSA has undertaken rulemaking to address many areas of this legislation.
In addition, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain natural gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond ‘‘high consequence areas’’ to cover gas pipelines found in newly defined ‘‘moderate consequence areas’’ that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures, or MAOP. Other new requirements proposed by PHMSA under rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on natural gas gathering lines. Issuance of the final rule remains pending. PHMSA has announced its intention to divide the proposed rule into three parts and issue three separate final rulemakings in 2019. Part I is expected to address the expansion of risk assessment and MAOP requirements (expected issuance in March 2019); Part II is expected to address the expansion of integrity management program regulations (expected issuance in June 2019); and Part III is expected to expand the regulation of gas gathering lines (expected issuance in August 2019). Additionally, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. However, PHMSA delayed publication due to the change in U.S. Presidential administrations, and the final rule is not expected to be published in the Federal Register until 2019. The final rule would also impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. Extending the integrity management requirements to our gathering pipelines will impose additional obligations on us and could add material cost to our operations. In addition, any material penalties or fines issued to us under these or other statutes, rules, regulations or orders could have an adverse impact on our business, financial condition, results of operation and cash flows.
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
Currently, the crude oil gathering system servicing the East Pony IDP transports crude oil in interstate commerce. In addition, the Black Diamond crude oil gathering system, Empire Pipeline crude oil gathering system and Green River crude oil gathering system, completed in 2018, transport crude oil in interstate commerce. As part of the Black Diamond Acquisition, the Saddle Butte crude oil gathering system’s name was changed to the Black Diamond crude oil gathering system. We have been granted a temporary waiver of the tariff and reporting requirements for these crude oil gathering systems. Therefore, currently the FERC’s regulation of these two crude oil gathering systems is limited to requiring us to maintain our books and records consistent with the FERC’s record keeping requirements. The classification and regulation of these crude oil gathering pipelines are subject to change based on changed circumstances on the pipeline or on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. If it is determined that some or all of our crude oil gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, such systems could be subject to cost-of-service rates and common carrier requirements that could adversely affect the results of our operations on and revenues associated with those systems.
In addition to the crude oil gathering systems listed above, we own interests in other crude oil gathering pipelines that do not provide interstate services and are not subject to regulation by the FERC. We are the parent owner of two pipelines regulated by the Railroad Commission of Texas (the RRC), the Blanco River Pipeline and the Advantage Pipeline. The Blanco River Pipeline is owned by our subsidiary, Blanco River DevCo LP (Blanco River). We jointly own the Advantage Pipeline with Plains Pipeline, L.P., through our subsidiary, Trinity River DevCo LLC. Blanco River and the Advantage Pipeline have common-carrier pipeline tariffs on file with the RRC. However, the distinction between FERC-regulated interstate pipeline transportation, on the one hand, and intrastate pipeline transportation, on the other hand, is a fact-based determination. The classification and regulation of these crude oil gathering pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. We cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our gathering pipeline systems and the services we provide on those systems are within the FERC’s jurisdiction. If it was determined that some or all of our gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, the imposition of possible cost-of-service rates and common carrier requirements on those systems could adversely affect the results of our operations on and revenue associated with those systems.
We also own two marketing affiliates, Optimized Energy Solutions, LLC, which was acquired through the 2018 Black Diamond Acquisition and is a shipper on the Black Diamond crude oil gathering system, and Advantage Pipeline Logistics LLC, a shipper on the Advantage Pipeline crude oil gathering system. On November 22, 2017, in FERC Docket No. OR17-2-000, the FERC issued an Order on Petition for Declaratory Order addressing whether certain specific hypothetical transactions between a petroleum liquids pipeline and its marketing affiliate proposed by the petitioner, Magellan Midstream Partners, L.P., would violate the requirements of the ICA or the FERC’s regulations and policies. The FERC concluded that certain transactions proposed by the petitioner could be inconsistent with the ICA and the FERC’s policies. Various market participants filed requests for clarification or, in the alternative, rehearing of the November 22, 2017 declaratory order. On January 22, 2018, the FERC issued an order granting rehearing for further consideration, which afforded the FERC additional time to consider and rule on the pending clarification/rehearing requests. The outcome of this proceeding and any related proceeding(s) may require us to modify the business practices between our petroleum liquids pipelines regulated by FERC and their respective marketing affiliates. To the extent the foregoing proceedings result in substantial new restrictions on the transactions between petroleum liquids pipelines and their affiliated shippers, the business activities of Optimized Energy Solutions, LLC, and Advantage Pipeline Logistics LLC, could be affected.
Other Crude Oil and Natural Gas Regulation
The State of Colorado is engaged in a number of initiatives that may impact our operations directly or indirectly. Noble has been an active industry participant in discussions with local governments in Colorado, civic entities, and environmental organizations on initiatives relating to oil and gas development in communities, which discussions can directly or indirectly affect public policy relating to midstream services.
More recently, the oil and gas industry in Colorado has historically encountered initiatives to regulate, limit or ban hydraulic fracturing or other facets of crude oil and natural gas exploration, development or operations. For example, in November 2018, a majority of Colorado voters voted against Proposition #112, which, if passed, would have increased the set-back zone for new “oil and gas development” to 2,500 feet. The adoption of Proposition #112 could have significantly limited, or in some cases prevented, the future development of crude oil and natural gas in areas where our customers currently conduct operations, which could have simultaneously curtailed demand for our midstream services within the state. Colorado’s new governor, Jared Polis, has previously supported enhanced setback requirements. We cannot predict whether any similar ballot initiatives will be proposed in the future or what actions the new governor may take with respect to the regulation of hydraulic fracturing. To the extent that the State of Colorado adopts new regulations that impact our customers, the impact of these regulations on our customers’ production activity may result in decreased demand for the midstream services we provide.
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
For example, in February 2014, Colorado’s Air Quality Control Commission approved comprehensive changes to Regulation 7 that governs emissions from crude oil and natural gas activities, including the nation’s first-ever regulations designed to detect and reduce methane emissions. The EPA has also acted to add requirements that control methane emissions from crude oil and natural gas activities. In June 2016, the EPA finalized these new regulations by setting methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. Following the change in administration, there have been attempts to modify these regulations, and litigation is ongoing. As a result, future implementation of the 2016 standards is uncertain at this time. To the extent implemented, these regulations could result in increased costs for our operations and for the operations of Noble. Separately, the EPA finalized rules in June 2016 that resolved how oil and gas production facility emissions must be aggregated under the CAA permitting program. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs.
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
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the crude oil and natural gas we gather. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult for operators to engage in exploration and production activities. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a materially adverse effect on our operations or Noble’s exploration and production operations, which in turn could affect demand for our services.

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
Water
The Federal Water Pollution Control Act of 1972, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. Provisions of the CWA require authorization from the U.S. Army Corps of Engineers, or the Corps, prior to the placement of dredge or fill material into jurisdictional waters. On June 29, 2015, the EPA and the Corps published the final rule defining the scope of the EPA’s and Corps’ jurisdiction, known as the “Clean Water Rule.” The Clean Water Rule has been challenged in multiple federal courts, and following the change in presidential administration, the agencies have attempted to roll back the regulation. On December 11, 2018, the EPA and the Corps proposed changes to regulations under the CWA that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. Several groups have already announced their intentions to challenge the proposed rule. As a result the scope of jurisdiction under the CWA is uncertain at this time. To the extent a rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
Colorado Water Quality Control Act
In January 2017, we received a Notice of Violation/Cease and Desist Order, or NOV/CDO, advising us of alleged violations of the Colorado Water Quality Control Act, or CWQCA, and its implementing regulations as it relates to construction activities associated with oil and gas exploration and/or production within our Wells Ranch IDP located in Weld County, Colorado, or Permit.  The NOV/CDO further orders us to cease and desist from all violations of the CWQCA, the regulations and the Permit and to undertake certain corrective actions. In October 2018, we met with enforcement staff at the Colorado Department of Public Health and Environment to discuss a potential settlement of the alleged violations. Given the ongoing status of such settlement discussions, we are unable to predict the ultimate outcome of this action at this time but believe that the resolution of this action will not have a material adverse effect on our financial position, results of operations or cash flows.
Hydraulic Fracturing
We do not conduct hydraulic fracturing operations, but substantially all of Noble’s crude oil and natural gas production on our dedicated acreage is developed from unconventional sources, such as shale, that require hydraulic fracturing as part of the completion process. The majority of our fresh water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped into a well at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent chemical disclosure or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. For example, in Colorado, state ballot and other regulatory initiatives have been proposed from time to time to impose additional restrictions or bans on hydraulic fracturing or other facets of crude oil and natural gas exploration, production or related activities. For example, in November 2018, Colorado voters considered a ballot measure known as Proposition #112 that, if passed, would have significantly limited, or even prevented, the future development of crude oil and natural gas in areas where we perform midstream services by imposing strict setback requirements for operations near occupied structures or environmental sensitive areas. While the proposition was not approved by voters, Colorado’s new governor, Jared Polis, has previously supported enhanced setback requirements. We cannot predict whether any similar ballot initiatives will be proposed in the future or what actions the new Governor may take with respect to the regulation of hydraulic fracturing. Any new limitations or prohibitions on oil and gas exploration and production activities could result in decreased demand for our midstream services and have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity. At the federal level, however, several agencies have asserted jurisdiction over certain aspects of the hydraulic fracturing process. For example, the EPA, has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, and emission requirements for certain midstream equipment. Also, in June 2016, the EPA finalized rules which prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.

Endangered Species
The Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect listed endangered or threatened species or their habitats. If endangered species are located in areas where we operate, our operations or any work performed related to them could be prohibited or delayed or expensive mitigation may be required. However, listings of additional species, such as the greater sage grouse, under the ESA and similar state laws could result in the imposition of restrictions on our operations and consequently have a material adverse effect on our business.
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
Seasonality
Demand for crude oil and natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain crude oil and natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for crude oil and natural gas during the summer and winter months and decrease demand for crude oil and natural gas during the spring and fall months. In respect of our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or construction projects, which may impact the rate of our growth. In addition, severe weather may also impact or slow the ability of Noble and other customers to execute their drilling and development plans and increase operating expenses associated with repairs or anti-freezing operations.
Customers
For the year ended December 31, 2018, revenues from Noble and its affiliates comprised 79% and 57% of our midstream services revenues and total revenues, respectively. For the year ended December 31, 2018, revenues from a single third party, Stanchion Energy, LLC, customer comprised 66% and 19% of our crude oil sales revenues and total revenues, respectively.
For the years ended December 31, 2017 and 2016, revenues from Noble and its affiliates comprised 94% and 100% of our total revenues, respectively.

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
As we continue to expand our midstream services, we will face a high level of competition, including major integrated crude oil and natural gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, transport, store or market natural gas. As we seek to continue to provide midstream services to additional third party producers, we will also face a high level of competition. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas or NGLs.
Employees
The officers of our General Partner manage our operations and activities. All of the employees required to conduct and support our operations are employed by Noble and are subject to the operational services and secondment agreement that we entered into with Noble in connection with our IPO. As of December 31, 2018, Noble employed approximately 160 people who provide direct support to our operations pursuant to the operational services and secondment agreement.
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

Item 1A.    Risk Factors
Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors and all other information set forth in this Annual Report.
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
A substantial portion of our commercial agreements are with Noble or its affiliates. Accordingly, because we derive a substantial portion of our revenue from our commercial agreements with Noble, we are subject to the operational and business risks of Noble, the most significant of which include the following:

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
Further, we have no control over Noble’s business decisions and operations, and Noble is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk of cancellation of planned development, breach of commitments with respect to future dedications; and other non-payment or non-performance by Noble, including with respect to our commercial agreements, which do not contain minimum volume commitments. Noble is currently operating two drilling rigs in the DJ Basin and five drilling rigs in the Delaware Basin. A decrease in the number of drilling rigs that Noble operates on our dedicated acreage could result in lower throughput on our midstream infrastructure. Furthermore, we cannot predict the extent to which Noble’s businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on Noble’s ability to execute its drilling and development plan on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by Noble under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the minimum quarterly distribution rate or at all. Our long-term commercial agreements with Noble carry initial terms for 15 years, of which 12 years remain, and there is no guarantee that we will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. Our ability to renew or replace our commercial agreements following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our competitors and Noble.
In addition to our commercial agreements with Noble, we provide midstream services and crude oil sales for unaffiliated, non-investment grade third party customers. We may engage in significant business with new third party customers or enter into material commercial contracts with customers for which we do not have material commercial arrangements or commitments today and who may not have investment grade credit ratings. Each of the risks indicated above applies to our current third party customers and to the extent we derive substantial income from or commit to capital projects to service new or existing customers, each of the risks indicated above would apply to such arrangements and customers.
In the event any customer, including Noble, elects to sell acreage that is dedicated to us to a third party, the third party’s financial condition could be materially worse than the customer with whom we have contracted, and thus we could be subject to the nonpayment or nonperformance by the third party.
In the event a customer, including Noble, elects to sell acreage that is dedicated to us to a third party, the third party’s financial condition could be materially worse than the original contracting customer. In such a case, we may be subject to risks of loss resulting from nonpayment or nonperformance by the third party, which risks may increase during periods of economic uncertainty. Furthermore, the third party may be subject to its own operating and regulatory risks, which increases the risk that it may default on its obligations to us. Any material nonpayment or nonperformance by the third party could reduce our ability to make distributions to our unitholders.
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
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•
the volumes of natural gas we gather, the volumes of crude oil we gather and sell, the volumes of produced water we collect, clean or dispose of and the volumes of fresh water we distribute and store and the number of wells that have access to our crude oil treating facilities;

•
market prices of crude oil, natural gas and NGLs and their effect on our customers’ drilling and development plans on our dedicated acreage and the volumes of hydrocarbons that are produced on our dedicated acreage and for which we provide midstream services;

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
A substantial portion of our assets are controlling ownership interests in our DevCos. Because our interests in our DevCos represent almost all of our cash-generating assets, our cash flow will depend entirely on the performance of our DevCos and their ability to distribute cash to us.
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
Our acreage dedication and commitments from our customers cover midstream services in a number of areas that are at the early stages of development, in areas that our customers are still determining whether to develop and in areas where we may have to acquire operating assets from third parties. In addition, our customers own acreage in areas that are not dedicated to us. We cannot predict which of these areas our customers will determine to develop and at what time. Our customers may decide to explore and develop areas in which we have a smaller operating interest in the midstream assets that service that area, or where the acreage is not dedicated to us, rather than areas in which we have a larger operating interest in the midstream assets that service that area. Our customers’ decisions to develop acreage that is not dedicated to us or that we have a smaller operating interest in may adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
Part of our long-term growth strategy includes continuing to diversify our customer base by identifying additional opportunities to offer services to third parties in our areas of operation. To date and over the near term, a substantial portion of our revenues have been and will be earned from Noble relating to its operated wells on our dedicated acreage. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. Any lack of available capacity on our systems for third party volumes will detrimentally affect our ability to compete effectively with third party systems for crude oil and natural gas from reserves associated with acreage other than our then-current dedicated acreage. In addition, some of our competitors for third party volumes have greater financial resources and access to larger supplies of crude oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
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
The construction of additions or modifications to our existing systems and the expansion into new production areas to service Noble or our third party customer involve numerous regulatory, environmental, political and legal uncertainties beyond our control, may require the expenditure of significant amounts of capital, and we may not be able to construct in certain locations due to setback requirements or expand certain facilities that are deemed to be part of a single source. Regulations clarifying how oil and gas production facility emissions must be aggregated under the CAA permitting program were finalized in June 2016. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs. Moreover, Colorado has its own test for aggregating emission sources, and aggressive application of state preconstruction permitting requirements could result in delays and additional costs for midstream construction projects. Financing may not be available on economically acceptable terms or at all. As we build infrastructure to meet our customers’ needs, we may not be able to complete such projects on schedule, at the budgeted cost or at all.
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
Our crude oil gathering system servicing the East Pony IDP transports crude oil in interstate commerce. In addition, the Black Diamond crude oil gathering system, Empire Pipeline crude oil gathering system and Green River crude oil gathering system, completed in 2018, transport crude oil in interstate commerce. As part of the Black Diamond Acquisition, the Saddle Butte crude oil gathering system’s name was changed to the Black Diamond crude oil gathering system.
Pipelines that transport crude oil in interstate commerce are, among other things, subject to rate regulation by the FERC, unless such rate requirements are waived. We have received a waiver of the FERC’s tariff requirements for all of these crude oil gathering systems. These temporary waivers are subject to revocation in certain circumstances. We are required to inform the FERC of any change in circumstances upon which the waivers were granted. Should the circumstances change, the FERC could find that transportation on these system no longer qualifies for a waiver. In the event that the FERC were to determine that these crude oil gathering systems no longer qualified for the waiver, we would likely be required to comply with the tariff and reporting requirements, including filing a tariff with the FERC and providing a cost justification for the applicable transportation rates, and providing service to all potential shippers, without undue discrimination. A revocation of the temporary waivers for these pipelines could adversely affect the results of our revenues.
We may be required to respond to requests for information from government agencies, including compliance audits conducted by the FERC.
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on White Cliffs Pipeline and our gathering systems in the event the temporary waivers do not remain in effect, and any other natural gas or liquids pipeline that is determined to be under the jurisdiction of the FERC. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC’s current policy permits pipelines and storage companies to include a tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines and storage companies owned by partnerships or limited liability company interests, the current tax allowance policy reflects the actual or potential income tax liability on the FERC jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. FERC issued the Notice of Inquiry in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. On March 15, 2018, as clarified on July 18, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost-of-service, FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act of 2017. FERC also issued the Revised Policy on Treatment of Income Taxes (Revised Policy Statement) stating that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service rates. The FERC has noted that to the extent an entity does not include an income tax allowance in their cost-of-service rates, such entity may elect to also exclude the ADIT balance from the rate calculation. The Commission's Revised Policy Statement may result in an adverse impact on our revenues associated with the transportation and storage if we are required to set and charge cost-based rates.
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
In addition, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain natural gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond ‘‘high consequence areas’’ to cover gas pipelines found in newly defined ‘‘moderate consequence areas’’ that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their MAOP. Other new requirements proposed by PHMSA under rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on natural gas gathering lines. Issuance of the final rule remains pending. PHMSA has announced its intention to divide the proposed rule into three parts and issue three separate final rulemakings in 2019. Part I is expected to address the expansion of risk assessment and MAOP requirements (expected issuance in March 2019); Part II is expected to address the expansion of integrity management program regulations (expected issuance in June 2019); and Part III is expected to expand the regulation of gas gathering lines (expected issuance in August 2019). Additionally, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule would also impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, PHMSA delayed publication due to the change in U.S. Presidential administrations, and the final rule is not expected to be published in the Federal Register until 2019. The safety enhancement requirements and other provisions of the Pipeline Safety and Job Creation Act as well as any implementation of PHMSA rules thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any inability to do so may disrupt our business and hinder our ability to grow.
We are a growth-oriented Delaware master limited partnership formed by Noble to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Accordingly, in the future we may make acquisitions of businesses, assets or properties that we expect to complement or expand our current assets. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets.
The success of any completed acquisition will depend on our ability to integrate effectively the acquired business, asset or property into our existing operations. The process of integrating acquired businesses, assets and properties may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to achieve consolidation savings, to incorporate the acquired businesses, assets and properties into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.
Our investments in joint ventures involve numerous risks that may affect the ability of such joint ventures to make distributions to us.
We conduct some of our operations through joint ventures in which we share control with our joint venture participants. Our joint venture participants may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture. Furthermore, our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with such joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations. In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the joint venture to make future distributions to us.
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
Our contracts are subject to renewal risks.
We are a party to certain long term, fixed fee contracts with terms of various durations. As these contracts expire, we will have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. We may not be able to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with an existing customer or maintain the overall mix of our contract portfolio. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to provide services to our markets;

•	the macroeconomic factors affecting our current and potential customers;

•	the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;

•	the extent to which the customers in our markets are willing to contract on a long-term basis; and

•	the effects of federal, state or local regulations on the contracting practices of our customers.
Our inability to renew our existing contracts on terms that are favorable or to successfully manage our overall contract mix over time may have a material adverse effect on our business, results of operations and financial condition.
Restrictions in our revolving credit facility and term loan credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our revolving credit facility and term loan credit facility limit our ability to, among other things:
•incur or guarantee additional debt;
•redeem or repurchase units or make distributions under certain circumstances;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.
Our revolving credit facility and term loan credit facility also contain covenants requiring us to maintain certain financial ratios.
The provisions of our revolving credit facility and term loan credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility and term loan credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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
Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent chemical disclosure or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. For example, in Colorado, state ballot and other regulatory initiatives have been proposed from time to time to impose additional restrictions or bans on hydraulic fracturing or other facets of crude oil and natural gas exploration, production or related activities. For example, in November 2018, Colorado voters considered a ballot measure known as Proposition #112 that, if passed, would have significantly limited, or even prevented, the future development of crude oil and natural gas in areas where we perform midstream services by imposing strict setback requirements for operations near occupied structures or environmental sensitive areas. While the proposition was not approved by voters, Colorado’s new governor, Jared Polis, has previously supported enhanced setback requirements. We cannot predict whether any similar ballot initiatives will be proposed in the future or what actions the new Governor may take with respect to the regulation of hydraulic fracturing.
Any new limitations or prohibitions on oil and gas exploration and production activities could result in decreased demand for our midstream services and have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity. At the federal level, several agencies have asserted jurisdiction over certain aspects of the hydraulic fracturing process. For example, the EPA has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, and emission requirements for certain midstream equipment. Also, in June 2016, the EPA finalized rules which prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.
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
Our operations also pose risks of environmental liability due to leakage, migration, releases or spills to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, the trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting the amount of cash we have available for distribution. For example, in June 2015, the U.S. Environmental Protection Agency (EPA) and the Corps, issued a final rule under the CWA, defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the United States (WOTUS). Several legal challenges to the rule followed, along with attempts to roll back the regulation following the change in presidential administration. Currently, the WOTUS rule is active in 22 states and enjoined in 28 states. However, on December 11, 2018, the EPA and the Corps proposed changes to regulations under the CWA that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. Several groups have already announced their intentions to challenge the proposed rule. Therefore, the scope of jurisdiction under CWA is uncertain at this time. To the extent a rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. See Items 1. and 2. Business and Properties – Regulations.
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

Climate and related energy policy, laws and regulations could change quickly, and substantial uncertainty exists about the nature of many potential developments that could impact the sources and uses of energy. In December 2015, the United States and 194 other participating countries adopted the Paris Agreement, which calls for each participating country to establish their own nationally determined standards for reducing carbon output. However, in August 2017 the United States notified the United Nations that it would be withdrawing from the Paris Agreement. Also, the EPA had previously finalized standards in June 2016 designed to reduce methane emissions from certain oil and gas facilities. Following the change in administration, there have been attempts to modify these regulations, and litigation is ongoing. As a result, future implementation of these standards is uncertain at this time. Many states also are pursuing climate requirements either directly or indirectly through such measures as alternative fuel mandates. For example, in February 2014, Colorado’s Air Quality Control Commission approved comprehensive changes to rules governing crude oil and natural gas activities in the state, including the nation’s first-ever regulations designed to detect and reduce methane emissions. These measures may reduce the future demand for our products, particularly crude oil.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the crude oil and natural gas we gather. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades.  However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector. Moreover, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive activities. While we cannot predict the outcomes of such proposals, they could ultimately make it more difficult for operators to engage in exploration and production activities. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations or our customers' exploration and production operations, which in turn could affect demand for our services. See Items 1. and 2. Business and Properties – Regulations.
Certain plant or animal species are or could be designated as endangered or threatened, which could have a material impact on our and Noble’s operations.
The ESA restricts activities that may affect endangered or threatened species or their habitats. Many states have analogous laws designed to protect endangered or threatened species. Such protections, and the designation of previously undesignated species, such as the greater sage grouse, under such laws, may affect our and Noble’s operations by imposing additional costs, approvals and accompanying delays.
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
Our operations are subject to all of the hazards inherent in the gathering of crude oil, natural gas and produced water and the delivery and storage of fresh water, including:

•
damage to, loss of availability of and delays in gaining access to pipelines, centralized gathering facilities, pump stations, related equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism or acts of third parties;

•
mechanical or structural failures at our or Noble’s facilities or at third-party facilities on which our customers’ or our operations are dependent, including electrical shortages, power disruptions and power grid failures;

•
leaks of crude oil, natural gas, NGLs or produced water or losses of crude oil, natural gas, NGLs or produced water as a result of the malfunction of, or other disruptions associated with, equipment or facilities;

•	unexpected business interruptions;

•	curtailments of operations due to severe seasonal weather;

•	riots, strikes, lockouts or other industrial disturbances;

•	fires, ruptures and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
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

Our asset inspection, maintenance or repair costs may increase in the future. In addition, there could be service interruptions due to unforeseen events or conditions or increased downtime associated with our pipelines that could have a material adverse effect on our business and results of operations.
Gathering systems, pipelines and facilities are generally long-lived assets, and construction and coating techniques have varied over time. Depending on the condition and results of inspections, some assets will require additional maintenance, which could result in increased expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.
We monitor the condition of our assets. As there are many factors that are under our influence and others that are not, it is difficult to predict future maintenance capital expenditures related to inspections and repairs. Additionally, there could be service interruptions associated with these maintenance capital expenditures or other unforeseen events. Similarly, laws and regulations may change which could also lead to increased maintenance capital expenditures. Any increase in these expenditures could adversely affect our results of operations, financial position, or cash flows which in turn could impact our ability to make cash distributions to our unitholders.
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
We depend on the services of a relatively small group of our General Partner’s senior management. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our general partner’s senior management, including Terry R. Gerhart, our Chief Executive Officer, John F. Bookout, IV, our Chief Financial Officer, Thomas W. Christensen, our Chief Accounting Officer, John C. Nicholson, our Chief Operating Officer, and Harry R. Beaudry, our General Counsel and Secretary could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
We have exposure to increases in interest rates. As of December 31, 2018, $60 million and $500 million were outstanding under our revolving credit facility and term loan credit facility, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $5.0 million increase in interest expense for the year ended December 31, 2018. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
Noble directly owns an aggregate 45.4% limited partner interest in us. In addition, Noble owns and controls our General Partner. Although our General Partner has a duty to manage us in a manner that is not adverse to the interests of our partnership, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Noble. Conflicts of interest may arise between Noble and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the General Partner may favor its own interests and the interests of its affiliates, including Noble, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our General Partner will determine the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our General Partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units of the Partnership (the Subordinated Units) to convert into Common Units of the Partnership (the Common Units);

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
Cost reimbursements and fees due to our General Partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to unitholders.
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
Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2⁄3% of the outstanding units, including any units owned by our General Partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our General Partner. Noble currently owns 45.4% of our total outstanding Common Units and Subordinated Units on an aggregate basis. As a result, our public unitholders do not have limited ability to remove our General Partner.
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
If at any time our General Partner and its affiliates own more than 80% of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the Common Units held by unaffiliated persons at a price not less than their then current market price. As a result, our unitholders may be required to sell their Common Units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. Our General Partner and its affiliates currently own approximately 8.8% of our common units (excluding any Common Units owned by the directors and executive officers of our General Partner and certain other individuals as selected by our General Partner under our directed unit program). At the end of the subordination period, assuming no additional issuances of Common Units by us (other than upon the conversion of the Subordinated Units), our General Partner and its affiliates will own approximately 45.4% of our outstanding Common Units.
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
Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our General Partner’s directors, officers or other employees. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.
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
Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service (IRS) were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the Common Units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and we would also likely pay additional state and local income taxes at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of a material amount of any of these taxes in the jurisdictions in which we own assets or conduct business could substantially reduce the cash available for distribution to our unitholders.
If we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our Common Units.
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
The tax treatment of publicly traded partnerships or an investment in our Common Units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future. We believe the income that we treat as qualifying satisfies the requirements under current regulations.
We are unable to predict whether any changes or proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes and could negatively impact the value of an investment in our Common Units.
You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our Common Units.

If the IRS contests the U.S. federal income tax positions we take, the market for our Common Units may be adversely impacted and our cash available to our unitholders might be substantially reduced.
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
Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. If the IRS makes an audit adjustment to our partnership tax return, to the extent possible under the new rules our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted partnership tax return. Although our General Partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the current unitholders did not own Common Units in us during the tax year under audit.
Our unitholders’ share of our income is taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.
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
If our unitholders sell Common Units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those Common Units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the Common Units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such Common Units at a price greater than its tax basis in those Common Units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of Common Units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of Common Units if the amount realized on a sale of the Common Units is less than the unitholder’s adjusted basis in Common Units. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, a unitholder that sells Common Units may incur a tax liability in excess of the amount of cash received from the sale.
Unitholders may be subject to limitations on their ability to deduct interest expense we incur.
Our ability to deduct business interest expense will be limited for U.S. federal income tax purposes to an amount equal to our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

Tax-exempt entities face unique tax issues from owning our Common Units that may result in adverse tax consequences to them.
Investment in Common Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business cannot aggregate losses from one unrelated trade or business to offset income from another to reduce total unrelated business taxable income. As a result, for the years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in us to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax exempt entities should consult a tax advisor before investing in our Common Units.
Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to income and gain from owning our Common Units.
Non-U.S. unitholders are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and, under recently enacted legislation, any gain from the sale of our Common Units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate, and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income on the gain realized from the sale or disposition of that Common Unit.
Recently enacted legislation also imposes a U.S. federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance that resolves the challenges have been issued. It is not clear if or when such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our Common Units.
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
We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these Treasury Regulations do not specifically authorize all aspects of our proration method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose Common Units are loaned to a “short seller” to effect a short sale of Common Units may be considered as having disposed of those Common Units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those Common Units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose Common Units are loaned to a “short seller” to effect a short sale of Common Units may be considered as having disposed of the loaned Common Units, the unitholder may no longer be treated for U.S. federal income tax purposes as a partner with respect to those Common Units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those Common Units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Common Units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Common Units.
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our Common Units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our Common Units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction for U.S. federal income tax purposes.
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
In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all federal, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
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
Information regarding legal proceedings is set forth in Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Information regarding environmental proceedings is set forth in Items 1. and 2. Business and Properties – Regulations – Environmental Matters – Water – Colorado Water Quality Control Act of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Item 4.  Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Units are listed on the NYSE and traded under the symbol “NBLX.” As of December 31, 2018, our units were held by 10 holders of record. The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of December 31, 2018, Noble owned 2,090,014 of our Common Units and 15,902,584 of our Subordinated Units, which together represent a 45.4% limited partner interest in us.
Securities Authorized for Issuance Under Equity Compensation Plans
In connection with the completion of the IPO, the board of directors of our General Partner adopted the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP), which permits the issuance of up to 1,860,000 Common Units. See Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation for information regarding our equity compensation plan as of December 31, 2018.
The following table summarizes information regarding the number of Common Units that are available for issuance under our LTIP as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	1,763,411
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,763,411
Distributions of Available Cash
General
Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash to unitholders of record on the applicable record date.
On January 24, 2019, the board of directors of our General Partner declared a quarterly cash distribution of $0.5858 per limited partner unit. The distribution was paid on February 11, 2019, to unitholders of record on February 4, 2019. Also on February 11, 2019, a cash distribution of $2.4 million was paid to Noble related to its Incentive Distribution Rights (IDRs), based upon the level of distribution paid per Common and Subordinated Unit.
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

	Year Ended December 31,
(thousands, except as noted)	2018	2017	2016	2015	2014
Statements of Operations
Total Revenues	$495,520	$239,281	$160,724	$87,837	$2,086
Net Income	188,876	163,636	85,502	38,042	(15,091)
Net Income Attributable to Noble Midstream Partners LP	162,734	140,572	28,458	N/A	N/A

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$3.96	$4.10	$0.89	N/A	N/A
Diluted	3.96	4.10	0.89	N/A	N/A
Cash Distributions Declared per Limited Partner Unit	2.1913	1.8113	0.4333	N/A	N/A

Balance Sheet
Cash and Cash Equivalents	$10,740	$18,026	$57,421	$26,612	$—
Total Property, Plant and Equipment, Net	1,421,252	661,768	279,403	250,933	195,513
Intangible Assets, Net	310,202	—	—	—	—
Goodwill	109,734	—	—	—	—
Total Assets	1,997,917	829,758	369,359	305,318	216,512
Long-Term Debt	559,021	85,000	—	—	—
Total Liabilities	681,684	213,528	26,454	41,779	2,839
Total Equity	1,316,233	616,230	342,905	263,539	213,673

Cash Flows
Net Cash Provided by (Used in) Operating Activities	$239,797	$166,228	$118,451	$69,394	$(12,534)
Net Cash Used in Investing Activities	(1,265,354)	(362,195)	(38,137)	(54,461)	(79,904)
Net Cash Provided by (Used in) Financing Activities	981,717	194,077	(49,505)	11,679	92,438

Non-GAAP Financial Measures(1)
Adjusted EBITDA	$274,896	$179,002	$126,271	$72,754	$(9,388)
Adjusted EBITDA Attributable to Noble Midstream Partners LP	221,444	154,509	30,697	N/A	N/A
Distributable Cash Flow of Noble Midstream Partners LP	184,685	137,935	28,425	N/A	N/A

Throughput and Crude Oil Sales Volumes
Crude Oil Sales Volumes (Bbl/d)	6,129	—	—	—	—
Crude Oil Gathering Volumes (Bbl/d)	171,330	65,655	45,236	33,977	16,522
Natural Gas Gathering Volumes (MMBtu/d)	310,087	180,918	132,147	86,103	71,137
Crude Oil and Natural Gas Gathering Volumes (Boe/d)	217,214	88,850	62,178	45,016	25,642
Produced Water Gathering Volumes (Bbl/d)	101,200	24,431	10,592	5,198	5,422
Fresh Water Services Volumes (Bbl/d)	175,754	155,990	94,227	51,980	43,797

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
Predecessor  This Annual Report includes the assets, liabilities and results of operations of the Contributed Businesses on a carve-out basis (our Predecessor for accounting purposes) for periods prior to September 20, 2016, the date on which we completed the IPO. Our future results of operations may not be comparable to our Predecessor’s historical results of operations.
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
EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts, as well as purchase crude oil from producers and sell crude oil to customers at various delivery points on our gathering systems. Our business activities are conducted through three reportable segments: Gathering Systems (primarily includes crude oil, natural gas and produced water gathering and crude oil sales), Fresh Water Delivery, and Investments and Other. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services.
We are Noble’s primary vehicle for its midstream operations in the onshore United States. We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
Significant Results
The following discussion highlights significant operating, transactional and financial results for the year ended December 31, 2018.
Significant Operational Highlights Include:

•	average crude oil sales volumes of 6.1 MBbl/d;

•	average crude oil gathering volumes of 171.3 MBbl/d;

•	average natural gas gathering volumes of 310.1 BBtu/d;

•	average produced water gathering volumes of 101.2 MBbl/d;

•	average fresh water delivery volumes of 175.8 MBbl/d;

•	completion of the Coronado, Collier and Billy Miner Train II CGFs in the Delaware Basin;

•	commencement of gathering services for Noble in the Mustang IDP area; and

•	commencement of gathering services for a third party producer in the Delaware Basin.

Significant Transactional Highlights Include:

•	closing of the Black Diamond Acquisition on January 31, 2018;

•
extending the maturity date of our revolving credit facility to March 2023 and increasing the facility size to $800 million with the ability to increase the borrowing capacity by an additional $350 million; and

•	entering into the term loan credit facility that permitted aggregate borrowing up to $500 million.
Significant Financial Highlights Include:

•	net income of $188.9 million, of which $162.7 million is attributable to the Partnership;

•	declared and paid a cash distribution per unit each quarter during 2018 that represented a 20% increase over the prior year quarter distribution per unit;

•	declared and paid a cash distribution per unit each quarter during 2018 that represented a 4.7% increase over the prior quarter distribution per unit;

•	net cash provided by operating activities of $239.8 million;

•	Adjusted EBITDA (non-GAAP financial measure) of $274.9 million, of which $221.4 million is attributable to the Partnership; and

•	distributable cash flow (non-GAAP financial measure) of $184.7 million.
For additional information regarding our non-GAAP financial measures, see Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.
OPERATING OUTLOOK
2019 Capital Investment Program
Our preliminary 2019 capital investment program, excluding acquisition capital, will accommodate a gross investment level of approximately $335 to $375 million, with $180 to $210 million attributable to the Partnership. We will evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	pace of our customers’ development;

•	operating and construction costs and our ability to achieve material supplier price reductions;

•	impact of new laws and regulations on our business practices;

•	indebtedness levels; and

•	availability of financing or other sources of funding.
We plan to fund our capital investment program with cash on hand, from cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities.
Colorado Proposition #112
On November 6, 2018, a majority of Colorado voters voted against Proposition #112, which, if passed, would have significantly limited, or in some cases prevented, the future development of crude oil and natural gas in areas where we provide midstream services. Initiatives have been underway in the State of Colorado to regulate, limit or ban hydraulic fracturing or other facets of crude oil and natural gas exploration, development or operations for some time. We are monitoring the work of the State of Colorado General Assembly to create a framework for future oil and gas development in the State.
Impact of Tariffs
During 2018, the U.S. Administration imposed import tariffs of 25% on steel products and 10% on aluminum products, as well as quantitative restrictions on imports of steel and/or aluminum products from various countries. More recently in August 2018, the US Administration permitted relief from these quotas including relief on steel quotas from Argentina, Brazil, and South Korea and on aluminum from Argentina.
The U.S. oil and gas industry relies on steel for drilling and completion of new wells as well as constructing pipelines and gathering facilities. Much of the steel required is in the form of specialty steel products, manufactured to exact specifications, and may not be available domestically in sufficient quantities. Implementation of these tariffs will likely increase prices for specialty and other products used in various aspects of upstream, midstream and downstream activities. Furthermore, the tariffs and quantitative restrictions may cause disruption in the energy industry’s supply chain, resulting in delay or cessation of drilling efforts or postponement or cancellation of new inter- or intra-state pipeline projects that the industry is relying on to transport its increasing onshore production to market, as well as endangering US liquefied natural gas (LNG) export projects resulting in negative impacts on natural gas production.

Revenue Agreement Amendments with Noble
On August 2, 2018, Green River DevCo LP and Noble entered into amendments (the Amendments) to our crude oil and natural gas gathering revenue agreements as well as our produced water and fresh water services revenue agreements in the Mustang IDP.
The crude oil gathering and produced water services amendments established fees for services in the Mustang IDP which had not previously been provided for in the agreements. The natural gas gathering amendment provides for a revised fee to reflect a gathering system that gathers product meeting pipeline specifications rather than a CGF as originally contemplated. The fresh water services amendment also provides for a revised fee to reflect higher per-well water usage associated with enhanced completions. The Amendments are effective as of July 1, 2018.
In exchange for entering into the Amendments, Noble agreed to grant us:

•
a three-year minimum volume commitment for freshwater deliveries in the Wells Ranch IDP , which will commence in 2019 and provides for deliveries of 50,000 Bbl/d in year one and increases to 60,000 Bbl/d in year two;

•
an incremental 10-year dedication for crude oil transportation from the Wells Ranch CGF to the Platteville crude oil treating facility that will commence upon the expiration of an existing third-party contract at the end of 2020; and

•	the assignment of its option with EPIC to acquire a 15% equity interest in the EPIC Y-Grade Pipeline.
EPIC Equity Interests
On August 2, 2018, Noble assigned its option with EPIC to acquire a 15% equity interest in the EPIC Y-Grade Pipeline to the Partnership. On January 31, 2019, Noble assigned its option to acquire a 30% equity interest in the EPIC Crude Oil Pipeline to the Partnership. Both options were set to expire February 1, 2019.
On January 31, 2019, the Partnership exercised and closed its option with EPIC to acquire the equity interest in the EPIC Y-Grade Pipeline. At closing, we made capital contributions of approximately $103 million. Our total cash contributions are expected to be approximately $165 million to $180 million for the EPIC Y-Grade Pipeline, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions for the EPIC Y-Grade Pipeline with our revolving credit facility. The EPIC Y-Grade Pipeline is an approximately 700-mile pipeline linking NGL reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. The pipeline will have a throughput capacity of approximately 440 MBbl/d with multiple origin points.
Also on January 31, 2019, the Partnership exercised its option to acquire the equity interest in the EPIC Crude Oil Pipeline. Closing of the Partnership’s equity interest in the EPIC Crude Oil Pipeline is expected to occur later in first quarter 2019, subject to certain conditions precedent. Our total cash contributions are expected to be approximately $330 million to $350 million for the EPIC Crude Pipeline, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions for the EPIC Crude Pipeline with our revolving credit facility and other sources of funding. The planned EPIC Crude Oil Pipeline will be a 30-inch pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast.
Delaware Crossing Joint Venture
On October 2, 2018, we entered into a non-binding letter of intent with Salt Creek to form the Delaware Crossing Joint Venture to construct a crude oil pipeline system with a capacity of 160 MBbl/d in the Delaware Basin. On February 7, 2019, we executed definitive agreements and completed the formation of the Delaware Crossing Joint Venture. As Salt Creek has commenced construction of the pipeline prior to formation, we made capital contributions of approximately $38 million at closing.
The 95-mile pipeline system will originate in Pecos County, Texas, with additional connections in Reeves County and Winkler County, Texas. The project footprint will be served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas. The project is underpinned by approximately 192,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas. The pipeline is expected to be operational in the third quarter of 2019.
Development Project Updates
Laramie River DevCo LP We completed the integration of the assets acquired in the Black Diamond Acquisition and transitioned operation of the system to us. Subsequent to the integration, we completed the connection of the system to a major crude oil takeaway outlet in the DJ Basin. The system now connects to all four major crude oil takeaway outlets in the DJ Basin.
We secured additional long-term dedications for the Black Diamond system, representing more than 200 future wells across approximately 17,000 incremental acres. The additional dedications come from an existing third party customer on the system as well as a new third-party customer and increased total acreage dedicated to the Black Diamond system by 12% to approximately 158,000 acres.

Blanco River DevCo LP We completed and brought online the Coronado, Collier and Billy Miner Train II CGFs. We now have five CGFs online in the Delaware Basin. We connected 67 wells to our gathering systems. Additionally, we commenced gathering services on an initial well for a third party Delaware Basin producer in September 2018. The third party customer development plan spans across approximately 13,000 dedicated acres in Reeves County, Texas, with additional activity on the acreage anticipated in 2019.
Green River DevCo LP In March 2018, we recommenced our fresh water delivery services for Noble. During second quarter 2018, we completed the crude oil, natural gas and produced water gathering system in the Mustang IDP and commenced gathering services. We connected 30 wells to the Mustang IDP gathering system.
Trinity River DevCo LLC We expanded the capacity of the Advantage pipeline to 200 MBbl/d from 150 MBbl/d. We reached a long-term agreement for the Advantage pipeline system to service a major producing company’s facilities on such customer’s Southern Delaware Basin position totaling approximately 20,000 net acres and began services in November 2018.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics, each as described in more detail below, to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes (Gathering Systems and Fresh Water Delivery reportable segments);

•	operating costs and expenses;

•	Adjusted EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure); and

•	capital expenditures.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Year Ended December 31,
(thousands)	2018	2017	2016
Revenues
Midstream Services — Affiliate	$281,162	$224,401	$160,724
Midstream Services — Third Party	72,868	14,880	—
Crude Oil Sales — Third Party	141,490	—	—
Total Revenues	495,520	239,281	160,724
Costs and Expenses
Cost of Crude Oil Sales	136,368	—	—
Direct Operating	84,482	54,007	29,107
Depreciation and Amortization	65,314	12,953	9,066
General and Administrative	24,250	13,396	9,914
Other Operating Expense	1,806	—	—
Total Operating Expenses	312,220	80,356	48,087
Operating Income	183,300	158,925	112,637
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	10,492	1,603	3,373
Investment Income	(16,289)	(6,334)	(4,526)
Total Other (Income) Expense	(5,797)	(4,731)	(1,153)
Income Before Income Taxes	189,097	163,656	113,790
Income Tax Provision	221	20	28,288
Net Income	188,876	163,636	$85,502
Less: Net Income Prior to the IPO on September 20, 2016	—	—	45,990
Net Income Subsequent to the IPO on September 20, 2016	188,876	163,636	39,512
Less: Net Income Attributable to Noncontrolling Interests	26,142	23,064	11,054
Net Income Attributable to Noble Midstream Partners LP	$162,734	$140,572	$28,458

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$221,444	$154,509	$30,697

Distributable Cash Flow(1) of Noble Midstream Partners LP	$184,685	$137,935	$28,425

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

Throughput and crude oil sales volumes related to our Gathering Systems reportable segment and throughput volumes related to our Fresh Water Delivery reportable segment were as follows:

	Year Ended December 31,
	2018	2017	2016
Colorado River DevCo LP (Wells Ranch IDP and East Pony IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	62,255	56,531	45,236
Natural Gas Gathering Volumes (MMBtu/d)	221,942	172,284	132,147
Produced Water Gathering Volumes (Bbl/d)	16,984	14,097	10,592
Fresh Water Delivery Volumes (Bbl/d)	47,012	83,856	64,306

San Juan River DevCo LP (East Pony IDP) (1)
Fresh Water Delivery Volumes (Bbl/d)	—	34,676	22,423

Green River DevCo LP (Mustang IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	6,519	—	—
Natural Gas Gathering Volumes (MMBtu/d)	12,934	—	—
Produced Water Gathering Volumes (Bbl/d)	4,874	—	—
Fresh Water Delivery Volumes (Bbl/d)	68,312	—	7,498

Blanco River DevCo LP (Delaware Basin) (1)
Crude Oil Gathering Volumes (Bbl/d)	28,235	3,791	—
Natural Gas Gathering Volumes (MMBtu/d)	74,120	8,634	—
Produced Water Gathering Volumes (Bbl/d)	71,297	7,996	—

Laramie River DevCo LP (Greeley Crescent IDP and Black Diamond Dedication Area) (1)
Crude Oil Sales Volumes (Bbl/d)	6,129	—	—
Crude Oil Gathering Volumes (Bbl/d)	74,321	5,333	—
Natural Gas Gathering Volumes (MMBtu/d)	1,091	—	—
Produced Water Gathering Volumes (Bbl/d)	8,045	2,338	—
Fresh Water Delivery Volumes (Bbl/d)	60,430	37,458	—

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	6,129	—	—
Crude Oil Gathering Volumes (Bbl/d)	171,330	65,655	45,236
Natural Gas Gathering Volumes (MMBtu/d)	310,087	180,918	132,147
Barrels of Oil Equivalent (Boe/d)	217,214	88,850	62,178
Produced Water Gathering Volumes (Bbl/d)	101,200	24,431	10,592

Total Fresh Water Delivery
Fresh Water Services Volumes (Bbl/d)	175,754	155,990	94,227

(1)	See Item 8. Financial Statements and Supplementary Data – Note 1. Organization and Nature of Operations for DevCo ownership interests.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

		Increase (Decrease) from Prior Year		Increase (Decrease) from Prior Year
(in thousands)	2018		2017		2016
Year Ended December 31,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$207,920	46%	$142,864	52%	$94,160
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	48,387	1,119%	3,971	N/M	—
Fresh Water Delivery — Affiliate	69,266	(9)%	75,860	26%	60,001
Fresh Water Delivery — Third Party	19,345	77%	10,909	N/M	—
Crude Oil Sales — Third Party	141,490	N/M	—	N/M	—
Other — Affiliate	3,976	(30)%	5,677	(13)%	6,563
Other — Third Party	5,136	N/M	—	N/M	—
Total Midstream Services Revenues	$495,520	107%	$239,281	49%	$160,724
N/M amount is not meaningful.
Revenues Trend Analysis
Revenues increased during 2018 as compared with 2017 and increased during 2017 as compared with 2016. The increases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $254.4 million during 2018 as compared with 2017 due to the following:

•	an increase of $141.5 million in crude oil sales due to the commencement of services upon closing of the Black Diamond Acquisition;

•
an increase of $43.1 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from a full year of gathering services revenues and the commencement of services with a third party customer during 2018;

•	an increase of $34.1 million in crude oil and natural gas gathering services revenues due to the commencement of services upon closing of the Black Diamond Acquisition;

•	an increase of $19.9 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Wells Ranch IDP and East Pony IDP;

•	an increase of $10.3 million in crude oil, natural gas and produced water gathering services revenues due to the commencement of services in the Mustang IDP during 2018;

•	an increase of $8.2 million in crude oil and produced water gathering services due to providing a full year of services in the Greeley Crescent IDP to an unaffiliated third party; and

•	an increase of $3.5 million in crude oil, natural gas and produced water gathering services revenue driven by rate escalations in the Wells Ranch IDP and East Pony IDP;
partially offset by:

•	a decrease of $15.0 million in produced water hauling, recycling and disposal services driven by decreased use of third party services in the Wells Ranch IDP and East Pony IDP.
Gathering Systems revenues increased by $51.8 during 2017 as compared with 2016 due to the following:

•
an increase of $24.4 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Wells Ranch IDP and East Pony IDP resulting from expansion and gathering system growth;

•	an increase of $14.3 million in produced water hauling, recycling and disposal services driven by increased use of third party services in the Wells Ranch IDP and East Pony IDP;

•	an increase of $5.3 million in crude oil, natural gas and produced water gathering services revenues due to the commencement of services in the Delaware Basin during third quarter 2017;

•	an increase of $4.1 million in crude oil, natural gas and produced water gathering services revenues driven by rate escalations in the Wells Ranch IDP and East Pony IDP;

•	an increase of $4.0 million in crude oil and produced water gathering services revenues due to the commencement of services in the Greeley Crescent IDP to an unaffiliated third party in 2017.
Fresh Water Delivery Fresh Water Delivery revenues increased by $1.8 million during 2018 as compared with 2017 due to the following:

•	an increase of $36.7 million in fresh water delivery revenues due to the recommencement of services in the Mustang IDP during 2018; and

•	an increase of $8.4 million in fresh water delivery revenues driven by increased fresh water volumes delivered to a third party customer in the Greeley Crescent IDP;
substantially offset by:

•
a decrease of $43.3 million in fresh water delivery revenues due to a decrease in fresh water deliveries in the Wells Ranch IDP and East Pony IDP resulting from reduced well completion activity by Noble.

Fresh Water Delivery revenues increased by $26.8 million during 2017 as compared with 2016 due to the following:

•	an increase of $18.5 million in fresh water delivery revenues driven by increased fresh water volumes required per well for higher intensity completions in the Wells Ranch IDP and East Pony IDP;

•	an increase of $10.9 million in fresh water delivery revenues due to the commencement of services in the Greeley Crescent IDP to an unaffiliated third party in 2017; and

•	an increase of $2.1 million in fresh water delivery revenues driven by rate escalations in the Wells Ranch IDP and East Pony IDP;
partially offset by:

•	a decrease of $4.7 million in fresh water delivery revenues due to a decrease in fresh water deliveries in the Mustang IDP resulting from the timing of well completion activity by Noble.
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

Costs and Expenses Trend Analysis
Costs and expenses were as follows:

		Increase from Prior Year		Increase from Prior Year
(in thousands)	2018		2017		2016
Year Ended December 31,
Costs and Expenses
Cost of Crude Oil Sales	$136,368	N/M	$—	N/M	$—
Direct Operating	84,482	56%	54,007	86%	29,107
Depreciation and Amortization	65,314	404%	12,953	43%	9,066
General and Administrative	24,250	81%	13,396	35%	9,914
Other Operating Expense	1,806	N/M	—	N/M	—
Total Operating Expenses	$312,220	289%	$80,356	67%	$48,087
N/M Amount is not meaningful
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. The purchase and sale of crude oil commenced upon closing of the Black Diamond Acquisition during first quarter 2018. An affiliate of Black Diamond enters into agreements to purchase crude oil at market-based prices and sell the crude oil to a different counterparty at market-based prices.
Direct Operating Expenses Direct operating expenses increased during 2018 as compared with 2017 and increased during 2017 as compared with 2016. The increases in direct operating expenses by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expenses increased $31.3 million during 2018 as compared with 2017. The increases were primarily attributable to operating expenses associated with the CGFs in the Delaware Basin that were completed during 2018, operating expenses associated with the facilities acquired in the Black Diamond Acquisition, and operating expenses associated with the commencement of gathering services in the Mustang IDP during 2018.
Gathering systems direct operating expenses increased $22.7 million during 2017 as compared with 2016. The increase was primarily attributable to an increase in gathering systems and facilities operating expense associated with higher gathered volumes, general repairs and maintenance of our gathering systems and facilities, and produced water services expense resulting from services provided by third parties. The increase was partially offset by a decrease in crude oil treating expense due to a reduction in quantities treated in our facilities.
Fresh Water Delivery Fresh Water Delivery direct operating expenses decreased $(1.7) million during 2018 as compared with 2017 primarily due to decreased volumes resulting from the timing of well completion activity by Noble in the Wells Ranch and East Pony IDP areas and decreased use of third party services.
Fresh Water Delivery direct operating expenses increased $1.6 million during 2017 as compared with 2016 primarily due to an increase in water delivery and services expense driven by an increase in fresh water volumes required per well for higher intensity completions.
Investments and Other Investments and Other direct operating expenses increased $0.9 million during 2018 as compared with 2017 due to increased insurance expense. Investments and Other direct operating expenses increased $0.6 million during 2017 as compared with 2016 primarily due to increased insurance expense. Prior to the IPO, insurance expense was allocated from Noble to our Predecessor.
Depreciation and Amortization Depreciation and amortization expense increased during 2018 as compared with 2017 and increased during 2017 as compared with 2016. The increases in direct operating expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $52.4 million during 2018 as compared with 2017 primarily due to assets placed in service in 2018. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system, construction of the Greeley Crescent gathering system, construction of the Delaware Basin CGFs, and assets acquired in the Black Diamond Acquisition. Additionally, depreciation and amortization expense includes the amortization of intangible assets that consist of customer contracts and relationships acquired in the Black Diamond Acquisition.
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
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during 2018 as compared with 2017 as fresh water delivery assets in service remained consistent.
Fresh Water Delivery depreciation and amortization expense increased $0.6 million during 2017 as compared with 2016 primarily due to assets placed in service in 2017. Assets placed in service were associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system.
General and Administrative Expense General and administrative expense is recorded within our Investments and Other reportable segment. General and administrative expense increased $10.9 million during 2018 as compared with 2017. The increase is primarily related to legal and financial advisory transaction expenses associated with the Black Diamond Acquisition as well as other professional fees. Transaction expenses associated with the Black Diamond Acquisition during 2018 were approximately $6.8 million. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisition.
General and administrative expense increased $3.5 million during 2017 as compared with 2016. The increase is primarily due to increased third party general and administrative expenses such as legal and financial advisory fees resulting from transactions.
Other Operating Expense Other operating expense is recorded within our Gathering Systems reportable segment. Other operating expenses incurred during 2018 include losses on the sale of crude oil inventory as well as the net impairment related to a damaged asset.
Other (Income) Expense Trend Analysis

		Increase (Decrease) from Prior Year		Increase (Decrease) from Prior Year
(in thousands)	2018		2017		2016
Year Ended December 31,
Other (Income) Expense
Interest Expense	$16,848	315%	$4,059	(3)%	$4,180
Capitalized Interest	(6,356)	159%	(2,456)	204%	(807)
Interest Expense, Net	10,492	555%	1,603	(52)%	3,373
Investment Income	(16,289)	157%	(6,334)	40%	(4,526)
Total Other (Income) Expense	$(5,797)	23%	$(4,731)	310%	$(1,153)
Interest Expense, Net Interest expense is recorded within our Investments and Other reportable segment. For periods prior to the IPO, interest expense represents allocations from Noble to our Predecessor. The allocations were based on the percentage that our Predecessor’s capital expenditures comprised of Noble’s total consolidated capital expenditures. For periods subsequent to the IPO, interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facility. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity during the year. See Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment for our construction-in-progress balances as of December 31, 2018 and 2017.
Interest expense increased $12.8 million during 2018 as compared with 2017. The increase was primarily due to increased outstanding long-term debt during 2018 as compared with 2017. During 2018, we have utilized proceeds from long-term debt to fund portions of our construction activities and the Black Diamond Acquisition. In addition, interest rates have continued to increase during 2018. Capitalized interest increased $3.9 million during 2018 as compared with 2017 due to an increase in construction-in-progress during 2018 as compared with 2017.
Interest expense decreased $0.1 million during 2017 as compared with 2016. The decrease is due primarily to increased interest expense allocations from Noble during 2016 partially offset by interest incurred in connection with our revolving credit facility during 2017. Capitalized interest increased $1.6 million during 2017 as compared with 2016 due to an increase in construction-in-progress during 2017 as compared with 2016 .
Investment Income
Investment income is recorded within our Investments and Other reportable segment. Investment income increased during 2018 as compared with 2017 due to higher earnings from our investment in the Advantage Joint Venture resulting from increased crude oil throughput volumes during 2018 as compared with 2017 as well as a full period of activity from the Advantage Joint Venture which closed during second quarter 2017. Crude oil throughput volumes during 2018 averaged 107 MBbl/d.
Investment income increased during 2017 as compared with 2016 primarily due to earnings from our investment in the Advantage Joint Venture. Crude oil throughput volumes during 2017 averaged 44 MBbl/d.
Income Tax Provision
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Due to our operations in the Delaware Basin, we are subject to a Texas margin tax. Our operations commenced during the third quarter of 2017 and we have recorded de minimis state income tax provisions during each period subsequent to commencement. See Item 8. Financial Statements and Supplementary Data – Note 14. Income Taxes for a discussion of the changes in our income tax provision and effective tax rates.
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
We define Adjusted EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization, transaction expenses, unit-based compensation and certain other items that we do not view as indicative of our ongoing performance. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
For a reconciliation of distributable cash flow to its most comparable measures calculated and presented in accordance with GAAP, see Reconciliation of Non-GAAP Financial Measures, below.
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
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(thousands)	2018	2017	2016
Reconciliation from Net Income
Net Income	$188,876	$163,636	$85,502
Add:
Depreciation and Amortization	65,314	12,953	9,066
Interest Expense, Net of Amount Capitalized	10,492	1,603	3,373
Income Tax Provision	221	20	28,288
Transaction and Integration Expenses	7,601	—	—
Unit-Based Compensation and Other	2,392	790	42
Adjusted EBITDA	274,896	179,002	$126,271
Less:
Adjusted EBITDA Prior to the IPO on September 20, 2016	—	—	83,780
Adjusted EBITDA Subsequent to the IPO on September 20, 2016	274,896	179,002	42,491
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	53,452	24,493	11,794
Adjusted EBITDA Attributable to Noble Midstream Partners LP	221,444	154,509	30,697
Less:
Maintenance Capital Expenditures	20,439	12,840	2,097
Cash Interest Paid	16,320	3,734	175
Distributable Cash Flow of Noble Midstream Partners LP	$184,685	$137,935	$28,425
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(thousands)	2018	2017	2016
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$239,797	$166,228	$118,451
Add:
Interest Expense, Net of Amount Capitalized	10,492	1,603	3,373
Changes in Operating Assets and Liabilities	17,333	9,756	4,673
Transaction and Integration Expenses	7,601	—	—
Change in Income Tax Payable	221	20	—
Other Adjustments	(548)	1,395	(226)
Adjusted EBITDA	274,896	179,002	$126,271
Less:
Adjusted EBITDA Prior to the IPO on September 20, 2016	—	—	83,780
Adjusted EBITDA Subsequent to the IPO on September 20, 2016	274,896	179,002	42,491
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	53,452	24,493	11,794
Adjusted EBITDA Attributable to Noble Midstream Partners LP	221,444	154,509	30,697
Less:
Maintenance Capital Expenditures	20,439	12,840	2,097
Cash Interest Paid	16,320	3,734	175
Distributable Cash Flow of Noble Midstream Partners LP	$184,685	$137,935	$28,425

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary source of liquidity is cash flows generated from operations based on commercial agreements with Noble and unaffiliated third parties. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, and equity or debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions. We do not have any commitment from Noble or our General Partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble’s ownership in such subsidiary.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
During 2018, we utilized external financing sources to fund portions of our construction activities and the Black Diamond Acquisition. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisition and see Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
Available Liquidity
Year-end liquidity was as follows:

	December 31,
(in thousands)	2018	2017	2016
Cash, Cash Equivalents, and Restricted Cash (1)	$11,691	$55,531	$57,421
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	740,000	265,000	350,000
Available Liquidity	$751,691	$320,531	$407,421

(1)	See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation.

(2)	See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
Revolving Credit Facility and Term Loan Credit Facility
On January 31, 2018, in connection with the closing of the Black Diamond Acquisition, we entered into an amendment to increase the capacity on our revolving credit facility from $350 million to $530 million. On March 9, 2018, we entered into an additional amendment to extend the maturity of our revolving credit facility and increase the borrowing capacity to $800 million. The revolving credit facility is available to fund working capital and to finance acquisitions and expansion capital expenditures. During the year ended December 31, 2018, we utilized our revolving credit facility to fund portions of our construction activities and the Black Diamond Acquisition. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisition. As of December 31, 2018, $60 million was outstanding under our revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
On July 31, 2018, we entered into the term loan credit facility that permitted aggregate borrowings of up to $500 million. During August 2018, we drew $500 million under the term loan credit facility and used the proceeds to repay a portion of the outstanding borrowings under our revolving credit facility and pay fees and expenses in connection with the term loan credit facility transactions. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt
Cash Flows
Summary cash flow information was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Total Cash Provided By (Used in)
Operating Activities	$239,797	$166,228	$118,451
Investing Activities	(1,265,354)	(362,195)	(38,137)
Financing Activities	981,717	194,077	(49,505)
(Decrease) Increase in Cash and Cash Equivalents	$(43,840)	$(1,890)	$30,809

Operating Activities Net cash provided by operating activities increased during 2018 as compared with 2017 primarily due to an increase of net income driven by increased revenues resulting from higher throughput volumes due to expansion of existing systems and providing services to new areas and customers. The increase in revenues was partially offset by an increase in direct operating expenses resulting from providing services to new areas and customers as well as an increase in general and administrative expense due to legal and financial advisory fees associated with the Black Diamond Acquisition.
Net cash provided by operating activities increased during 2017 as compared with 2016 primarily due to an increase in net income driven by increased revenues resulting from higher throughput volumes due to expansion of existing systems and providing services to new areas and customers.
Investing Activities Cash used in investing activities increased during 2018 as compared with 2017 primarily driven by the Black Diamond Acquisition. Additions to property, plant and equipment were also higher in 2018 due to construction of the Mustang gathering system, expansion of the Mustang fresh water delivery system and construction of the Delaware Basin CGFs.
Cash used in investing activities increased during 2017 as compared with 2016. Additions to property, plant and equipment were higher in 2017 primarily due to the construction of the Greeley Crescent gathering and fresh water delivery system as well as construction of the Delaware Basin gathering system. Additions to investments were also higher in 2017 due to our investment in the Advantage Joint Venture.
Financing Activities Cash provided by financing activities increased during 2018 as compared with 2017. The increase is primarily due to increased net long-term debt borrowings and increased contributions from noncontrolling interest owners which include the contribution from Greenfield Member to fund the Black Diamond Acquisition.
Cash provided by financing activities increased during 2017 as compared with 2016 primarily due to increased contributions from noncontrolling interest owners and net borrowings under our revolving credit facility.
Capital Leases
We may also enter into capital lease arrangements for property or equipment to be used in our business. During third quarter 2016, we entered into a capital lease for a pond to be used in our fresh water delivery system. See Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Contractual Obligations
The following table summarizes certain contractual obligations as of December 31, 2018 that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes.

Obligation	2019	2020 and 2021	2022 and 2023	2024 and Beyond	Total
(in thousands)
Long-Term Debt (1)	$—	$500,000	$60,000	$—	$560,000
Long-Term Debt Interest Payments and Revolving Credit Facility Commitment Fee (2)	20,782	34,349	4,358	—	59,489
Asset Retirement Obligations (3)	—	—	—	17,330	17,330
Omnibus Fee (4)	6,850	—	—	—	6,850
Capital Lease Obligations (5)	3,231	—	—	—	3,231
Operating Lease Obligations (6)	1,733	—	—	—	1,733
Purchase Obligations (7)	3,637	—	—	—	3,637
Transportation Fees (8)	1,825	605	—	—	2,430
Surface Lease Obligations (9)	129	259	178	2,180	2,746
Total Contractual Obligations	$38,187	$535,213	$64,536	$19,510	$657,446

(1)
Long-term debt includes our revolving credit facility and term loan credit facility balances based on the maturity dates of the facilities. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.

(2)
Interest payments are based on the outstanding balance, scheduled maturity and interest rate in effect at December 31, 2018 for each of the facilities. The commitment fee is associated with the unused portion of the revolving credit facility and is based on the unused capacity as of December 31, 2018, $740 million, for all periods presented with no borrowing capacity increases. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.

(3)	Asset Retirement Obligations are discounted. See Item 8. Financial Statements and Supplementary Data – Note 9. Asset Retirement Obligations.

(4)
Annual general and administrative fee we pay to Noble for certain administrative and operational support services being provided to us. The annual general and administrative fee cannot be increased until after the third anniversary of the IPO and will be redetermined annually thereafter. See Item 8. Financial Statements and Supplementary Data – Note 4. Transactions with Affiliates.

(5)	Annual capital lease payments exclude regular maintenance and operational costs. See Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.

(6)	Operating lease obligations represent non-cancelable leases for equipment used in our daily operations. Amounts have not been discounted.

(7)
Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including: fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. See Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.

(8)	Our transportation fees include fixed fees for the transportation of crude oil. See Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.

(9)	Surface lease obligations represent annual payments to landowners. See Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies.
In addition to the above contractual obligations, an affiliate of Black Diamond enters into agreements to purchase crude oil from producers at market-based prices. The agreements do not contain provisions regarding fixed or minimum quantities of crude oil to be purchased.
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
Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Gathering System Expenditures (1)	$735,425	$373,857	$30,020
Fresh Water Delivery System Expenditures	23,018	16,469	2,564
Other	555	—	—
Total Capital Expenditures	$758,998	$390,326	$32,584

Additions to Investments	$426	$68,504	$147

(1)	Gathering system expenditures include only the portion of the purchase price for the Black Diamond Acquisition allocated to Property, Plant and Equipment totaling $205.8 million.
For the year ended December 31, 2018, gathering system expenditures were primarily associated with the construction of the Mustang gathering system and construction of CGFs in the Delaware Basin. Additionally, our gathering system expenditures include the Black Diamond Acquisition as well as expenditures related to the connection of the acquired system to a major oil takeaway outlet in the DJ Basin. Fresh water delivery system expenditures were primarily associated with the expansion of the Mustang fresh water delivery system. Our additions to investments during 2018 were related to a capital call for our White Cliffs Interest.
For the year ended December 31, 2017, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Delaware Basin and Mustang gathering systems, expansion of the Wells Ranch gathering system and construction of the connection from the Billy Miner I CGF in the Delaware Basin to the Advantage pipeline. Fresh water delivery system expenditures were primarily associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system. Our additions to investments during 2017 were related to our investment in the Advantage Joint Venture.
For the year ended December 31, 2016, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Mustang, and Delaware Basin gathering systems, as well as expansion of the Wells Ranch gathering system. Fresh water delivery system expenditures were primarily related to the expansion of the Wells Ranch, Mustang and East Pony fresh water delivery systems as well as the construction of the Greeley Crescent fresh water delivery system. Our additions to investments during 2016 were related to a capital call for our White Cliffs Interest for an expansion of the pipeline’s crude oil capacity to approximately 215,000 Bbl/d.
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
On January 24, 2019, the board of directors of our General Partner declared a quarterly cash distribution of $0.5858 per limited partner unit. The distribution was paid on February 11, 2019, to unitholders of record on February 4, 2019. Also on February 11, 2019, a cash distribution of $2.4 million was paid to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated Unit.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.9 million per quarter, or $59.4 million per year, based on the number of Common and Subordinated Units outstanding as of December 31, 2018.
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
Business Combination We allocate the total purchase price of a business combination, such as the Black Diamond Acquisition, to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. See the discussion of goodwill below. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer contracts and relationships, involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third party assessments. See the discussion of intangible assets below. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed at the acquisition date. The income valuation method represents the present value of future cash flows over the life of the assets using: (i) financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments to reflect differences, such as physical condition and historical performance, between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition, reduced for depreciation of the asset resulting from physical deterioration and functional or economic obsolescence.
The estimated fair values assigned to assets acquired and liabilities assumed in a purchase price allocation can have a significant effect on future results of operations. For example, a higher fair value assigned to a property, plant and equipment results in higher depreciation and amortization expense, which results in lower net income. In addition, if future operating expenses are higher than the estimates originally used to determine fair value, the resulting reductions in future cash flows could indicate that property, plant and equipment is impaired. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisition.
Principles of Consolidation The consolidated financial statements include the accounts of our subsidiaries and variable interest entities (VIEs), of which we are the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary, which is generally defined as the party who has (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We evaluate our relationships with each VIE, which include each DevCo and Black Diamond, on an ongoing basis to determine whether we continue to be the primary beneficiary. Affiliate or third party ownership interests in our consolidated VIEs are presented as noncontrolling interests. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation.
Although we serve as the operator of the Advantage system, our operating agreements empower the Advantage board, split between us and Plains, to direct the activities that most significantly affect the long-term economic performance of the entity, primarily the oversight of the commercial function and approval of expansion capital. As a result, our investment in the Advantage Joint Venture does not require consolidation under the VIE consolidation model. We use the equity method of accounting for our investment in the Advantage Joint Venture, as we do not control, but do exert significant influence over, its operations. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation and See Item 8. Financial Statements and Supplementary Data – Note 7. Investments.

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
Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by our customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. During 2018, we recorded an asset impairment of $3.5 million related to a damaged gathering system asset. See Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment.
Goodwill Our goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisition and see Item 8. Financial Statements and Supplementary Data – Note 10. Segment Information.
Goodwill is not amortized to earnings but is qualitatively assessed for impairment. We conducted our annual goodwill impairment assessment as of September 30, 2018. Based on the results of the initial qualitative assessment, we concluded that it was more likely than not that the fair value of the Black Diamond reporting unit was in excess of the respective net book values, including goodwill, and, therefore, that goodwill was not impaired. We continue to monitor for impairment indicators, which can lead to further goodwill impairment testing.
Intangible Assets Our intangible assets are comprised of customer contracts and relationships from the Black Diamond Acquisition and were recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The customer contracts we acquired are long-term, fixed-fee contracts for the purchase and sale of crude oil. Fair value was calculated using the multi-period excess earnings method under the income approach for the existing customers. This valuation method is based on first forecasting gross profit for the existing customers and then applying expected attrition rates. The operating cash flows were calculated by determining the costs required to generate gross profit from the existing customers. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate.
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
Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No intangible asset impairment has been recognized. See Item 8. Financial Statements and Supplementary Data – Note 3. Acquisition and see Item 8. Financial Statements and Supplementary Data – Note 6. Intangible Assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We currently generate a substantial portion of our revenues pursuant to fee-based commercial agreements under which we are paid based on the volumes of crude oil, natural gas and produced water that we gather and handle and fresh water services we provide, rather than the underlying value of the commodity.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facility, which have variable interest rates. As of December 31, 2018, $60 million and $500 million were outstanding under our revolving credit facility and term loan credit facility, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $5.0 million increase in interest expense for the year ended December 31, 2018. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018 which is included herein.

Noble Midstream Partners LP

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Noble Midstream GP LLC and
Unitholders of Noble Midstream Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Midstream Partners LP and subsidiaries (including its Predecessor as defined in note 1 and collectively, the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Houston, Texas
February 19, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Noble Midstream GP LLC and
Unitholders of Noble Midstream Partners LP:

Opinion on Internal Control Over Financial Reporting
We have audited Noble Midstream Partner LP and subsidiaries’ (including its Predecessor as defined in note 1 and collectively, the Partnership) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statement of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 19, 2019

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$10,740	$18,026
Restricted Cash	951	37,505
Accounts Receivable — Affiliate	31,613	27,539
Accounts Receivable — Third Party	23,091	2,641
Crude Oil Inventory	2,200	—
Other Current Assets	2,724	389
Total Current Assets	71,319	86,100
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	1,500,609	706,039
Less: Accumulated Depreciation and Amortization	(79,357)	(44,271)
Total Property, Plant and Equipment, Net	1,421,252	661,768
Intangible Assets, Net	310,202	—
Goodwill	109,734	—
Investments	82,317	80,461
Other Noncurrent Assets	3,093	1,429
Total Assets	$1,997,917	$829,758
LIABILITIES
Current Liabilities
Accounts Payable — Affiliate	$2,778	$1,616
Accounts Payable — Trade	92,756	109,893
Other Current Liabilities	9,217	2,876
Total Current Liabilities	104,751	114,385
Long-Term Liabilities
Long-Term Debt	559,021	85,000
Asset Retirement Obligations	17,330	10,416
Other Long-Term Liabilities	582	3,727
Total Liabilities	681,684	213,528
EQUITY
Partners’ Equity
Limited Partner
Common Units (23,759 and 23,712 units outstanding, respectively)	699,866	642,616
Subordinated Units (15,903 units outstanding)	(130,207)	(168,136)
General Partner	2,421	520
Total Partners’ Equity	572,080	475,000
Noncontrolling Interests	744,153	141,230
Total Equity	1,316,233	616,230
Total Liabilities and Equity	$1,997,917	$829,758

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Midstream Services — Affiliate	$281,162	$224,401	$160,724
Midstream Services — Third Party	72,868	14,880	—
Crude Oil Sales — Third Party	141,490	—	—
Total Revenues	495,520	239,281	160,724
Costs and Expenses
Cost of Crude Oil Sales	136,368	—	—
Direct Operating	84,482	54,007	29,107
Depreciation and Amortization	65,314	12,953	9,066
General and Administrative	24,250	13,396	9,914
Other Operating Expense	1,806	—	—
Total Operating Expenses	312,220	80,356	48,087
Operating Income	183,300	158,925	112,637
Other (Income) Expense
Interest Expense, Net of Amount Capitalized	10,492	1,603	3,373
Investment Income	(16,289)	(6,334)	(4,526)
Total Other (Income) Expense	(5,797)	(4,731)	(1,153)
Income Before Income Taxes	189,097	163,656	113,790
Income Tax Provision	221	20	28,288
Net Income	188,876	163,636	85,502
Less: Net Income Prior to the IPO on September 20, 2016	—	—	45,990
Net Income Subsequent to the IPO on September 20, 2016	188,876	163,636	39,512
Less: Net Income Attributable to Noncontrolling Interests	26,142	23,064	11,054
Net Income Attributable to Noble Midstream Partners LP	162,734	140,572	28,458
Less: Net Income Attributable to Incentive Distribution Rights	5,836	835	—
Net Income Attributable to Limited Partners	$156,898	$139,737	$28,458

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$3.96	$4.10	$0.89
Diluted	$3.96	$4.10	$0.89

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,686	18,192	15,903
Subordinated Units	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	23,701	18,204	15,903
Subordinated Units	15,903	15,903	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net Income	$188,876	$163,636	$85,502
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	65,314	12,953	9,066
Asset Impairment	3,470	—	—
Deferred Income Taxes	—	—	28,288
Income from Equity Method Investee, Net of Dividends	(2,661)	(1,779)	—
Unit-Based Compensation	1,392	790	42
Other Adjustments for Noncash Items Included in Income	739	384	226
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(13,863)	(12,293)	(4,637)
Increase (Decrease) in Accounts Payable	(6,919)	1,384	(104)
Other Operating Assets and Liabilities, Net	3,449	1,153	68
Net Cash Provided by Operating Activities	239,797	166,228	118,451
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(616,383)	(294,664)	(41,115)
Black Diamond Acquisition, Net of Cash Acquired	(649,868)	—	—
Additions to Investments	(426)	(68,504)	(147)
Distributions from Cost Method Investee	1,323	973	1,275
Proceeds from Asset Sale — Affiliate	—	—	1,850
Net Cash Used in Investing Activities	(1,265,354)	(362,195)	(38,137)
Cash Flows From Financing Activities
Distributions to Parent	—	—	(42,480)
Contributions from Parent	—	—	1,036
Proceeds from IPO, Net of Cash Offering Costs	—	—	300,625
Distribution to Noble Subsequent to the IPO	—	—	(296,820)
Distributions to Noncontrolling Interests	(9,257)	(21,737)	(10,057)
Cash Contributions from Noncontrolling Interests	605,864	124,684	325
Borrowings Under Revolving Credit Facility	777,000	325,000	—
Repayment of Revolving Credit Facility	(802,000)	(240,000)	—
Proceeds from Term Loan Credit Facility	500,000	—	—
Proceeds from Equity Offerings, Net of Cash Offering Costs	—	312,579	—
Distribution to Noble for Contributed Assets	—	(245,000)	—
Distributions to Unitholders	(86,841)	(59,917)	—
Repayment of Capital Lease Obligation	—	(1,532)	(214)
Debt Issuance Costs and Other	(3,049)	—	(1,920)
Net Cash Provided by (Used in) Financing Activities	981,717	194,077	(49,505)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(43,840)	(1,890)	30,809
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	55,531	57,421	26,612
Cash, Cash Equivalents, and Restricted Cash at End of Period	$11,691	$55,531	$57,421
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands)

	Predecessor	Partnership
	Parent Net Investment	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2015	$263,539	$—	$—	$—	$—	$263,539
Net Income, January 1, 2016 to September 19, 2016	45,990	—	—	—	—	45,990
Contributions from Parent	1,155	—	—	—	—	1,155
Distributions to Parent	$(42,480)	$—	$—	$—	$—	$(42,480)
September 19, 2016 (Prior to the IPO)	$268,204	$—	$—	$—	$—	$268,204
Elimination of Current and Deferred Tax Liability	41,428		—	—	—	41,428
Allocation of Net Investment to Unitholders	(309,632)	21,112	219,779	—	68,741	—
Proceeds from IPO, Net of Offering Costs	—	298,968	—	—	—	298,968
Proceeds from IPO Distributed to Noble	—	(26,013)	(270,807)	—	—	(296,820)
Net Income, Subsequent to the IPO on September 20, 2016	—	14,229	14,229	—	11,054	39,512
Unit-Based Compensation	—	42	—	—	—	42
Contributions from Noncontrolling Interests(1)	—	—	—	—	1,628	1,628
Distributions to Noncontrolling Interests	—	—	—	—	(10,057)	(10,057)
December 31, 2016	$—	$308,338	$(36,799)	$—	$71,366	$342,905
Net Income	—	75,076	64,661	835	23,064	163,636
Contributions from Noncontrolling Interests	—	—	—	—	123,381	123,381
Distributions to Noncontrolling Interests	—	—	—	—	(21,737)	(21,737)
Distributions to Unitholders	—	(31,672)	(27,930)	(315)	—	(59,917)
Net Proceeds from Offerings	—	312,172	—	—	—	312,172
Distribution to Noble for Contributed Assets	—	(28,459)	(216,541)	—	—	(245,000)
Contributed Assets Transfer from Noble	—	6,371	48,473	—	(54,844)	—
Unit-Based Compensation	—	790	—	—	—	790
December 31, 2017	$—	$642,616	$(168,136)	$520	$141,230	$616,230
Net Income	—	93,875	63,023	5,836	26,142	188,876
Contributions from Noncontrolling Interests	—	—	—	—	605,864	605,864
Distributions to Noncontrolling Interests	—	—	—	—	(9,257)	(9,257)
Distributions to Unitholders	—	(49,610)	(33,296)	(3,935)	—	(86,841)
Black Diamond Equity Ownership Promote Vesting (2)	—	11,624	8,202	—	(19,826)	—
Unit-Based Compensation	—	1,392	—	—	—	1,392
Other	—	(31)	—	—	—	(31)
December 31, 2018	$—	$699,866	$(130,207)	$2,421	$744,153	$1,316,233

(1)	Includes an outstanding cash call as of December 31, 2016.

(2)	See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.

The accompanying notes are an integral part of these financial statements.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

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
Advantage Joint Venture Trinity River DevCo LLC, an indirect wholly owned subsidiary of the Partnership, and Plains Pipeline, L.P. (Plains), a wholly owned subsidiary of Plains All American Pipeline, L.P., completed the acquisition of Advantage Pipeline, L.L.C. (Advantage) for $133 million through a newly formed 50/50 joint venture (the Advantage Joint Venture). Trinity River DevCo LLC contributed $66.8 million of cash in exchange for its 50% interest in the Advantage Joint Venture. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with 200,000 barrels of daily shipping capacity and 490,000 barrels of storage capacity. The Partnership funded the acquisition with a combination of borrowings under our revolving credit facility and from cash on hand. The transaction closed on April 3, 2017. See Note 7. Investments.
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
Unit Offering On December 12, 2017, the Partnership entered into an Underwriting Agreement (the Underwriting Agreement) by and among the Partnership, our General Partner, and Citigroup Global Markets Inc., as representative of the several underwriters named therein (the Underwriters), providing for the offer and sale by the Partnership, and the purchase by the Underwriters of 3,680,000 Common Units, which includes 480,000 Common Units issued pursuant to the Underwriters’ exercise of their option to purchase additional Common Units, at a price of $47.50 per common unit (the Unit Offering). Net proceeds totaled approximately $174.1 million, after deducting offering expenses of approximately $0.7 million. The closing of the Unit Offering occurred on December 15, 2017.
Black Diamond Gathering LLC On January 31, 2018, Black Diamond, an entity formed by Black Diamond Gathering Holdings LLC (the Noble Member), a wholly-owned subsidiary of Noble Midstream Partners LP, and Greenfield Midstream, LLC (the Greenfield Member), completed the acquisition of all of the issued and outstanding limited liability company interests (the Black Diamond Acquisition) in Saddle Butte Rockies Midstream, LLC and certain affiliates (collectively, Saddle Butte) from Saddle Butte Pipeline II, LLC (Seller). See Note 3. Acquisition.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Partnership Assets Our assets consist of ownership interests in certain development companies (DevCos) which serve specific areas and integrated development plan (IDP) areas and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	NBLX Ownership	Noncontrolling Interest(1)
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	100%	N/A
San Juan River DevCo LP	East Pony IDP (DJ Basin)	Water Services	25%	75%
Green River DevCo LP	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	25%	75%
Laramie River DevCo LP (2)	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	100%	N/A
	Black Diamond Dedication Area (DJ Basin)	Crude Oil Gathering Natural Gas Gathering	54.4%	45.6%
Blanco River DevCo LP	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	40%	60%
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (3)	Crude Oil Gathering Water Services	5%	95%
Trinity River DevCo LLC (4)	Delaware Basin	Natural Gas Compression Crude Oil Transmission	100%	N/A

(1)	The noncontrolling interest represents Noble’s retained ownership interest in each DevCo. The noncontrolling interest in Black Diamond represents Greenfield Member's interest in Black Diamond.

(2)	Our interest in Black Diamond is owned through Laramie River DevCo LP. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation and Note 3. Acquisition.

(3)	The Bronco IDP is a future development area. We currently have no midstream infrastructure assets in the Bronco IDP.

(4)	Our interest in the Advantage Joint Venture is owned through Trinity River DevCo LLC.

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
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Additionally, we purchase crude oil from producers and sell crude oil to customers at various delivery points on our gathering systems. We have entered into multiple fee-based commercial agreements with Noble, each with an initial term of 15 years, to provide these services which are critical to Noble’s upstream operations. Our agreements include substantial acreage dedications. See Note 4. Transactions with Affiliates.
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
Variable Interest Entities  Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as General Partner. All intercompany balances and transactions have been eliminated upon consolidation. We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, each DevCo is considered a variable interest entity (VIE). Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos in our financial statements. A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our investment in the Advantage Joint Venture is owned by Trinity River DevCo LLC, all financial statement activity associated with our investment is captured within the Investments and Other reportable segment. See Note 10. Segment Information.
Our consolidated financial statements include the accounts of Black Diamond, which we control. We have determined that the partners with equity at risk in Black Diamond lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, Black Diamond is considered a VIE. Through our majority representation on the Black Diamond board of directors as well as our responsibility as operator of the Black Diamond system, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Black Diamond in our financial statements.
Equity Method of Accounting Although we serve as the operator of the Advantage system, our operating agreements empower the Advantage board, split between us and Plains, to direct the activities that most significantly affect the long-term economic performance of the entity, primarily the oversight of the commercial function and approval of expansion capital. As a result, our investment in the Advantage Joint Venture does not require consolidation under the VIE consolidation model. We use the equity method of accounting for our investment in the Advantage Joint Venture, as we do not control, but do exert significant influence over, its operations. Under the equity method of accounting, initially we record the investment at our cost. Differences in the cost, or basis, of the investment and the net asset value of the investee will be amortized into earnings over the remaining useful life of the underlying assets. See Note 7. Investments.
Cost Method of Accounting We use the cost method of accounting for our White Cliffs Interest as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs Pipeline L.L.C. as investment income in our consolidated statements of operations to the extent there is net income and record cash distributions in excess of our ratable share of earnings as return of investment. See Note 7. Investments.
Noncontrolling Interests We present our consolidated financial statements with a noncontrolling interest section representing Noble’s retained ownership our DevCos as well as Greenfield Member’s ownership of Black Diamond.
Black Diamond Equity Ownership Promote Vesting In accordance with the limited liability company agreement of Black Diamond, Noble Member received an equity ownership promote. The capital accounts for Noble Member and Greenfield Member at December 31, 2018 do not equal their agreed equity ownership interests due to the funding structure of the total Black Diamond Acquisition purchase price. See Note 3. Acquisition.
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

Segment Information   Accounting policies for reportable segments are the same as those described in this footnote. Transfers between segments are accounted for at market value. We do not consider interest income and expense or income tax benefit or expense in our evaluation of the performance of reportable segments. See Note 10. Segment Information.
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
Intangible Assets Our intangible assets are comprised of customer contracts and related relationships acquired in the Black Diamond Acquisition and recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Amortization is calculated using the straight-line method by customer contract, which reflects the pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The amortization of intangible assets is included in depreciation and amortization expense in our consolidated statements of operations. Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See Note 3. Acquisition and Note 6. Intangible Assets.
Goodwill As of December 31, 2018, our consolidated balance sheet includes goodwill of $109.7 million. This goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. See Note 3. Acquisition and Note 10. Segment Information.
Goodwill is not amortized to earnings but is qualitatively assessed for impairment. Goodwill is assessed for impairment annually during the third quarter, or more frequently as circumstances require, at the reporting unit level. If, based on our qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will perform a quantitative assessment. If, based on our quantitative assessment, we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value.
Crude Oil Inventory Our crude oil inventory consists of crude oil that has been purchased at the wellhead. Our crude oil inventory is stated at the lower of cost or net realizable value.
Property, Plant and Equipment Property and equipment primarily consists of crude oil gathering systems, natural gas gathering systems and compression units, produced water collection, gathering, and cleaning systems, fresh water storage and delivery systems and crude oil treating facilities. Property and equipment is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired.
Capitalized Interest We capitalize construction-related direct labor and incremental costs, such as interest expense. Capitalized interest totaled $6.4 million in 2018, $2.5 million in 2017, and $0.8 million in 2016.
Depreciation Depreciation is computed over the asset’s estimated useful life using the straight line method based on estimated useful lives and asset salvage values. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted average life of our long-lived assets is 30 years. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation and amortization expense. See Note 5. Property, Plant and Equipment.
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
We evaluate our ability to recover the carrying amounts of long-lived assets and determine whether such long-lived assets have been impaired. Impairment exists when the carrying value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. When the carrying amount of a long-lived asset exceeds its estimated undiscounted future cash flows, the carrying amount of the asset is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. During 2018, we recorded an asset impairment of $3.5 million related to a damaged gathering system asset. The asset impairment was partially offset by an insurance recovery of $2.5 million. The resulting net impairment totaled $1.0 million and is recorded within other operating expense in our consolidated statement of operations.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Asset Retirement Obligations  Asset Retirement Obligations (AROs) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our property and equipment. We recognize the fair value of a liability for an ARO in the period in which it is incurred when we have an existing legal obligation associated with the retirement of our infrastructure assets and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the infrastructure asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as: the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.
In periods subsequent to initial measurement of the ARO, we recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of the asset. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through depreciation and amortization. See Note 9. Asset Retirement Obligations.
Impairment of Investments We routinely assess our investments for impairment whenever changes in facts and circumstances indicate a loss in value has occurred. When impairment indicators exist, the fair value is estimated and compared to the investment carrying amount. When the carrying amount of an investment exceeds its estimated undiscounted future cash flows, the carrying amount of the investment is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. No impairments have been recorded through December 31, 2018.
Fair Value Measurements Fair value measurements are based on a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy is as follows:

•	Level 1 measurements are fair value measurements which use quoted market prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 measurements are fair value measurements which use inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

•	Level 3 measurements are fair value measurements which use unobservable inputs.
We measure assets and liabilities requiring fair value presentation and disclose such amounts according to the quality of valuation inputs under the fair value hierarchy. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature and maturity of the instruments and use Level 1 inputs.
Our revolving credit facility and term loan credit facility are variable-rate, non-public debt. The fair value of our revolving credit facility and term loan credit facility is equivalent to the carrying amount. The fair value is estimated based on significant other observable inputs. As such, we consider the fair value of these facilities to be a Level 2 measurement on the fair value hierarchy. See Note 8. Long-Term Debt.
The fair value of the intangible assets acquired as part of the Black Diamond acquisition is determined using unobservable inputs and is considered to be a Level 3 measurement on the fair value hierarchy. See Note 6. Intangible Assets
Certain assets and liabilities, such as property, plant, and equipment, goodwill and other intangible assets, are not required to be measured at fair value on a recurring basis. However, these assets are assessed for impairment, and a resulting impairment would require the asset be recorded at fair value.
Cash and Cash Equivalents  For purposes of reporting cash flows, cash and cash equivalents include unrestricted cash on hand and investments with original maturities of three months or less at the time of purchase.
Transactions with Affiliates Transactions between Noble, its affiliates and us have been identified in the consolidated financial statements as transactions with affiliates. See Note 4. Transactions with Affiliates.
Capital Lease Obligation   We entered into a capital lease for a pond to be used in our fresh water delivery system. The amount of the capital lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments. See Note 15. Commitments and Contingencies.
Unit-Based Compensation Unit-based compensation issued to individuals providing services to us is recorded at grant-date fair value. Expense is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award) in the consolidated statements of operations. See Note 11. Unit-Based Compensation.
Income Taxes We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. As taxes are generally borne by our partners through the allocation of taxable income, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. During third

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

quarter 2017, we commenced operations in the Delaware Basin and are subject to a Texas margin tax. The tax due is based on an entity’s apportioned taxable margin.
For periods prior to the IPO, our consolidated financial statements include a provision for tax expense on income related to the assets that Noble contributed to the Partnership at the IPO date. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. See Note 14. Income Taxes.
Litigation and Other Contingencies We may become subject to legal proceedings, claims and liabilities that will arise in the ordinary course of business. We will accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 15. Commitments and Contingencies.
Supplemental Cash Flow Information We accrued $72.6 million and $99.8 million related to midstream capital expenditures as of December 31, 2018 and 2017, respectively.
Greenfield Member contributed approximately $18.8 million of the amount held in escrow at December 31, 2017 for the purchase of Saddle Butte. See the Reconciliation of Total Cash below.
Immediately prior to closing of the IPO, the Partnership recorded an adjustment to equity of $41.4 million for the elimination of current and deferred tax liabilities, representing a significant non-cash activity.
Cash interest paid totaled $16.3 million and $3.7 million for the years ended December 31, 2018 and December 31, 2017, respectively. Prior to closing of the IPO, interest expense was allocated to us from Noble.
Concentration of Credit Risk For the year ended December 31, 2018, revenues from Noble and its affiliates comprised 79% and 57% of our midstream services revenues and total revenues, respectively. Revenues from a single third party customer, Stanchion Energy, LLC, comprised 66% and 19% of our crude oil sales revenues and total revenues, respectively.
For the years ended December 31, 2017 and 2016, revenues from Noble and its affiliates comprised 94% and 100% of our total revenues, respectively.
Recently Adopted Accounting Standards
Clarifying the Definition of a Business In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01): Business Combinations - Clarifying the Definition of a Business. ASU 2017-01 assists in determining whether certain transactions should be accounted for as acquisitions or dispositions of assets or businesses. The amendment provides a screen to be applied to the fair value of an acquisition or disposal to evaluate whether the assets in question are simply assets or if they meet the definition of a business. If the screen is not met, no further evaluation is needed. If the screen is met, certain steps are subsequently taken to make the determination. We adopted ASU 2017-01 in the first quarter of 2018 and have applied the guidance to the Black Diamond Acquisition.
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
Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04): Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment, to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard, we will perform our goodwill impairment test by performing a qualitative test to determine if a quantitative test is necessary. The quantitative test will compare the fair value of a reporting unit with its carrying amount, with an impairment charge being recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted this ASU in fourth quarter 2018. This adoption did not have a material impact on our financial statements.

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
The new standard provides a number of optional practical expedients in transition. We expect to:

•	elect the package of ‘practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs;

•	adopt the practical expedient pertaining to land easements and plan to account for existing land easements under our current accounting policy;

•
elect the short-term lease recognition exemption for all leases that qualify and as such, no right-of-use (ROU) asset or lease liability will be recorded on the balance sheet and no transition adjustment will be required for short-term leases; and

•	elect the practical expedient to not separate lease and non-lease components for all of our leases.
We do not expect to elect the hindsight practical expedient in determining the lease term and assessing impairment of ROU assets when transitioning to ASC 842.
We continue to execute a project plan, which includes contract review and assessment, data collection, and evaluation of our systems, processes and internal controls. In addition, we implemented a new lease accounting software which will facilitate in the adoption of this standard.
The adoption and implementation of this standard will not have a material effect on our financial statements. While we are finalizing our assessment of the effect of adoption, we estimate the most significant impact will relate to the recognition of new ROU assets and lease liabilities on our balance sheet for operating leases, as well as additional disclosures. Consequently, with adoption, we expect to recognize additional operating liabilities ranging between $1 million to $3 million with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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

Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. The following table provides a reconciliation of total cash:

	Twelve Months Ended December 31,
(in thousands)	2018	2017	2016
Cash and Cash Equivalents at Beginning of Period	$18,026	$57,421	$26,612
Restricted Cash at Beginning of Period (1)	37,505	—	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$55,531	$57,421	$26,612

Cash and Cash Equivalents at End of Period	$10,740	$18,026	$57,421
Restricted Cash at End of Period (1) (2)	951	37,505	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$11,691	$55,531	$57,421

(1)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.

(2)	Restricted cash represents the amount held as collateral at December 31, 2018 for certain of our letters of credit.
Revenue Recognition We generate revenues by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Also, we purchase crude oil from producers and sell crude oil to customers at various delivery points on our gathering systems. We adopted ASC 606 on January 1, 2018, using the modified retrospective method. Under ASC 606, performance obligations are the unit of account and generally represent distinct goods or services that are promised to customers. The adoption of ASC 606 did not have an impact on the recognition, measurement and presentation of our revenues and expenses. See Note 10. Segment Information for disaggregation of revenue by reportable segment.
Performance Obligations For gathering crude oil and natural gas, treating crude oil, delivering and storing fresh water, and collecting, cleaning and disposing of produced water, our performance obligations are satisfied over time using volumes delivered to measure progress. We record revenue related to the volumes delivered at the contract price at the time of delivery.
We began generating revenue from crude oil sales during first quarter 2018 upon closing of the Black Diamond Acquisition. An affiliate of Black Diamond engages in the purchase and sale of crude oil. For our crude oil sales, each unit sold is generally considered a distinct good and the related performance obligation is generally satisfied at a point in time (i.e. at the time control of the crude oil is transferred to the customer). We recognize revenue from the sale of crude oil when our contracted performance obligation to deliver crude oil is satisfied and control of the crude oil is transferred to the customer. This usually occurs when the crude oil is delivered to the location specified in the contract and the title and risks of rewards and ownership are transferred to the customer.
Transaction Price Allocated to Remaining Performance Obligations Revenues expected to be recognized from certain performance obligations that are unsatisfied as of December 31, 2018, are reflected in the following table. We have utilized the practical expedients in ASC 606, which state that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or the transaction price allocated to remaining performance obligations if the performance obligation is part of an agreement that has an original expected duration of one year or less.

(in thousands)	December 31, 2018
2019	$29,851
2020	36,817
2021	37,635
Total	$104,303

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
Crude Oil Purchase and Sale Under our commodity purchase and sale agreements, we purchase crude oil from producers and sell crude oil to customers at various delivery points on our gathering systems. For purchase and sale transactions with the same counterparty, the purchase and sale is settled at the contractual price index on a net basis. We account for these transactions on a net basis, in accordance with ASC 845, Non-Monetary Exchanges. We record the residual fee as gathering revenue in our consolidated statements of operations. For purchase and sale transactions with different counterparties, we purchase the crude oil at market-based prices and sell the crude oil to a different counterparty at market-based prices. Market-based pricing is based on the price index applicable for the location of the sale. We account for these transactions on a gross basis.
Note 3. Acquisition
On January 31, 2018, Black Diamond completed the Black Diamond Acquisition for approximately $638.5 million in cash. Noble Member and Greenfield Member each funded its share of the purchase price, approximately $319.9 million and $318.6 million, respectively, through contributions to Black Diamond. Noble Member funded its share of the purchase price through a combination of cash on hand and borrowings under its revolving credit facility. See Note 8. Long-Term Debt.
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
In connection with the Black Diamond Acquisition, we have incurred acquisition and integration costs of $6.8 million during the year ended December 31, 2018. Our acquisition and integration costs include consulting, advisory, legal, transition services and other fees. All acquisition and integration costs were expensed and are included in general and administrative expense in our consolidated statements of operations.
Purchase Price Allocation The transaction has been accounted for as a business combination, using the acquisition method. The following table represents the final allocation of the total Black Diamond Acquisition purchase price to the assets acquired and the liabilities assumed based on the fair value at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

The following table sets forth our purchase price allocation:

(in thousands)
Cash Consideration	$638,266
PDC Energy Payment	24,120
Current Liabilities Assumed	18,259
Total Purchase Price and Liabilities Assumed	$680,645

Cash and Restricted Cash	$12,518
Accounts Receivable	10,661
Other Current Assets	2,206
Property, Plant and Equipment	205,766
Intangible Assets (1)	339,760
Fair Value of Identifiable Assets	570,911
Implied Goodwill (2)	109,734
Total Asset Value	$680,645

(1)	See Note 6. Intangible Assets.

(2)
Based upon the purchase price allocation, we have recognized $109.7 million of goodwill, all of which is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. As a result of the acquisition, we expect to realize certain synergies which may result from our operation of the Black Diamond system.

The results of operations attributable to Black Diamond are included in our consolidated statements of operations beginning on February 1, 2018. Revenues of $181.2 million and pre-tax net loss of $11.5 million from Black Diamond were generated from February 1, 2018 to December 31, 2018.
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

	Year Ended December 31,
(in thousands, except per unit amounts)	2018	2017
Revenues	$506,032	$355,159
Net Income	186,391	138,940
Net Income Attributable to Noble Midstream Partners LP	$161,068	$123,375

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$3.92	$3.59
Diluted	$3.92	$3.59

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 4. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Crude Oil, Natural Gas and Produced Water Gathering	$207,920	$142,864	$94,160
Fresh Water Delivery	69,266	75,860	60,001
Other	3,976	5,677	6,563
Total Midstream Services — Affiliate	$281,162	$224,401	$160,724

Expenses General and administrative expense consists of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
General and Administrative Expense — Affiliate	$7,493	$7,323	$6,984
General and Administrative Expense — Third Party	16,757	6,073	2,930
Total General and Administrative Expense	$24,250	$13,396	$9,914

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

•
Natural Gas Compression Agreement - Under the applicable natural gas compression agreement, we receive a volumetric fee per thousand cubic feet (Mcf) for the natural gas compression services we provide.

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

In accordance with our commercial agreements with Noble, we provide midstream services through the use of our midstream assets. We have determined that the structure of our commercial agreements conveys to Noble the right to use our midstream assets. Revenues generated from the commercial agreements are recorded within Midstream Services - Affiliate in our consolidated statement of operations. We believe recording within Midstream Services - Affiliate reflects the nature of the commercial agreement, is representative of the revenues generated by the midstream industry and provides our investors with the information necessary to evaluate our operations.
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

•	our right of first offer to acquire Noble’s retained interests in each of the DevCos; and

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

•	an initial term of 15 years and automatic extensions for successive renewal terms of one year each, unless terminated by either party.
Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	December 31, 2018	December 31, 2017
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$1,199,679	$451,275
Fresh Water Delivery System (1)	78,820	76,745
Crude Oil Treating Facilities	20,027	20,099
Construction-in-Progress (2)	202,083	157,920
Total Property, Plant and Equipment, at Cost	1,500,609	706,039
Accumulated Depreciation and Amortization	(79,357)	(44,271)
Property, Plant and Equipment, Net	$1,421,252	$661,768

(1)	Fresh water delivery system assets at December 31, 2018 and December 31, 2017 include $5 million related to a leased pond accounted for as a capital lease. See Note 15. Commitments and Contingencies.

(2)
Construction-in-progress at December 31, 2018 primarily includes $147.1 million in gathering system projects, $21.6 million in fresh water delivery system projects and $32.8 million in equipment for use in future projects. Construction-in-progress at December 31, 2017 primarily includes $157.4 million in gathering system projects and $0.5 million in fresh water delivery system projects.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 6. Intangible Assets
Our intangible assets as of December 31, 2018 are comprised of customer contracts and relationships from the Black Diamond Acquisition and were recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The customer contracts we acquired are long-term, fixed-fee contracts for the purchase and sale of crude oil. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for further discussion of our crude oil purchase and sale revenue agreements. Fair value was calculated using the multi-period excess earnings method under the income approach for the existing customers. This valuation method is based on first forecasting gross profit for the existing customers and then applying expected attrition rates. The operating cash flows were calculated by determining the costs required to generate gross profit from the existing customers. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate. As the fair value is based on inputs that are not observable in the market, these represent Level 3 inputs.
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
Our intangible assets are as follows:

		December 31, 2018
	Useful Life	Intangible Assets, Gross (in thousands)	Accumulated Amortization (in thousands)	Intangible Assets, Net (in thousands)
Customer Contracts and Relationships	7-13 years (1)	$339,760	$29,558	$310,202

(1)	The weighted average useful life of our customer contracts and customer relationships is approximately 11 years.
Estimated future amortization expense related to the intangible assets at December 31, 2018 is as follows:

(in thousands)	December 31, 2018
2019	$32,301
2020	32,390
2021	32,301
2022	32,301
2023	32,301
Thereafter	148,608
Total	$310,202

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 7. Investments
The following table presents our investments at the dates indicated:

(in thousands)	December 31, 2018	December 31, 2017
Advantage Joint Venture (1)	$72,944	$70,283
White Cliffs Interest	9,373	10,178
Total Investments	$82,317	$80,461

(1)	We capitalized $1.7 million in acquisition related expenses that are included in the basis of the investment. As of December 31, 2018, $1.6 million in acquisition related expenses remains unamortized.
The following table presents our investment income for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Advantage Joint Venture (1)	$11,880	$1,779	$—
White Cliffs Interest	3,687	4,088	4,526
Other (2)	722	467	—
Total Investment Income	$16,289	$6,334	$4,526

(1)
Includes the amortization of acquisition related expenses. As we completed the Advantage acquisition on April 3, 2017, the year-to-date results are for the period beginning on April 3, 2017 and ending on December 31, 2017.

(2)	Represents income associated with our fee for serving as the operator of the Advantage Joint Venture. The fee totals approximately $0.7 million per year.
Note 8. Long-Term Debt
Long-term debt as of December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018		December 31, 2017
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$60,000	3.67%	$85,000	2.75%
Term Loan Credit Facility, due July 31, 2021	500,000	3.42%	—	—%
Long-Term Debt, Gross	560,000		85,000
Term Loan Credit Facility Unamortized Debt Issuance Costs	(979)		—
Long-Term Debt	$559,021		$85,000

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
During the year ended December 31, 2018, borrowings under our revolving credit facility were primarily used to fund portions of our construction activities and the Black Diamond Acquisition. During third quarter 2018, we repaid $480 million on our revolving credit facility through the issuance of our term loan credit facility. See Term Loan Credit Facility below.
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
The unused portion of the revolving credit facility is subject to a commitment fee. As of December 31, 2017 and December 31, 2018, the commitment fee rate was 0.2%. Unamortized debt issuance costs totaled $1.4 million and $2.7 million as of

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

December 31, 2017 and December 31, 2018, respectively, and are recorded within other noncurrent assets in our consolidated balance sheets.
The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of December 31, 2018. Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
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
The term loan credit facility contains customary representations and warranties, affirmative and negative covenants, and events of default that are substantially the same as those contained in our revolving credit facility, including the requirement to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with the term loan credit facility covenants as of December 31, 2018. Upon the occurrence and during the continuation of an event of default under the term loan credit facility, the lenders may declare all amounts outstanding under the term loan credit facility to be immediately due and payable and exercise other remedies as provided by applicable law.
Note 9. Asset Retirement Obligations
AROs consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in AROs are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Asset Retirement Obligations, Beginning Balance	$10,416	$5,415
Liabilities Incurred	5,582	4,828
Revision of Estimate	662	(151)
Accretion Expense (1)	670	324
Asset Retirement Obligations, Ending Balance	$17,330	$10,416

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred in 2018 were primarily related to the completion of the CGFs in the Delaware Basin. During 2018, we completed the Coronado, Collier and Billy Miner Train II CGFs. Revisions of estimates during 2018 were primarily related to an increase in estimated costs associated with the retirement of our CGFs.
With respect to property, plant and equipment acquired in the Black Diamond Acquisition, it is our practice and current intent to maintain these assets and continue to make improvements as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no AROs have been recorded for these assets as of December 31, 2018.
Liabilities incurred in 2017 were primarily related to our Billy Miner I and Jesse James CGFs in the Delaware Basin as well as the expansion of our gathering systems in the Delaware Basin and Greeley Crescent IDP area.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 10. Segment Information
Our operations are located in the U.S. and are organized into the following reportable segments: Gathering Systems (primarily includes crude oil, natural gas and produced water gathering and crude oil sales), Fresh Water Delivery, and Investments and Other. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services. Our reportable segments comprise the structure used to make key operating decisions and assess performance.
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems(1)	Fresh Water Delivery(1)	Investments and Other (1) (2)	Consolidated
Year Ended December 31, 2018
Midstream Services — Affiliate	$211,896	$69,266	$—	$281,162
Midstream Services — Third Party	53,523	19,345	—	72,868
Crude Oil Sales — Third Party	141,490	—	—	141,490
Total Midstream Services Revenues	406,909	88,611	—	495,520
Cost of Crude Oil Sales	136,368	—	—	136,368
Direct Operating Expense	68,478	14,269	1,735	84,482
Depreciation and Amortization	63,055	2,259	—	65,314
Income (Loss) Before Income Taxes	137,203	72,083	(20,189)	189,097
Year Ended December 31, 2017
Midstream Services — Affiliate	$148,541	$75,860	$—	$224,401
Midstream Services — Third Party	3,971	10,909	—	14,880
Total Midstream Services Revenues	152,512	86,769	—	239,281
Direct Operating Expense	37,138	16,011	858	54,007
Depreciation and Amortization	10,687	2,266	—	12,953
Income (Loss) Before Income Taxes	104,687	68,492	(9,523)	163,656
Year Ended December 31, 2016
Midstream Services — Affiliate	$100,723	$60,001	$—	$160,724
Direct Operating Expense	14,443	14,390	274	29,107
Depreciation and Amortization	7,361	1,705	—	9,066
Income (Loss) Before Income Taxes	78,919	43,906	(9,035)	113,790
December 31, 2018
Intangible Assets, Net	$310,202	$—	$—	$310,202
Goodwill	109,734	—	—	109,734
Total Assets	1,804,100	96,280	97,537	1,997,917
Additions to Long-Lived Assets	735,425	23,018	555	758,998
December 31, 2017
Total Assets	$593,590	$68,178	$167,990	$829,758
Additions to Long-Lived Assets	373,857	16,469	—	390,326
December 31, 2016
Total Assets	$224,861	$54,542	$89,956	$369,359
Additions to Long-Lived Assets	30,020	2,564	—	32,584

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
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of Common Units will be available for delivery pursuant to other awards. As of December 31, 2018, 1,763,411 Common Units are available for future grant under the LTIP.
Restricted unit activity for the year ended December 31, 2018 was as follows:

	Number of Units	Weighted Average Award Date Fair Value
Awarded and Unvested Units at December 31, 2017	34,704	$45.10
Awarded	54,017	54.80
Vested	(11,049)	44.62
Forfeited	(6,253)	51.92
Awarded and Unvested Units at December 31, 2018	71,419	$51.92

As of December 31, 2018, $2.2 million of compensation cost related to all of our unvested restricted units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Note 12. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2016(2)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$—	$13,782
Q1 2017	May 8, 2017	May 16, 2017	$0.4108	$6,533	$6,533	$—	$13,066
Q2 2017	August 7, 2017	August 14, 2017	$0.4457	$8,909	$7,088	$92	$16,089
Q3 2017	November 6, 2017	November 13, 2017	$0.4665	$9,330	$7,418	$223	$16,971
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851
Q1 2018	May 7, 2018	May 14, 2018	$0.5110	$12,103	$8,126	$819	$21,048
Q2 2018	August 6, 2018	August 13, 2018	$0.5348	$12,668	$8,504	$1,134	$22,306
Q3 2018	November 5, 2018	November 13, 2018	$0.5597	$13,258	$8,901	$1,462	$23,621

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the LTIP.

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

Cash Distributions On January 24, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.5858 per limited partner unit. The distribution was paid on February 11, 2019, to unitholders of record on February 4, 2019. Also on February 11, 2019, a cash distribution of $2.4 million was paid to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated unit.
Note 13. Net Income Per Limited Partner Unit
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
Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net Income Attributable to Noble Midstream Partners LP	$162,734	$140,572	$28,458
Less: Net Income Attributable to Incentive Distribution Rights	5,836	835	—
Net Income Attributable to Limited Partners	$156,898	$139,737	$28,458

Net Income Allocable to Common Units	$93,875	$75,076	$14,229
Net Income Allocable to Subordinated Units	63,023	64,661	14,229
Net Income Attributable to Limited Partners	$156,898	$139,737	$28,458

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$3.96	$4.10	$0.89
Diluted	$3.96	$4.10	$0.89

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,686	18,192	15,903
Subordinated Units	15,903	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	23,701	18,204	15,903
Subordinated Units	15,903	15,903	15,903

Antidilutive Restricted Units	24	4	—

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 14. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income, and accordingly for the periods subsequent to the IPO, we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes.
On December 22, 2017, the US Congress enacted Tax Reform Legislation, which made significant changes to US federal income tax law, including Section 163(j) interest expense limitation rules which have no current impact to the Partnership, but could increase taxable income flowing through to our partners in future years.
We recorded a de minimis state tax provision for the years ended December 31, 2018 and December 31, 2017 associated with a Texas margin tax. The income tax provision for the year ended December 31, 2016 consists of the following:

(in thousands)	Year Ended December 31, 2016
Current	$15,450
Deferred	12,838
Total Income Tax Provision	$28,288
Effective Tax Rate (1)	24.9%

(1)	The effective tax rate for the period beginning on January 1, 2016 and ending on the IPO date was 38.1%.
See Note 2. Summary of Significant Accounting Policies and Basis of Presentation above for discussion of elimination of current and deferred tax liabilities prior to the IPO.
Note 15. Commitments and Contingencies
Legal Proceedings  We may become involved in various legal proceedings in the ordinary course of business. These proceedings would be subject to the uncertainties inherent in any litigation, and we will regularly assess the need for accounting recognition or disclosure of these contingencies. We will defend ourselves vigorously in all such matters.
For periods prior to the IPO, we were part of Noble’s integrated business. In the ordinary course of business, Noble is from time to time party to various judicial and administrative proceedings. As of December 31, 2018 and December 31, 2017, we did not have accrued liabilities for any legal contingencies related to us.
Based on currently available information, we believe it is unlikely that the outcome of known matters would have a material adverse impact on our combined financial condition, results of operations or cash flows.
Omnibus Agreement Our omnibus agreement with Noble contractually requires us to pay a fixed annual fee of $6.9 million (prorated for the first year of service) to Noble for certain administrative and operational support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Noble controls our general partner. See Note 4. Transactions with Affiliates.
Capital Lease During third quarter 2016, we leased a pond for use in our fresh water delivery system. We are accounting for the lease as a capital lease. The discounted present value of future minimum lease payments totals approximately $3.2 million as of December 31, 2018.
Crude Oil Purchase Commitments An affiliate of Black Diamond enters into agreements to purchase crude oil from producers at market-based prices. The agreements do not contain provisions regarding fixed or minimum quantities of crude oil to be purchased.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Minimum commitments as of December 31, 2018 are as follows:

(in thousands)	Omnibus Fee (1)	Future Minimum Capital Lease Payments	Future Minimum Operating Lease Payments	Purchase Obligations (2)	Transportation Fees	Surface Lease Obligations
2019	$6,850	$3,231	$1,733	$3,637	$1,825	$129
2020	—	—	—	—	605	129
2021	—	—	—	—	—	130
2022	—	—	—	—	—	89
2023	—	—	—	—	—	89
2024 and Beyond	—	—	—	—	—	2,180
Total	$6,850	$3,231	$1,733	$3,637	$2,430	$2,746

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

Note 16. Subsequent Events
EPIC Equity Interests On August 2, 2018, Noble assigned its option with EPIC Midstream Holdings, LP (EPIC) to acquire a 15% equity interest in the EPIC Y-Grade Pipeline to the Partnership. On January 31, 2019, Noble assigned its option to acquire a 30% equity interest in the EPIC Crude Oil Pipeline to the Partnership. Both options were set to expire February 1, 2019.
On January 31, 2019, the Partnership exercised and closed its option with EPIC to acquire the equity interest in the EPIC Y-Grade Pipeline. At closing, we made cash contributions of approximately $103 million.
Also on January 31, 2019, the Partnership exercised its option to acquire the equity interest in the EPIC Crude Oil Pipeline. Closing of the Partnership’s equity interest in the EPIC Crude Oil Pipeline is expected to occur later in first quarter 2019, subject to certain conditions precedent.
Delaware Crossing Joint Venture On October 2, 2018, we entered into a non-binding letter of intent with Salt Creek Midstream LLC (Salt Creek) to form a 50/50 joint venture to construct a crude oil pipeline system with a capacity of 160 MBbl/d in the Delaware Basin. On February 7, 2019, we executed definitive agreements and completed the formation of Delaware Crossing LLC (Delaware Crossing Joint Venture). As Salt Creek has commenced construction of the pipeline prior to formation, we made capital contributions of approximately $38 million at closing.
Revolving Credit Facility We utilized proceeds from our revolving credit facility to fund our contributions in connection with the closing of the EPIC Y-Grade equity interest and Delaware Crossing Joint Venture. As of February 15, 2019, $260 million was outstanding under our revolving credit facility.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Supplemental Quarterly Financial Information
(Unaudited)

Supplemental quarterly financial information is as follows:

(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Total Revenues	$97,733	$121,971	$139,163	$136,653
Operating Income	37,375	42,215	48,249	55,461
Income Before Income Taxes	39,210	44,625	48,609	56,653
Net Income	39,136	44,442	48,703	56,595
Net Income Attributable to Limited Partners	38,542	35,450	43,155	39,751

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$0.97	$0.9	$1.09	$1.00
Diluted	0.97	0.9	1.09	1.00
Year Ended December 31, 2017
Total Revenues	$50,314	$57,783	$63,111	$68,073
Operating Income	33,722	37,566	42,750	44,887
Income Before Income Taxes	34,520	39,107	43,789	46,240
Net Income	34,520	39,107	43,756	46,253
Net Income Attributable to Limited Partners	24,342	31,500	41,447	42,448

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$0.77	$0.98	$1.15	$1.16
Diluted	0.77	0.98	1.15	1.16

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
Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based upon their evaluation, they have concluded that our disclosure controls and procedures were effective and provide an effective means to ensure that information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. Based on our assessment, our internal controls over financial reporting were effective. There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. While all of the employees that conduct our business are employed by our General Partner or its affiliates, in this Annual Report, we sometimes refer to these individuals as our employees.
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
While the audit committee of the board of directors of our General Partner oversees the Partnership’s financial reporting process on behalf of the board of directors, management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviews and discusses with management the audited financial statements contained in this Annual Report.
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
Non-Management Executive Sessions and Unitholder Communications
During the fiscal year ended December 31, 2018, the non-management directors met four times in executive session. Ms. Vanderhider, as Chair of the Audit Committee, acted as presiding director in such sessions.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at Noble Midstream Partners LP, 1001 Noble Energy Way, Houston, Texas 77070. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the fiscal year ended December 31, 2018, our board of directors had six meetings and our audit committee had four meetings. All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings. Each of our directors attended all of the meetings of the board of directors, pricing committee and audit committee on which such director served.
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

Directors and Executive Officers
Directors are appointed by Noble, the sole member of our General Partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors and executive officers of our General Partner as of December 31, 2018.

Name	Age	Position with Our General Partner
Terry R. Gerhart	58	Chief Executive Officer and Director
Kenneth M. Fisher	57	Chairman of the Board of Directors
Thomas H. Walker	48	Director
Brent J. Smolik	57	Director
Hallie A. Vanderhider	61	Director
Martin Salinas, Jr.	46	Director
Andrew E. Viens	64	Director
John F. Bookout, IV	32	Chief Financial Officer
Thomas W. Christensen	36	Chief Accounting Officer
John C. Nicholson	34	Chief Operating Officer
Harry R. Beaudry	48	General Counsel and Secretary
Terry R. Gerhart was appointed Chief Executive Officer and as a director of our General Partner in October 2015. Mr. Gerhart applies more than 34 years of industry experience to ensure safe, responsible delivery of midstream solutions to Noble Energy and other producers. In addition to this role, Mr. Gerhart serves as Senior Vice President, Midstream, for Noble, which he was appointed to in February 2018. At Noble, Mr. Gerhart previously served as Senior Vice President Global Operations Services from September 2015 to February 2018, Vice President Africa from April 2013 to September 2015, Vice President Eastern Mediterranean Operations from August 2011 to April 2013, and Vice President International Non-Operated Assets and Global Gas Monetization from December 2009 to August 2011. He began his career with Atlantic Richfield as a petroleum engineer holding various engineering, operations and management positions of increasing importance. He was part of the team that started the U.S. independent Vastar Resources, worked later as an executive for BP, and then with a technology based exploration start-up company before joining Noble. During his career, he has helped design, construct, operate, and manage upstream oil and gas gathering and treatment facilities, natural gas processing plants, and offshore production facilities throughout the world. We believe that Mr. Gerhart’s substantial prior experience with Noble and other companies engaged in energy-related businesses will provide the board of directors with valuable insight.
Kenneth M. Fisher was appointed as Chairman of the board of directors of our General Partner in October 2015. Mr. Fisher serves as Executive Vice President and Chief Financial Officer of Noble, which he was elected to in April 2014, previously serving as Senior Vice President and Chief Financial Officer from November 2009. Before joining Noble, Mr. Fisher served in a number of senior leadership roles at Shell from 2002 to 2009, including as Executive Vice President of Finance for Upstream Americas, Director of Strategy & Business Development for Royal Dutch Shell plc in The Hague, Executive Vice President of Strategy and Portfolio for Global Downstream in London and Chief Financial Officer of Shell Oil Products U.S. responsible for U.S. downstream finance operations including Shell Pipeline Company. Prior to joining Shell in 2002, Mr. Fisher held senior finance positions within business units of General Electric Company. Mr. Fisher currently serves on the board of directors of Apergy Corporation as a director and audit committee chairman. We believe Mr. Fisher’s energy industry and financial experience will provide the board of directors of our General Partner with valuable experience in our financial and accounting matters.
Thomas H. Walker was appointed to the board of directors of our General Partner in July 2018. Mr. Walker serves as Senior Vice President of Noble Energy, which he was appointed to in February 2018, and is currently responsible for Noble Energy’s U.S. Onshore operations. Mr. Walker previously served as Vice President of West Africa and the U.S. Gulf of Mexico from 2014 and Director of Strategic Planning, Environmental Analysis and Reserves, managed Noble Energy’s operated West Africa assets, non-operated international assets and frontier business ventures and was a member of Noble Energy’s business development team from 2007. Prior to joining Noble Energy in 2007, Mr. Walker held various positions at Amoco and BP America. We believe Mr. Walker’s extensive knowledge of the oil and gas industry and multi-basin operating management experience will provide the board of directors of our general partner with valuable experience.
Brent J. Smolik was appointed to the board of directors of our General Partner in November 2018. Mr. Smolik serves as President and Chief Operating Officer for Noble, which he was appointed to in November 2018. Before joining Noble in November 2018, Mr. Smolik served as President, Chief Executive Officer and Chairman of The Board of EP Energy

Corporation and EP Energy LLC from 2012 through 2017.  He was previously Executive Vice President and a member of the Executive Committee of El Paso Corporation and President of the El Paso Exploration and Production Company. From 2004 - 2006, Mr. Smolik served as President of ConocoPhillips Canada and Burlington Resources Canada. From 1990-2004 he worked in numerous engineering and asset management capacities for Burlington Resources Inc., including the Chief Engineering role from 2000-2004.  He began his career with ARCO Oil and Gas in 1984. Mr. Smolik previously served on the boards of directors of Cameron International Corporation, America’s Natural Gas Alliance, and the Independent Petroleum Association of America and the American Exploration and Production Council. We believe Mr. Smolik’s technical, operating and leadership experience in the energy industry will provide the board of directors of our General Partner with valuable experience.
Hallie A. Vanderhider was appointed to the board of directors of our General Partner in September 2016 and serves as chair of the audit committee and a member of the conflicts committee. Ms. Vanderhider currently serves as Managing Director of SFC Energy Management, L.P. Ms. Vanderhider previously served as the Managing Partner of Catalyst Partners, LLC, from May 2013 to June 2018. Previously, she served as a member of the board of directors and as the President and Chief Operating Officer at Black Stone Minerals Company, L.P. (Black Stone), from October 2007 through May 2013. She joined Black Stone in 2003 and served as its Executive Vice President and Chief Financial Officer until being appointed as the President and Chief Operating Officer in 2007. Ms. Vanderhider served as Chief Financial Officer of EnCap Investments L.P. and served in a variety of positions at Damson Oil Corp., including as Chief Accounting Officer. In addition, she served on the following boards of directors: Mississippi Resources LLC, from August 2014 to February 2016; PetroLogistics GP LLC, from April 2013 to July 2014; Bright Horizons LLC from October 2013 to January 2016; Armor Energy LLC, Frostwood Energy, LLC, and Greystone Petroleum, LLC from May 2016 to present; and Grey Rock Energy Management LLC from August 2013 to present. We believe that Ms. Vanderhider’s previous experience with master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, will provide her the necessary skills to be a member of the board of directors of our General Partner.
Martin Salinas, Jr. was appointed to the board of directors of our General Partner in October 2016 and is a member of the audit committee and a member of the conflicts committee. Mr. Salinas served as the Chief Executive Officer of Phase 4 Energy Partners, Inc., from October 2015 to December 2018. Previously, he served as Chief Financial Officer of Energy Transfer Partners, L.P. from June 2008 through April of 2015. He joined Energy Transfer Partners, L.P. in 2004 and served as Controller and Vice-President of Finance until being appointed as Chief Financial Officer in 2008. In addition to serving as Chief Financial Officer for Energy Transfer Partners, Mr. Salinas also served as Sunoco Logistics, L.P.’s Chief Financial Officer and a member of its Board of Directors from October 2012 through April 2015 and as a member of the Board of Directors for Sunoco Partners, L.P. from March 2014 until April 2015. Prior to joining Energy Transfer Partners, L.P., Mr. Salinas worked at KPMG, LLP from September 1994 through August 2004 serving audit clients primarily in the Oil and Gas industry. Mr. Salinas was appointed to the board of directors for Green Plains Partners LP in July 2018. We believe that Mr. Salinas’s prior experience as an auditor and chief financial officer will provide the board of directors of our General Partner with valuable experience with respect to our accounting and financial matters.
Andrew E. Viens was appointed to the board of directors of our General Partner in June 2017. Mr. Viens evaluated potential business opportunities between April 2015 and June 2017. Mr. Viens was President, Global Marketing, for Phillips 66 until April 15, 2015 when he retired. He has 35 years of experience in various roles throughout the oil and gas and downstream industries. He was also a director on the DCP Midstream board from July 2012 until his retirement in April 2015. Before joining Phillips 66 in May 2012, as President, Global Marketing, Mr. Viens had held the same role with ConocoPhillips since March 2010. He had served as President, U.S. Marketing since May 2009. Previously, he held the position of General Manager, Commercial Marine from March 2007 to April 2009. He was appointed Manager, Heavy Products Trading in October 2003 after working as General Manager, Business Optimization. Prior to his career with ConocoPhillips, Mr. Viens worked for Tosco, and from April 1999 through the Phillips Petroleum acquisition of Tosco and through the Conoco and Phillips merger, he served as Manager of Wholesale Marketing and Diversified Business. His Tosco career had started in 1997 when he moved to Tempe as Manager of Product Supply and Trading. We believe that Mr. Vien’s prior experience in the energy industry will provide the board of directors of our General Partner with valuable experience.
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
John C. Nicholson was appointed Chief Operating Officer in October 2015. Mr. Nicholson joined Noble in June 2007 and has held various engineering, operations and financial positions of increasing responsibility, both domestically and internationally. Mr. Nicholson previously served in Investor Relations for Noble from July 2014 until his appointment to Chief Operating Officer and served as a Project Manager for a deepwater development offshore West Africa from January 2012 to July 2014.
Harry R. Beaudry was appointed General Counsel and Secretary in October 2018. Mr. Beaudry has also served as Associate General Counsel of Noble Energy since joining in March 2017, with responsibility for the corporate services and midstream legal functions. Prior to joining Noble, Mr. Beaudry was a partner practicing corporate and securities law at the law firm of Mayer Brown LLP, which he joined in January 2013. From October 2000 to January 2013, Mr. Beaudry practiced corporate and securities law at the law firm of Thompson & Knight LLP.
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
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2018, with the following exception: the Form 3 filing for Mr. Brent J. Smolik in connection with his appointment to the board of directors of Noble Midstream GP LLC on November 26, 2018 was late.

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
For 2018, our Named Executive Officers (the NEOs) were:

•	Terry R. Gerhart, Chief Executive Officer;

•	John F. Bookout, IV, Chief Financial Officer;

•	John C. Nicholson, Chief Operating Officer;

•	Thomas W. Christensen, Chief Accounting Officer; and

•	Harry R. Beaudry, General Counsel and Secretary.
Mr. Gerhart, who is also an executive officer of Noble, devotes a portion of his time to his role at Noble and spends time, as needed, managing our business and affairs. In fiscal year 2018, Mr. Gerhart devoted approximately 60% of his time to managing our business and affairs. Mr. Beaudry was appointed an executive officer of our General Partner in October 2018. In fiscal year 2018, Mr. Beaudry devoted approximately 50% of his time to managing our business and affairs. Messrs. Bookout, Nicholson, and Christensen are employees of Noble and devote substantially all of their working time to us and our General Partner.
Elements of Compensation
Noble provides compensation to our executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements. The chart below shows the target compensation mix for Messrs. Gerhart, Bookout, Nicholson and Christensen based on their base salaries at the end of 2018. The chart below excludes the supplemental restricted unit awards and supplemental cliff vesting restricted shares of Noble stock granted in February 2018 to Messrs. Bookout and Nicholson. Because Mr. Beaudry was not appointed an executive officer until October 2018, he has been excluded from the chart below.

The following sets forth a more detailed explanation of the elements of Noble’s compensation programs as they relate to Messrs. Gerhart, Bookout, Nicholson, Christensen and Beaudry.
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

Name	Base Salary as of 12/31/2017 ($)	Base Salary as of 12/31/2018 ($)	Percentage Increase
Terry R. Gerhart	—	237,000	N/A
John F. Bookout, IV	230,000	230,000	—%
John C. Nicholson	230,000	230,000	—%
Thomas W. Christensen	178,000	200,000	12%
Harry R. Beaudry	—	137,500	N/A
Short-Term Incentive Plan
Noble’s short-term incentive plan (the STIP) provides participants with an opportunity to earn performance-based annual cash bonus awards. Target annual bonus levels are established at or before the beginning of each year and are based on a percentage of the executive’s base salary. The table below provides annual bonus targets and maximum potential payouts for 2018 for each of Messrs. Gerhart, Bookout, Nicholson, Christensen and Beaudry.

Name	Target (as a % of Base Salary)
Terry R. Gerhart	65%
John F. Bookout, IV	35%
John C. Nicholson	35%
Thomas W. Christensen	30%
Harry R. Beaudry	35%
The STIP is weighted 60% on quantitative measures and 40% on qualitative measures. The performance goals are designed to motivate performance and compensate employees for annual contributions. Based on the results of Noble’s performance versus its qualitative and quantitative targets, Noble arrived at an overall company performance factor of 85% of target for the 2018 STIP.
2018 STIP Payments
The cash payout under the STIP occurred in February 2018, and the following table shows the final STIP payouts to our Named Executive Officers:

Name	2018 STIP Payout ($)
Terry R. Gerhart	131,421
John F. Bookout, IV	79,407
John C. Nicholson	79,407
Thomas W. Christensen	53,485
Harry R. Beaudry	39,216
Long-Term Equity-Based Compensation Awards
Our Named Executive Officers are eligible to participate in the LTIP and Noble’s equity compensation programs.
Time-Based Restricted Units
The board grants these time-based restricted units to provide a retention incentive to the Named Executive Officers and align the interests of our Named Executive Officers with our unitholders.

In February 2018, Messrs. Gerhart, Bookout, Nicholson and Christensen received a grant of time-based restricted units under the LTIP. As Mr. Beaudry became a Named Executive Officer during October 2018, he did not receive a grant of time-based restricted units under the LTIP in February 2018. These restricted units will vest, subject to the conditions set forth in the applicable award agreements, as follows:

Vesting Date	Portion of the Restricted Units that Become Vested
February 1, 2019	20%
February 1, 2020	30%
February 1, 2021	50%
Also during 2018, Messrs. Bookout, Nicholson and Beaudry received a grant of time-based restricted units under the LTIP that vest on the third anniversary of the grant date. These restricted units will vest as follows:

Name	Vesting Date
John F. Bookout, IV	February 1, 2021
John C. Nicholson	February 1, 2021
Harry R. Beaudry	October 1, 2021
Noble Equity Compensation Awards
Under Noble’s 1992 Stock Option and Restricted Stock Plan (the 1992 Plan), as amended from time to time, and Noble’s 2017 Stock Option and Restricted Stock Plan (the 2017 Plan) our Named Executive Officers may receive grants of stock options, restricted stock and performance awards. Equity‑based awards under the 2017 Plan received by our Named Executive Officers in 2018 included time-based restricted shares and stock options. The time-based restricted shares vest 20%, 30%, and 50% on the first, second, and third anniversaries of the date of grant, respectively. Certain time-based restricted shares vest on the third anniversary of the grant date. The stock options become exercisable as to one-third of the shares subject to the award on each of the first, second, and third anniversaries of the date of grant.
Retirement and Additional Benefits
Our Named Executive Officers are also eligible to participate in the employee benefit plans and programs that Noble offers to its employees, subject to the terms and eligibility requirements of those plans. During 2018, our Named Executive Officers participated in Noble’s 401(k) plan. Noble provides dollar-for-dollar matching contributions up to 6% of a participant’s eligible compensation. All of our Named Executive Officers are fully vested in their Company matching contributions. In addition, Noble makes the following age-weighted contributions to the 401(k) plan for each participant, including the Named Executive Officers:

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
Unit Ownership Guidelines
We maintain unit ownership guidelines for our officers and non-employee directors. We believe that these guidelines reinforce the alignment of the long‑term interests of our Named Executive Officers and unitholders and help discourage excessive risk-taking. Each Named Executive Officer is expected to hold Common Units with a value equal to at least their base salary. The Named Executive Officers have five years from our IPO to achieve compliance. Named Executive Officers who are not in compliance with the unit ownership guidelines will be required to retain 50% of any net units they subsequently acquire upon vesting until the required ownership multiple is achieved. As of February 15, 2019, all Named Executive Officers were in compliance with the guidelines or were within the permitted time frame to come into compliance with the guidelines.
Risk Assessment
We are managed and operated by the officers of our General Partner, and employees of Noble provide services to us through the Operational Services Agreement and the Omnibus Agreement. Other than with respect to equity incentive awards approved by the board pursuant to the LTIP, we do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. The board believes that the grant of equity incentive awards pursuant to the LTIP does not encourage excessive and unnecessary risk taking, and the level of risk that it does encourage is not reasonably likely to have a material adverse effect on us. For an analysis of any risks arising from Noble’s compensation policies and practices, please read Noble’s 2019 Proxy Statement (which is not, and shall not be deemed to be, incorporated by reference herein), which we expect will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
Actions Taken Following Fiscal-Year End
In February 2019, the board approved awards of restricted units to each of our Named Executive Officers. The restricted units granted to each of our Named Executive Officers vest 20%, 30%, and 50% on the first, second, and third anniversaries of the date of grant, respectively. Also in February 2019, the board approved awards of restricted units to Messrs. Bookout, Nicholson and Christensen. The restricted units granted to Messrs. Bookout, Nicholson and Christensen vest on the third anniversary of the grant date
Compensation Committee Interlocks and Insider Participation
As a limited partnership, the board of directors of our general partner is not required by the rules of the NYSE to have a compensation committee. None of the executive officers of our general partner serve on the board of directors or compensation committee of a company that has an executive officer that serves on the board of directors of our general partner. No member of the board of directors of our general partner is an executive officer of a company in which one of the executive officers of our general partner serves as a member of the board of directors or compensation committee of that company.
Compensation Committee Report
The following report of the board on executive compensation shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing made with the SEC, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.
We do not maintain a separate compensation committee. As a result, the board has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein and, based on such review and discussions, determined that it be included in this Annual Report.

Submitted by:	Terry R. Gerhart
Kenneth M. Fisher
Thomas H. Walker
Brent J. Smolik
Hallie A. Vanderhider
Martin Salinas, Jr.
Andrew E. Viens

Summary Compensation Table
The following summarizes the total compensation paid to our Named Executive Officers for their services to us during the fiscal years ending December 31, 2018 and December 31, 2017 and the portion of the fiscal year ending December 31, 2016 following our IPO. Except as specifically noted, the amounts included in that able below reflect the portion of the expense allocated to us by Noble based on the percentage of each Named Executive Officer’s overall working time was devoted to our business for the applicable fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Compensation ($)	All Other Compensation ($) (6)	Total ($)
Terry R. Gerhart (Chief Executive Officer and Director)(1)	2018	234,536	—	794,961	45,000	131,421	47,498	1,253,416
	2017	—	—	139,984	—	—	5,585	145,569
	2016	—	—	—	—	—	—	—
John F. Bookout, IV (Chief Financial Officer)(2)	2018	230,000	—	625,834	—	79,407	52,915	988,156
	2017	184,423	10,000	241,290	20,447	129,423	29,777	615,360
	2016	44,055	50,000	9,092	3,035	14,952	6,105	127,239
John C. Nicholson (Chief Operating Officer)(2)	2018	230,000	—	627,963	—	79,407	53,916	991,286
	2017	189,423	—	277,613	29,212	112,864	31,836	640,948
	2016	48,868	40,000	18,792	6,265	19,478	6,883	140,286
Thomas W. Christensen (Chief Accounting Officer)(2)	2018	194,070	—	85,374	—	53,485	34,985	367,914
	2017	177,424	—	150,259	20,434	65,673	30,019	443,809
	2016	48,819	—	15,165	15,165	20,728	6,432	106,309
Harry R. Beaudry (General Counsel and Secretary)(3)	2018	132,019	—	231,236		39,216	27,960	430,431

(1)
For 2018, Mr. Gerhart devoted approximately 60% of his overall working time to our business and the amounts are prorated to reflect this. For 2017, Mr. Gerhart devoted approximately 15% of his overall working time to our business, and during 2017, the compensation he received from Noble in relation to the services he provides for us did not comprise a material amount of his total compensation.

(2)
Messrs. Bookout, Nicholson and Christensen devote substantially all of their overall working time to our business. The amounts set forth above reflect the portion of our Named Executive Officers’ compensation that is attributable to the management of the operational aspects of our business. For 2016, the amounts reported for each of Messrs. Bookout, Nicholson, and Christensen were prorated from the time of our formation in connection with our IPO on September 20, 2016.

(3)	Mr. Beaudry devoted approximately 50% of his overall working time to our business and the amounts are prorated to reflect this.

(4)
Reflects the aggregate grant date fair value of restricted stock and performance awards granted under the 2017 Plan and of restricted units awarded under our LTIP, each of which were computed in accordance with FASB ASC Topic 718. For more information regarding the restricted units, please see Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2018. For more information regarding the restricted stock and performance awards, please see Noble’s Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein).

(5)
Reflects the aggregate grant date fair value of non-qualified stock options granted under Noble’s 2017 Plan computed in accordance with FASB ASC Topic 718. For more information regarding the stock options, please see Noble’s Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein).

(6)	All other compensation includes:

Name	401(k) Matching Contributions ($)	401(k) Retirement Savings Contributions ($)	Accrued Dividends ($)	Total All Other Compensation ($)
Terry R. Gerhart	9,900	12,000	25,598	47,498
John F. Bookout, IV	13,800	13,264	25,851	52,915
John C. Nicholson	13,800	13,264	26,852	53,916
Thomas W. Christensen	11,644	15,555	7,786	34,985
Harry R. Beaudry	7,921	10,329	9,710	27,960

Grants of Plan-Based Awards
The table below sets forth information regarding grants of plan-based awards made to our Named Executive Officers during 2018. Except for the restricted units granted under our LTIP, the number of securities and dollar amounts set forth on the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2018.

Name	Approval Date (1)	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(11)
			Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Terry R. Gerhart	1/29/2018	2/1/2018	—	256,750	—	—	—	—	—		—		—	—
	1/29/2018	2/1/2018	—	—	—	2,428	4,856	9,712	—		—		—	189,967
	1/29/2018	2/1/2018		—	—	—	—	—	8,809	(4)	—		—	499,999
	1/29/2018	2/1/2018		—	—	—	—	—	3,399	(5)	—		—	104,995
	1/29/2018	2/1/2018		—	—	—	—	—	—		4,298	(10)	30.89	45,000
John F. Bookout, IV	1/29/2018	2/1/2018	—	80,500	—	—	—	—	—		—		—	—
	1/29/2018	2/1/2018	—	—	—	—	—	—	1,461	(4)	—		—	82,926
	1/29/2018	2/1/2018	—	—	—	—	—	—	4,052	(6)	—		—	229,992
	1/29/2018	2/1/2018	—	—	—	—	—	—	2,685	(7)	—		—	82,940
	1/29/2018	2/1/2018	—	—	—	—	—	—	7,445	(8)	—		—	229,976
John C. Nicholson	1/29/2018	2/1/2018	—	80,500	—	—	—	—	—		—		—	—
	1/29/2018	2/1/2018	—	—	—	—	—	—	1,480	(4)	—		—	84,005
	1/29/2018	2/1/2018	—	—	—	—	—	—	4,052	(6)	—		—	229,992
	1/29/2018	2/1/2018	—	—	—	—	—	—	2,719	(7)	—		—	83,990
	1/29/2018	2/1/2018	—	—	—	—	—	—	7,445	(8)	—		—	229,976
Thomas W. Christensen	1/29/2018	2/1/2018	—	60,000	—	—	—	—	—		—		—	—
	1/29/2018	2/1/2018	—	—	—	—	—	—	752	(4)	—		—	42,684
	1/29/2018	2/1/2018	—	—	—	—	—	—	1,382	(7)	—		—	42,690
Harry R. Beaudry	1/29/2018	2/1/2018	—	48,125	—	—	—	—	—		—		—	—
	1/29/2018	2/1/2018	—	—	—	—	—	—	2,630	(7)	—		—	81,241
	1/29/2018	2/1/2018	—	—	—	—	—	—	3,847	(9)	—		—	149,995

(1)
All grants were approved by the board or by Noble (or its board of directors or compensation committee), as applicable, on the approval date set forth above, but such grants became effective and were valued on the grant date set forth above.

(2)
The amounts in this column represent the target and maximum payouts under Noble’s 2018 STIP. There is no threshold amount under the STIP. Actual payouts under the STIP were determined based on Noble’s achievement against specified performance measures. For more information, please see the section entitled “Short-Term Incentive Plan” in our “Compensation Discussion and Analysis” above.

(3)	Represents the shares of performance awards granted under Noble's 2017 Plan in 2018. The shares will vest February 1, 2021 if specified performance goals are satisfied.

(4)
These grants of restricted units under our LTIP became vested as to 20% on February 1, 2019 and will become vested as to 30% on February 1, 2020 and 50% on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(5)
These grants of restricted shares of Noble stock under the 2017 Plan became vested as to 33 1/3% on February 1, 2019 and will become vested as to 33 1/3% on February 1, 2020 and 33 1/3% on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(6)	These grants of restricted units under our LTIP will become vested on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(7)
These grants of restricted shares of Noble stock under the 2017 Plan became vested as to 20% on February 1, 2019 and will become vested as to 30% on February 1, 2020 and 50% on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(8)
These grants of restricted shares of Noble stock under the 2017 Plan will become vested on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(9)	These grants of restricted units under our LTIP will become vested on October 1, 2021, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(10)
These stock options granted under the 2017 Plan became exercisable as to 1/3 of the shares of Noble stock underlying each option on February 1, 2019 and will become exercisable as to 1/3 of the shares on each of February 1, 2020, and February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(11)
Reflects the aggregate grant date fair value of restricted stock, performance awards and non-qualified stock options granted under Noble’s 2017 Plan and restricted units granted under our LTIP, in each case computed in accordance with FASB ASC Topic 718. For more information regarding the restricted units, please see Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2018. For more information regarding the restricted stock, performance awards and stock options, please see Noble’s Form 10-K for the year ended December 31, 2018 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth information regarding stock options, restricted stock, performance awards and restricted units held by our Named Executive Officers as of December 31, 2018. Except for the restricted units granted under our LTIP, the number of securities set forth on the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2018.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested ($)(18)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(18)
Terry R. Gerhart	11,400	—		36.67	12/28/2019	850	(6)	15,946	4,202	(19)	78,830
	9,396	—		37.55	2/1/2020	3,399	(7)	63,765	3,548	(20)	66,560
	7,548	—		45.20	2/1/2021	2,544	(8)	73,369	4,856	(21)	91,099
	9,724	—		50.91	2/1/2022	8,809	(9)	254,052	—		—
	1,508	—		50.91	2/1/2022	—		—	—		—
	8,161	—		54.60	2/1/2023	—		—	—		—
	697	—		56.52	4/29/2023	—		—	—		—
	6,498	—		62.33	1/31/2024	—		—	—		—
	8,152	—		47.74	1/30/2025	—		—	—		—
	8,779	4,390	(2)	31.65	2/1/2026	—		—	—		—
	3,519	7,039	(3)	39.46	2/1/2027	—		—	—		—
	—	4,298	(4)	30.89	2/1/2028	—		—	—		—
John F. Bookout, IV	936	—		47.74	1/30/2025	509	(10)	9,549	—		—
	710	355	(2)	31.65	2/1/2026	415	(11)	7,785	—		—
	514	1,028	(3)	39.46	2/1/2027	7,445	(12)	139,668	—		—
	—	—		—	—	2,685	(13)	50,371	—		—
	—	—		—	—	744	(8)	21,457	—		—
	—	—		—	—	3,924	(14)	113,168	—		—
	—	—		—	—	4,052	(15)	116,860	—		—
	—	—		—	—	1,461	(9)	42,135	—		—
John C. Nicholson	531	—		50.91	2/1/2022	1,052	(10)	19,736	—		—
	886	—		54.60	2/1/2023	592	(11)	11,106	—		—
	1,205	—		62.33	1/31/2024	7,445	(12)	139,668	—		—
	1,619	—		47.74	1/30/2025	2,719	(13)	51,008	—		—
	—	733	(2)	31.65	2/1/2026	1,062	(8)	30,628	—		—
	734	1,469	(3)	39.46	2/1/2027	4,143	(14)	119,484	—		—
	—	—		—	—	4,052	(15)	116,860	—		—
	—	—		—	—	1,480	(9)	42,683	—		—
Thomas W. Christensen	1,183	592	(2)	31.65	2/1/2026	849	(10)	15,927	—		—
	513	1,028	(3)	39.46	2/1/2027	415	(11)	7,785	—		—
	—	—		—	—	1,382	(13)	25,926	—		—
	—	—		—	—	743	(8)	21,428	—		—
	—	—		—	—	1,940	(14)	55,950	—		—
	—	—		—	—	752	(9)	21,688	—		—
Harry R. Beaudry	504	1,008	(5)	32.85	03/27/2027	1,219	(16)	22,868	—		—
	—	—		—	—	2,630	(13)	49,339	—		—
	—	—		—	—	3,847	(17)	110,947	—		—

(1)	The option awards in these columns are options to purchase shares of Noble stock granted under the 1992 Plan or 2017 Plan.

(2)	These options became exercisable on February 1, 2019.

(3)
One-half of these options became exercisable on February 1, 2019, and the remaining one-half will become exercisable on February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(4)
One-third of these options became exercisable on February 1, 2019, and the remaining options will become exercisable as to one-third of the shares subject to the options on each of February 1, 2020 and February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(5)
One-half of these options will become exercisable on March 27, 2019, and the remaining one-half will become exercisable on March 27, 2020, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(6)	These restricted shares of Noble stock vested on February 1, 2019.

(7)
One-third of these restricted shares of Noble stock granted under the 2017 Plan vested on February 1, 2019. One-Third of these restricted shares of Noble stock will vest on February 1, 2020, and the remaining one-third will vest on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(8)
37.5% of these restricted units granted under our LTIP vested on February 1, 2019 and the remainder will vest on February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(9)
20% of these restricted units granted under our LTIP vested on February 1, 2019, 30% of these restricted units will vest on February 1, 2020, and the remainder will vest on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(10)	These phantom units representing shares of Noble stock vested and were settled in cash on February 1, 2019.

(11)
37% of these restricted shares of Noble stock granted under the 1992 Plan vested on February 1, 2019 and the remainder of these restricted shares of Noble stock will vest on February 1, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(12)	These restricted shares of Noble stock granted under the 2017 Plan will vest on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(13)
20% of these restricted shares of Noble granted under the 2017 Plan vested on February 1, 2019, 30% of these restricted shares will vest on February 1, 2020, and the remainder will vest on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(14)	These restricted units granted under our LTIP will vest on May 4, 2020, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(15)	These restricted units granted under our LTIP will vest on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(16)
37% of these restricted shares of Noble stock granted under the 1992 Plan will vest on March 27, 2019 and the remainder of these restricted shares of Noble stock will vest on March 27, 2020, subject to the applicable Named Executive Officer’s continued employment through each vesting date.

(17)	These restricted units granted under our LTIP will vest on October 1, 2021, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(18)
Amounts reported in these columns are calculated based on $28.84, the closing price of our Common Units on December 31, 2018, or $18.76, the closing price of Noble stock on December 31,2018, as applicable.

(19)
Based on Noble’s formula for calculating total shareholder levels relative to a pre-determined industry peer group, none of the shares of performance-based Noble restricted stock granted under the 1992 Plan vested on February 1, 2019.

(20)
These shares of performance-based Noble restricted stock granted under the 1992 Plan will vest on February 1, 2020, subject to achievement of total stockholder return levels relative to a pre-determined industry peer group.

(21)
These shares of performance-based Noble restricted stock granted under the 2017 Plan will vest on February 1, 2021, subject to achievement of total stockholder return levels relative to a pre-determined industry peer group.

Option Exercises and Stock Vested
The table below sets forth information regarding the exercise of stock options and the vesting of restricted awards during fiscal year 2018. Except for restricted units under our LTIP that vested in 2018, the number of securities set forth on the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2018.

	Option Awards		Stock Awards			Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(8)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(5)	Number of Shares Acquired on Vesting (#) (6)	Value Realized on Vesting ($)(7)
Terry R. Gerhart	—	—	986	(1)	30,470	636	36,099
John F. Bookout, IV	—	—	892	(2)	26,747	185	10,501
John C. Nicholson	1,465	7,385	1,616	(2)	48,522	265	15,041
Thomas W. Christensen	—	—	1,247	(3)	38,235	185	10,501
Harry R. Beaudry	—	—	305	(4)	9,199	—	—

(1)	These amounts represent restricted stock awards granted on February 1, 2016 and February 1, 2017 which vested on February 1, 2018.

(2)	This amount represents restricted stock awards granted on February 1, 2016, February 1, 2017 and October 19, 2015 which vested on February 1, 2018, February 1, 2018 and October 19, 2018, respectively.

(3)	This amount represents restricted stock awards granted on February 1, 2016, February 1, 2017 and March 2, 2015 which vested on February 1, 2018, February 1, 2018 and March 2, 2018, respectively.

(4)	This amount represents restricted stock awards granted on March 27, 2017 which vested on March 27, 2018.

(5)
The value realized on the vesting of the restricted stock awards was calculated as the number of shares that vested (including Noble shares withheld for tax withholding purposes) multiplied by the closing price of Noble common stock on the applicable vesting date. Dividends that accrued on shares of restricted stock that vested were paid in 2018 as follows: Mr. Gerhart - $563; Mr. Bookout - $914; Mr. Nicholson - $1,652; Mr. Christensen - $1,248 and Mr. Beaudry - $122.

(6)	These amounts represent restricted unit awards granted on February 1, 2017, which vested on February 1, 2018.

(7)
The value realized on the vesting of the restricted unit awards was calculated as the number of units that vested (including NBLX units withheld for tax withholding purposes) multiplied by the closing price of NBLX Common Unit on the applicable vesting date. Distributions that accrued on units of restricted units that vested were paid in 2018 as follows: Mr. Gerhart - $1,117; Mr. Bookout - $325; Mr. Nicholson - $465; and Mr. Christensen - $325.

(8)
The value realized on the exercise of the stock options was calculated as the number of options that were exercised (including Noble shares withheld for tax withholding purposes) multiplied by the difference between the closing price of Noble common stock on the exercise date and the exercise price of the stock option.

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

Noble Restricted Stock and Stock Options
Under the terms of the 1992 Plan and the 2017 Plan, if a Named Executive Officer’s employment is terminated as a result of such Named Executive Officer’s death or “disability,” all restricted stock will immediately vest. Further, upon a termination of a Named Executive Officer’s employment by Noble without “cause” or by the Named Executive Officer for “good reason,” in each case within 24-months following a change of control of Noble, all restricted stock will immediately vest. If a Named Executive Officer’s employment for any other reason, all shares of restricted stock will be immediately forfeited.
Under the terms of the 1992 Plan and the 2017 Plan, if a Named Executive Officer’s employment is terminated for cause, all options, whether or not exercisable, will immediately terminate. If a Named Executive Officer’s employment is terminated a result of such Named Executive Officer’s “retirement,” each exercisable option will remain exercisable through the earlier of the fifth anniversary of such retirement or the expiration of the option, and any unexercisable options will terminate on the date of such Named Executive Officer’s retirement. If a Named Executive Officer’s employment is terminated as a result of such

Named Executive Officer’s death or disability, all options, whether or not exercisable, will become exercisable and remain exercisable through the earlier of the fifth anniversary of such death or disability or the expiration of the option. Further, upon a termination of a Named Executive Officer’s employment by Noble without cause or by the Named Executive Officer for good reason, in each case within 24-months following a change of control of Noble, all options will immediately become exercisable. Upon the termination of a Named Executive Officer’s employment for any other reason, exercisable options will remain exercisable through the earlier of the first anniversary of such termination or the expiration of the option.
As used in the 1992 Plan and 2017 Plan:

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

The table below sets forth the value of benefits that would be received by each Named Executive Officer upon each applicable termination scenario, assuming such termination occurred on December 31, 2018.

Name	Type of Payment or Benefit	Death ($)	Disability ($)	Involuntary Termination ($) (7)	Termination without Cause following a Change of Control of NBLX ($)	Termination without Cause or Involuntary Termination following a Change of Control of Noble ($)
Terry R. Gerhart	Cash Severance	—	—	393,481	—	1,650,887
	STIP Payments (1)	256,750	—	—	—	256,750
	NBLX Restricted Units (2)	358,754	358,754	—	358,754	—
	Noble Restricted Stock (3)	547,581	547,581	—	—	320,774
	Noble Stock Options (4)	—	—	—	—	—
	Continued Medical Benefits (5)	—	—	8,865	—	44,324
	Life Insurance (6)	790,000	—	—	—	—
	Total	1,953,085	906,335	402,346	358,754	2,272,735
John F. Bookout, IV	Cash Severance	—	—	133,577	—	203,462
	STIP Payments (1)	80,500	—	—	—	80,500
	NBLX Restricted Units (2)	321,435	321,435	—	321,435	—
	Noble Restricted Stock (3)	212,699	212,699		—	212,699
	Noble Stock Options (4)	—	—	—	—	—
	Continued Medical Benefits (5)	—	—	4,173	—	4,173
	Life Insurance (6)	460,000	—	—	—	—
	Total	1,074,634	534,134	137,750	321,435	500,834
John C. Nicholson	Cash Severance	—	—	183,115	—	203,462
	STIP Payments (1)	80,500	—	—	—	80,500
	NBLX Restricted Units (2)	339,783	339,483	—	339,483	—
	Noble Restricted Stock (3)	227,673	227,673	—	—	227,673
	Noble Stock Options (4)	—	—	—	—	—
	Continued Medical Benefits (5)	—	—	12,840	—	12,840
	Life Insurance (6)	460,000	—	—	—	—
	Total	1,107,956	567,156	195,955	339,483	524,475
Thomas W. Christensen	Cash Severance	—	—	106,154	—	153,846
	STIP Payments (1)	60,000	—	—	—	66,569
	NBLX Restricted Units (2)	110,131	110,131	—	110,131	—
	Noble Restricted Stock (3)	51,620	51,620	—	—	51,620
	Noble Stock Options (4)	—	—	—	—	—
	Continued Medical Benefits (5)	—	—	11,185	—	11,185
	Life Insurance (6)	400,000	—	—	—	—
	Total	621,751	161,751	117,339	110,131	283,220
Harry R. Beaudry	Cash Severance	—	—	159,712	—	290,865
	STIP Payments (1)	96,250	—	—	—	96,250
	NBLX Restricted Units (2)	113,100	113,100	—	113,100	—
	Noble Restricted Stock (3)	148,437	148,437	—	—	148,437
	Noble Stock Options (4)	—	—	—	—	—
	Continued Medical Benefits (5)	—	—	11,183	—	11,183
	Life Insurance (6)	550,000	—	—	—	—
	Total	907,787	261,537	170,895	113,100	546,735

(1)	Named Executive Officers would not be entitled to a STIP payment for 2018 in the event of their termination of employment on December 31, 2018, other than in the event of a change of control or death.

(2)	Amounts reported in this row are calculated based on $28.84, the closing price of our Common Units on December 31, 2018 and includes accrued distributions.

(3)	Amounts reported in this row are calculated based on $18.76, the closing price of Noble stock on December 31,,2018 and includes accrued dividends.

(4)
Amounts reported in this row are calculated based on the difference between the applicable stock options for which exercisability would be accelerated and $18.76, the closing price of Noble stock on December 31, 2018. Because the exercise price of all options held by our Named Executive Officers exceeded $18.76, no value is associated with the acceleration of exercisability of these options.

(5)	Amounts reported in this row reflect the estimated cost to Noble of providing continued medical, dental and vision benefits.

(6)
Amounts in this row represent benefits paid pursuant to group term life insurance coverage provided by Noble equal to two times base salary, capped at $1,000,000. Noble’s group term life insurance coverage does not discriminate in scope, terms or operation, in favor of our Named Executive Officers, and it is available generally to all salaried employees.

(7)
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
The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Total ($)
Hallie A. Vanderhider	80,000	120,000	200,000
Martin Salinas, Jr.	80,000	120,000	200,000
Andrew E. Viens	60,000	120,000	180,000

(1)
Amounts reported in this column reflect the aggregate grant date fair value of the restricted units, computed in accordance with FASB ASC Topic 718. For more information, please see Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth, as of February 15, 2019, the beneficial ownership of Common and Subordinated units of the Partnership and held by:

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
Noble Energy, Inc. 1001 Noble Energy Way Houston, Texas 77070	2,090,014	8.7%	15,902,584	100%	45.2%	(1)
Tortoise Capital Advisors, L.L.C. 11550 Ash Street, Suite 300 Leawood, Kansas 66211	2,597,272	10.9%	—	—%	6.5%	(2)
Harvest Fund Advisors LLC 100 W. Lancaster Avenue, Suite 200 Wayne, Pennsylvania 19087	2,397,031	10.1%	—	—%	6.0%	(3)
Salient Capital Advisors, LLC 4265 San Felipe, 8th Floor Houston, Texas 77027	1,478,040	6.2%	—	—%	3.7%	(4)

(1)
Based upon its Schedule 13D/A filed with the SEC on February 14, 2019, with respect to its beneficial ownership of our Common and Subordinated units, Noble Energy has sole voting and dispositive power with respect to 17,992,598 units.

(2)
Based upon its Schedule 13G/A filed with the SEC on February 12, 2019, with respect to its beneficial ownership of our Common Units, Tortoise Capital Advisors, L.L.C. has sole voting and dispositive power with respect to 98,052 Common Units, shared voting power with respect to 2,260,417 Common Units, shared dispositive power with respect to 2,499,220 Common Units and beneficially owns in the aggregate 2,597,272 Common Units.

(3)
Based upon its Schedule 13G/A filed with the SEC on February 14, 2019, with respect to its beneficial ownership of our Common Units, Harvest Fund Advisors LLC has sole voting and dispositive power with respect to 2,397,031 Common Units.

(4)
Based upon its Schedule 13G filed with the SEC on January 15, 2019, with respect to its beneficial ownership of our Common Units, Salient Capital Advisors, LLC has sole voting and dispositive power with respect to 1,478,040 Common Units.

Directors/Named Executive Officers	Total Common Units Beneficially Owned (1)	Percent of Total Outstanding
Terry R. Gerhart	43,244	*
Kenneth M. Fisher	14,500	*
Thomas H. Walker	500	*
Brent J. Smolik	—	*
Hallie A. Vanderhider	12,524	*
Martin Salinas, Jr.	19,524	*
Andrew E. Viens	10,491	*
John F. Bookout, IV	25,479	*
John C. Nicholson	21,754	*
Thomas W. Christensen	9,073	*
Harry R. Beaudry	6,862	—
All Directors and Executive Officers as a Group (11 persons)	163,951	*

*	Less than 1%.

(1)	None of the Common Units reported in this column are pledged as security.
The following table sets forth, as of February 15, 2019, the number of shares of Noble common stock beneficially owned by each of the directors and named executive officers of our General Partner and all of the directors and named executive officers of our General Partner as a group. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of February 15, 2019 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of February 15, 2019. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Noble common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Shares of Common Stock Beneficially Owned	Percent of Total Outstanding
Terry R. Gerhart	182,838	*
Kenneth M. Fisher	710,007	*
Thomas H. Walker	111,474	*
Brent J. Smolik	184,833	*
Hallie A. Vanderhider	—	—
Martin Salinas, Jr.	—	—
Andrew E. Viens	—	—
John F. Bookout, IV	25,984	*
John C. Nicholson	30,774	*
Thomas W. Christensen	10,885	*
Harry R. Beaudry	14,982	—
All Directors and Executive Officers as a Group (11 persons)	1,271,777	*

*	Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Noble owns 2,090,014 Common Units and 15,902,584 Subordinated Units representing an aggregate 45.4% limited partner interest in us. In addition, our General Partner owns a non-economic General Partner interest in us and Noble owns all of our IDRs.
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
Formation/IPO Stage
The consideration received by our General Partner and its affiliates, including Noble, in connection with the IPO for the contribution of the controlling interests in our DevCos to us:

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

•	our right of first refusal, or ROFR, on existing Noble and future Noble acquired assets and the right to provide certain services;

•	our right of first offer, or ROFO, to acquire Noble’s retained interests in each of the DevCos; and

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

Rights of First Refusal (ROFR). Under the omnibus agreement, Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets and ROFR services granted to us by Noble as well as the net acreage covered by our ROFR, to the extent known as of December 31, 2018, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
East Pony (Northern Colorado)	Natural Gas Processing Natural Gas Gathering	Operational	44,000
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	35,000
DJ Basin (other than already dedicated)	To the extent not already dedicated: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	79,000
Delaware Basin	Natural Gas Gathering Fresh Water Services	In Progress	108,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
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
Insurance
Captive insurance entities controlled by Noble provide limited third party liability, property and business interruption insurance to the Partnership at commercially competitive rates. The Partnership and Noble also utilize unaffiliated insurance carriers to provide third party liability, property and business interruption insurance in excess of the captive entities’ retentions. Additionally, director and officer insurance for the Partnership is provided as a part of Noble’s third party director and officer insurance policy.
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

Item 14.  Principal Accounting Fees and Services
The table below sets forth the aggregate fees and expenses for the years ended December 31, 2017 and December 31, 2018 for professional services performed by our independent registered public accounting firm KPMG LLP:

	Year Ended December 31,
(in thousands)	2018	2017
Audit Fees(1)	$1,350	$1,060
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,350	$1,060

(1)
Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered for (i) the audit of our annual financial statements included in our Annual Report and a review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, (ii) the audit of internal control over financial reporting, (iii) the filing of our registration statements for equity securities offerings, (iv) research necessary to comply with generally accepted accounting principles, and (v) other filings with the SEC, including consents, comfort letters, and comment letters.

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
The audit committee has adopted a pre-approval policy with respect to services which may be performed by KPMG LLP. This policy lists specific audit-related and tax services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives quarterly reports on the status of expenditures pursuant to that pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the audit committee. For the year ended December 31, 2018, the audit committee approved 100% of the services described above pursuant to the above policy.
The audit committee of the board of directors of our General Partner has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2019.

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

10.3.3***
Amendment to Limited Waiver to Omnibus Agreement dated February 7, 2019, by and among the Registrant, Noble Midstream GP LLC, Noble Midstream Services, LLC, Noble Energy, Inc., Noble Energy Services, Inc. and NBL Midstream LLC.

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

10.5.3
Amendment and Restatement Agreement, dated March 9, 2018, to Credit Agreement dated September 20, 2016, by and among the Partnership, as the parent, Noble Midstream Services, LLC, as the Borrower, the subsidiaries of the Borrower identified therein, JPMorgan Chase Bank, N.A., and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: March 9, 2018) filed March 12, 2018 and incorporated by reference).

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

10.6.2.2†
Amendment 02 to that certain Second Amended and Restated Gas Gathering Agreement, together with Agreement Addendum 03 and Amendment 01, effective as of July 1, 2018, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 and incorporated herein by reference).

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

10.8.3.2†
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

10.10.1.2†
Amendment 02 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 03 and Amendment 01, effective as of July 1, 2018, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 and incorporated herein by reference).

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

10.10.3.2†
Amendment 02 to that certain Second Amended and Restated Fresh Water Services Agreement, together with Agreement Addendum 03 and Amendment 01, effective as of July 1, 2018, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 and incorporated herein by reference).

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

10.11.3.2†
Amendment 02 to that certain Second Amended and Restated Crude Oil Gathering Agreement, together with Agreement Addendum 03 and Amendment 01, effective as of July 1, 2018, among Noble Energy, Inc. and Green River DevCo LP (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 1, 2018 and incorporated herein by reference).

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

10.21
Term Credit Agreement, dated as of July 31, 2018, by and among Noble Midstream Services, LLC, as borrower, the Partnership, as parent, and Toronto Dominion (Texas) LLC and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 3, 2018 and incorporated herein by reference).

10.22
Guarantee Agreement, dated as of July 31, 2018, by and among Noble Midstream Services, LLC, as borrower, the Partnership, as parent, and Toronto Dominion (Texas) LLC and the other lenders party thereto (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 3, 2018 and incorporated herein by reference).

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

Item 16. Form 10-K Summary
None.
GLOSSARY
In this report, the following abbreviations are used:

Bbl	Barrel
Bbl/d	Barrels per day
Bpm	Barrels per minute
Btu	British thermal unit
Btu/d	British thermal units per day
CGF	Central gathering facility
CPI	Consumer Price Index
DCF	Distributable cash flow
DevCo	Development company
DJ Basin	Denver-Julesburg Basin
EBITDA	Earnings before interest, taxes, depreciation, and amortization
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas emissions
IDP	Integrated development plan
IDRs	Incentive distribution rights
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf/d	Thousand cubic feet per day
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
NGL	Natural gas liquids
PPI	Producer Price Index
ROFO	Right of first offer
ROFR	Right of first refusal

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date:	February 19, 2019	By: /s/ Terry R. Gerhart
Terry R. Gerhart,
Chief Executive Officer and Director

Date:	February 19, 2019	By: /s/ John F. Bookout, IV
John F. Bookout, IV,
Chief Financial Officer

Date:	February 19, 2019	By: /s/ Thomas W. Christensen
Thomas W. Christensen,
Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry R. Gerhart	Chief Executive Officer and Director	February 19, 2019
Terry R. Gerhart	(Principal Executive Officer)

/s/ John F. Bookout, IV	Chief Financial Officer	February 19, 2019
John F. Bookout, IV	(Principal Financial Officer)

/s/ Thomas W. Christensen	Chief Accounting Officer	February 19, 2019
Thomas W. Christensen	(Principal Accounting Officer)

/s/ Kenneth M. Fisher	Chairman of the Board of Directors	February 19, 2019
Kenneth M. Fisher

/s/ Thomas H. Walker	Director	February 19, 2019
Thomas H. Walker

/s/ Brent J. Smolik	Director	February 19, 2019
Brent J. Smolik

/s/ Hallie A. Vanderhider	Director	February 19, 2019
Hallie A. Vanderhider

/s/ Martin Salinas, Jr.	Director	February 19, 2019
Martin Salinas, Jr.

/s/ Andrew E. Viens	Director	February 19, 2019
Andrew E. Viens