Form 10-Q
period 2019-03-31
Noble Midstream Partners LP
filed 2019-05-03
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	NBLX	New York Stock Exchange
As of April 30, 2019, the registrant had 23,875,065 Common Units and 15,902,584 Subordinated Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$9,506	$10,740
Accounts Receivable — Affiliate	43,784	31,613
Accounts Receivable — Third Party	21,632	23,091
Other Current Assets	4,616	5,875
Total Current Assets	79,538	71,319
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	1,571,105	1,500,609
Less: Accumulated Depreciation and Amortization	(90,469)	(79,357)
Total Property, Plant and Equipment, Net	1,480,636	1,421,252
Intangible Assets, Net	302,237	310,202
Goodwill	109,734	109,734
Investments	346,998	82,317
Other Noncurrent Assets	3,319	3,093
Total Assets	$2,322,462	$1,997,917
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$924	$2,778
Accounts Payable — Trade	101,169	92,756
Other Current Liabilities	10,514	9,217
Total Current Liabilities	112,607	104,751
Long-Term Liabilities
Long-Term Debt	729,320	559,021
Asset Retirement Obligations	17,553	17,330
Other Long-Term Liabilities	641	582
Total Liabilities	860,121	681,684
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	96,750	—
Equity
Limited Partner
Common Units (23,882 and 23,759 units outstanding, respectively)	714,465	699,866
Subordinated Units (15,903 units outstanding)	(120,692)	(130,207)
General Partner	3,507	2,421
Total Partners’ Equity	597,280	572,080
Noncontrolling Interests	768,311	744,153
Total Equity	1,365,591	1,316,233
Total Liabilities, Mezzanine Equity and Equity	$2,322,462	$1,997,917
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Midstream Services — Affiliate	$91,996	$64,263
Midstream Services — Third Party	23,094	11,360
Crude Oil Sales — Third Party	32,870	22,110
Total Revenues	147,960	97,733
Costs and Expenses
Cost of Crude Oil Sales	30,898	21,439
Direct Operating	27,437	17,148
Depreciation and Amortization	19,351	11,329
General and Administrative	4,023	10,442
Total Operating Expenses	81,709	60,358
Operating Income	66,251	37,375
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	5,230	1,033
Investment Income	(2,341)	(2,868)
Total Other Expense (Income)	2,889	(1,835)
Income Before Income Taxes	63,362	39,210
State Income Tax Provision	107	74
Net Income	63,255	39,136
Less: Net Income (Loss) Attributable to Noncontrolling Interests	19,696	(225)
Net Income Attributable to Noble Midstream Partners LP	43,559	39,361
Less: Net Income Attributable to Incentive Distribution Rights	3,507	819
Net Income Attributable to Limited Partners	$40,052	$38,542

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$1.01	$0.97
Diluted	$1.01	$0.97

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,696	23,683
Subordinated Units	15,903	15,903

Weighted Average Limited Partner Units Outstanding —Diluted
Common Units	23,721	23,698
Subordinated Units	15,903	15,903
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net Income	$63,255	$39,136
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	19,351	11,329
Distributions from Equity Method Investees, Net of Income	5,632	393
Unit-Based Compensation	564	321
Other Adjustments for Noncash Items Included in Income	197	167
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(10,711)	(2,520)
Increase (Decrease) in Accounts Payable	3,081	(836)
Other Operating Assets and Liabilities, Net	2,575	(2,387)
Net Cash Provided by Operating Activities	83,944	45,603
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(70,754)	(161,509)
Black Diamond Acquisition, Net of Cash Acquired	—	(650,131)
Additions to Investments	(270,603)	—
Distributions from Cost Method Investee	289	419
Net Cash Used in Investing Activities	(341,068)	(811,221)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests	(4,669)	(3,007)
Contributions from Noncontrolling Interests	15,969	409,865
Borrowings Under Revolving Credit Facility	345,000	405,000
Repayment of Revolving Credit Facility	(175,000)	(55,000)
Distributions to Unitholders	(25,667)	(19,860)
Proceeds from Preferred Equity, Net of Issuance Costs	99,450	—
Debt Issuance Costs and Other	(94)	(1,987)
Net Cash Provided by Financing Activities	254,989	735,011
Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,135)	(30,607)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	11,691	55,531
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$9,556	$24,924

(1)	See Note 2. Basis of Presentation for our reconciliation of total cash.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2017	$642,616	$(168,136)	$520	$141,230	$616,230
Net Income	23,058	15,484	819	(225)	39,136
Contributions from Noncontrolling Interests	—	—	—	409,865	409,865
Distributions to Noncontrolling Interests	—	—	—	(3,007)	(3,007)
Distributions to Unitholders	(11,575)	(7,765)	(520)	—	(19,860)
Black Diamond Equity Ownership Promote Vesting (1)	1,215	1,214		(2,429)	—
Unit-Based Compensation	321	—	—	—	321
Other	(33)	—	—	—	(33)
March 31, 2018	$655,602	$(159,203)	$819	$545,434	$1,042,652

December 31, 2018	$699,866	$(130,207)	$2,421	$744,153	$1,316,233
Net Income	23,967	16,085	3,507	19,696	63,255
Contributions from Noncontrolling Interests	—	—	—	15,969	15,969
Distributions to Noncontrolling Interests	—	—	—	(4,669)	(4,669)
Distributions to Unitholders	(13,930)	(9,316)	(2,421)	—	(25,667)
Black Diamond Equity Ownership Promote Vesting (1)	4,092	2,746	—	(6,838)	—
Unit-Based Compensation	564	—	—	—	564
Other	(94)	—	—	—	(94)
March 31, 2019	$714,465	$(120,692)	$3,507	$768,311	$1,365,591

(1)	See Note 2. Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations
Organization Noble Midstream Partners LP (the Partnership, NBLX, we, us or our) is a growth-oriented Delaware master limited partnership formed in December 2014 by our sponsor, Noble Energy, Inc. (Noble or Parent), to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current focus areas are the Denver-Julesburg Basin (DJ Basin) in Colorado and the Southern Delaware Basin position of the Permian Basin (Delaware Basin) in Texas.
Partnership Assets Our assets consist of ownership interests in certain development companies (DevCos) which serve specific areas and integrated development plan (IDP) areas and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	NBLX Ownership	Noncontrolling Interest (1)
Colorado River DevCo LP	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	100%	N/A
San Juan River DevCo LP	East Pony IDP (DJ Basin)	Water Services	25%	75%
Green River DevCo LP	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	25%	75%
Laramie River DevCo LP	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	100%	N/A
	Black Diamond Dedication Area (DJ Basin)	Crude Oil Gathering Natural Gas Gathering	54.4%	45.6%
Blanco River DevCo LP	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	40%	60%
Gunnison River DevCo LP	Bronco IDP (DJ Basin)	Crude Oil Gathering Water Services	5%	95%
Trinity River DevCo LLC (2)	Delaware Basin	Crude Oil Transmission Natural Gas Compression	100%	N/A
Dos Rios DevCo LLC (3)	Delaware Basin	Crude Oil Transmission Y-Grade Transmission	100%	N/A

(1)
The noncontrolling interest represents Noble’s retained ownership interest in each DevCo. The noncontrolling interest in Black Diamond Gathering LLC (Black Diamond) represents Greenfield Member’s interest in Black Diamond.

(2)	Our ownership interest in Advantage Pipeline Holdings, L.L.C. (the Advantage Joint Venture) is owned through Trinity River DevCo LLC. See Note 7. Investments.

(3)
Our ownership interests in Delaware Crossing LLC (the Delaware Crossing Joint Venture), EPIC Y-Grade, LP (EPIC Y-Grade) and EPIC Crude Holdings, LP (EPIC Crude) are owned through wholly-owned subsidiaries of Dos Rios DevCo LLC. See Note 7. Investments.

Nature of Operations Through our ownership interests in the DevCos, we operate and own interests in the following assets:

•	crude oil gathering systems;

•	natural gas gathering systems and compression units;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems;

•	fresh water storage and delivery systems; and

•	investments in midstream entities that provide transportation services.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Additionally, we purchase and sell crude oil to customers at various delivery points on our gathering systems.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation
Basis of Presentation and Consolidation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods.
In Note 8. Segment Information, we report a new Investments in Midstream Entities reportable segment and present prior period amounts on a comparable basis. Prior period segment information has been reclassified to conform to the current period presentation.
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
Variable Interest Entities   Our consolidated financial statements include our accounts and the accounts of the DevCos, each of which we control as general partner. All intercompany balances and transactions have been eliminated upon consolidation. We have determined that the partners with equity at risk in each of the DevCos lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance; therefore, each DevCo is considered a variable interest entity, or VIE. Through our 100% ownership interest in Noble Midstream Services, LLC, a Delaware limited liability company which owns controlling interests in each of the DevCos, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate each of the DevCos in our financial statements. A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our unconsolidated investments are owned through certain DevCos, all financial statement activity associated with our unconsolidated investments are captured within the Investments in Midstream Entities reportable segment. See Note 7. Investments and Note 8. Segment Information.
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
Black Diamond Equity Ownership Promote Vesting In accordance with the limited liability company agreement of Black Diamond, Noble Member received an equity ownership promote. The capital accounts for Noble Member and Greenfield Member at March 31, 2019 do not equal their agreed equity ownership interests due to the funding structure of the total Black Diamond Acquisition purchase price. See Note 3. Acquisition.
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
Redeemable Noncontrolling Interest On March 25, 2019, we, through Dos Rios Crude Intermediate LLC, a wholly-owned subsidiary of Dos Rios DevCo LLC, secured a $200 million equity commitment from GIP CAPS Dos Rios Holding Partnership, L.P. (GIP). Upon securing the equity commitment, we issued 100,000 preferred units, with a face value of $1,000 per preferred unit (Preferred Equity). Proceeds from the Preferred Equity totaled $100 million and we incurred offering costs of $3.3 million. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

precedent. Proceeds from the Preferred Equity were utilized to repay a portion of outstanding borrowings under our revolving credit facility. See Note 6. Debt.
We can redeem the Preferred Equity in whole or in part at any time for cash at a predetermined redemption price. The predetermined redemption price is based on the greater of a defined internal rate of return or the multiple on invested capital. GIP can request redemption of the Preferred Equity following the later of the sixth anniversary of the Preferred Equity closing or the fifth anniversary of the EPIC Crude pipeline completion date at a pre-determined base return. As GIP’s redemption right is outside of our control, the Preferred Equity is not considered to be a component of equity on the consolidated balance sheet, and such Preferred Equity is reported as mezzanine equity on the consolidated balance sheet. In addition, because the Preferred Equity was issued by a subsidiary of the Partnership and is held by a third party, it is considered a redeemable noncontrolling interest.
The Preferred Equity was recorded initially at fair value on the issuance date. Subsequent to issuance, we accrete changes in the redemption value of the Preferred Equity from the date of issuance to GIP’s earliest redemption date of the Preferred Equity. Accretion for first quarter 2019 was de minimis. The Preferred Equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. During any quarter in which a dividend is accrued, the accreted value of the Preferred Equity will be increased by the accrued but unpaid dividend (i.e., a paid-in-kind dividend).
Accounting for Investments We use the equity method of accounting for our investments in the Advantage Joint Venture, the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude, as we do not control, but do exert significant influence over their operations. We use the cost method of accounting for our investment in White Cliffs Pipeline L.L.C. (White Cliffs) as we have virtually no influence over its operations and financial policies. See Note 7. Investments.
Leases We determine whether an arrangement contains a lease based on the conveyed rights and obligations at the inception date. If an agreement contains a lease, at the commencement date, we record a right-of-use (ROU) asset and a corresponding lease liability based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate to determine the present value of lease payments, we use our hypothetical secured borrowing rate based on information available at lease commencement. The weighted average discount rate is 3.69% for operating leases and 2.80% for our finance lease.
Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one month to one year or more. Additionally, some of our leases include an option for early termination. We include renewal periods and exclude termination periods from our lease term if, at commencement, it is reasonably likely that we will exercise the option.
Additionally, we have lease agreements that include lease and non-lease components, which are generally accounted for as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. See Note 9. Leases
Use of Estimates   The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment.
Intangible Assets Our intangible asset accumulated amortization totaled approximately $29.6 million and $37.5 million as of December 31, 2018 and March 31, 2019, respectively. Intangible asset amortization expense totaled approximately $5.3 million and $8.0 million for the three months ended March 31, 2018 and 2019, respectively. The weighted average amortization period for our intangible assets is approximately 11 years.
Recently Adopted Accounting Standards
Leases In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), which creates Topic 842 – Leases (ASC 842). The standard requires lessees to recognize a ROU asset and lease liability on the balance sheet for the rights and obligations created by leases. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.
The new standard provided a number of optional practical expedients. We elected:

•	the package of ‘practical expedients’, permitting us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs;

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

•	the practical expedient pertaining to land easements, allowing us to account for existing land easements under previous accounting policy; and

•	the practical expedient to not separate lease and non-lease components for the majority of our leases.
We adopted ASC 842 on January 1, 2019 using the modified retrospective approach. The standard did not materially impact our consolidated balance sheet or consolidated statement of operations and had no impact on our consolidated statement of cash flows. Prior period financial statements were not adjusted. See Note 9. Leases.
Recently Issued Accounting Standards
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
Financial Instruments: Credit Losses In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13): Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. From evaluation of our current credit portfolio, which includes receivables for commodity sales, joint interest billings due from partners and other receivables, historical credit losses have been de minimis and we believe that our expected future credit losses would not be significant. As such, we do not believe adoption of the standard will have a material impact on our financial statements.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Our restricted cash is included in other current assets in our consolidated balance sheets. The following table provides a reconciliation of total cash:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash and Cash Equivalents at Beginning of Period	$10,740	$18,026
Restricted Cash at Beginning of Period (1) (2)	951	37,505
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$11,691	$55,531

Cash and Cash Equivalents at End of Period	$9,506	$24,924
Restricted Cash at End of Period (1)	50	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9,556	$24,924

(1)	Restricted cash represents the amount held as collateral at December 31, 2018 and March 31, 2019 for certain of our letters of credit.

(2)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.
Revenue Recognition We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606 – Revenue from Contracts with Customers (ASC 606).
Under ASC 606, remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2019. A certain fresh water delivery affiliate revenue agreement contains a minimum volume commitment for the delivery of fresh water for a fixed fee per barrel with annual percentage escalations. The following table includes estimated revenues, as of March 31, 2019, for the agreement. Our actual volumes delivered may exceed the future minimum volume commitment.

(in thousands)	Midstream Services — Affiliate
Remainder of 2019	$22,582
2020	36,817
2021	37,635
Total	$97,034

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Acquisition
On January 31, 2018, Black Diamond completed the Black Diamond Acquisition for approximately $638.5 million in cash. Noble Member and Greenfield Member each funded its share of the purchase price, approximately $319.9 million and $318.6 million, respectively, through contributions to Black Diamond. Noble Member funded its share of the purchase price through a combination of cash on hand and borrowings under its revolving credit facility. See Note 6. Debt.
In addition to the payment to the Seller, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (PDC Energy) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as extend the duration of the acreage dedication by five years. In accordance with the limited liability company agreement of Black Diamond, Noble Member received a 54.4% equity ownership interest in Black Diamond and Greenfield Member received a 45.6% equity ownership interest in Black Diamond. Noble Member’s agreed equity ownership interest includes a 4.4% equity ownership interest promote which will vest only after Noble Member is allocated an amount of gross revenue equal to the contributions by Greenfield Member in excess of their agreed equity ownership interest.
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
The following table sets forth our final purchase price allocation:

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

(1)
The customer contracts we acquired are long-term, fixed-fee contracts for the purchase and sale of crude oil. Fair value was calculated using the multi-period excess earnings method under the income approach for the existing customers. The fair value was determined using unobservable inputs and is considered to be a Level 3 measurement on the fair value hierarchy.

(2)
Based upon the final purchase price allocation, we have recognized $109.7 million of goodwill, all of which is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. As a result of the acquisition, we expect to realize certain synergies which may result from our operation of the Black Diamond system.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Results The following pro forma consolidated financial information was derived from the historical financial statements of the Partnership and Saddle Butte and gives effect to the acquisition as if it had occurred on January 1, 2018. The pro forma results of operations do not include any cost savings or other synergies that may result from the Black Diamond Acquisition or any estimated costs that have been or will be incurred by us to integrate the acquired assets. The pro forma consolidated financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2018; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended March 31,
(in thousands, except per unit amounts)	2019 (1)	2018
Revenues	$147,960	$108,245
Net Income	63,255	36,747
Net Income Attributable to Noble Midstream Partners LP	43,559	37,815

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$1.01	$0.96
Diluted	$1.01	$0.96

(1)	No pro forma adjustments were made for the period as Black Diamond operations are included in our results for the full period.
Note 4. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended March 31,
(in thousands)	2019	2018
Crude Oil, Natural Gas and Produced Water Gathering	$63,573	$43,024
Fresh Water Delivery	27,587	20,284
Other	836	955
Total Midstream Services — Affiliate	$91,996	$64,263

Expenses General and administrative expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2019	2018
General and Administrative Expense — Affiliate	$1,948	$1,811
General and Administrative Expense — Third Party	2,075	8,631
Total General and Administrative Expense	$4,023	$10,442

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	March 31, 2019	December 31, 2018
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$1,238,924	$1,199,679
Fresh Water Delivery Systems	78,598	78,820
Crude Oil Treating Facilities	20,858	20,027
Construction-in-Progress (1)	232,725	202,083
Total Property, Plant and Equipment, at Cost	1,571,105	1,500,609
Accumulated Depreciation and Amortization	(90,469)	(79,357)
Property, Plant and Equipment, Net	$1,480,636	$1,421,252

(1)
Construction-in-progress at March 31, 2019 includes $181.6 million in gathering system projects, $24.6 million in fresh water delivery system projects and $26.5 million in equipment for use in future projects. Construction-in-progress at December 31, 2018 primarily includes $147.1 million in gathering system projects, $21.6 million in fresh water delivery system projects and $32.8 million in equipment for use in future projects.

Note 6. Debt
Debt consists of the following:

	March 31, 2019		December 31, 2018
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$230,000	3.66%	$60,000	3.67%
Term Loan Credit Facility, due July 31, 2021	500,000	3.41%	500,000	3.42%
Finance Lease Obligation (1)	2,373	—%	3,231	—%
Total	732,373		563,231
Term Loan Credit Facility Unamortized Debt Issuance Costs	(925)		(979)
Total Debt	731,448		562,252
Finance Lease Obligation Due Within One Year (1)	(2,128)		(3,231)
Long-Term Debt	$729,320		$559,021

(1)	See Note 9. Leases.
Compliance with Covenants The revolving credit facility and term loan credit facility require us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of March 31, 2019.
Fair Value of Long-Term Debt Our revolving credit facility and term loan credit facility are variable-rate, non-public debt. The fair value of our revolving credit facility and term loan credit facility approximates the carrying amount. The fair value is estimated based on significant other observable inputs. As such, we consider the fair value of these facilities to be a Level 2 measurement on the fair value hierarchy.
Subsequent Event We utilized borrowings under our revolving credit facility to fund capital contributions to certain of our investments subsequent to March 31, 2019. As of April 30, 2019, $370 million was outstanding under our revolving credit facility.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Investments
We have ownership interests in the following:

•	3.33% interest in White Cliffs;

•	50% interest in the Advantage Joint Venture;

•	50% interest in the Delaware Crossing Joint Venture;

•	15% interest in EPIC Y-Grade; and

•	30% interest in EPIC Crude.
Delaware Crossing Joint Venture On February 7, 2019, we executed definitive agreements with Salt Creek Midstream LLC (Salt Creek) and completed the formation of the Delaware Crossing Joint Venture to construct a crude oil pipeline system with a capacity of 160 MBbl/d in the Delaware Basin. During the first quarter of 2019, we have made capital contributions of approximately $38.3 million.
EPIC Y-Grade On January 31, 2019, we exercised and closed our option with EPIC Midstream Holdings, LP (EPIC) to acquire an interest in EPIC Y-Grade. EPIC Y-Grade will construct an approximately 700-mile pipeline linking natural gas liquid (NGL) reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. During the first quarter of 2019, we have made capital contributions of approximately $123.2 million.
EPIC Crude On January 31, 2019, we exercised our option to acquire an interest in EPIC Crude. On March 8, 2019, we closed our option with EPIC to acquire the interest in EPIC Crude. EPIC Crude will construct an approximately 700-mile pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast. During the first quarter of 2019, we have made capital contributions of approximately $103.7 million.
The following table presents our investments at the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018
White Cliffs	$9,698	$9,373
Advantage Joint Venture	73,326	72,944
Delaware Crossing Joint Venture	37,086	—
EPIC Y-Grade	123,184	—
EPIC Crude	103,704	—
Total Investments	$346,998	$82,317

The following table presents our investment income for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
White Cliffs	$1,048	$831
Advantage Joint Venture	2,241	1,862
Delaware Crossing Joint Venture	(1,183)	—
EPIC Y-Grade	(30)	—
EPIC Crude	—	—
Other (1)	265	175
Total Investment Income	$2,341	$2,868

(1)	Represents income associated with our fee for serving as the operator of the Advantage Joint Venture and Delaware Crossing Joint Venture.
Note 8. Segment Information
We manage our operations by the nature of the services we offer. Our reportable segments comprise the structure used to make key operating decisions and assess performance. As a result of our increased investment in midstream entities during first quarter 2019, we have established an Investments in Midstream Entities reportable segment. Our Investments in Midstream Entities reportable segment includes all activity associated with our unconsolidated investments. See Note 7. Investments.
We are now organized into the following reportable segments: Gathering Systems (crude oil, natural gas, and produced water gathering, crude oil treating, and crude oil sales), Fresh Water Delivery, Investments in Midstream Entities and Corporate. We

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services. Prior period segment information has been reclassified to conform to the current period presentation.
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1)	Fresh Water Delivery (1)	Investments in Midstream Entities	Corporate (2)	Consolidated
Three Months Ended March 31, 2019
Midstream Services — Affiliate	$64,409	$27,587	$—	$—	$91,996
Midstream Services — Third Party	19,285	3,809	—	—	23,094
Crude Oil Sales — Third Party	32,870	—	—	—	32,870
Total Revenues	116,564	31,396	—	—	147,960
Income (Loss) Before Income Taxes	47,586	23,209	2,341	(9,774)	63,362
Additions to Long-Lived Assets	72,333	2,756	—	269	75,358
Additions to Investments	—	—	270,603	—	270,603

Three Months Ended March 31, 2018
Midstream Services — Affiliate	$43,979	$20,284	$—	$—	$64,263
Midstream Services — Third Party	7,458	3,902	—	—	11,360
Crude Oil Sales — Third Party	22,110	—	—	—	22,110
Total Revenues	73,547	24,186	—	—	97,733
Income (Loss) Before Income Taxes	30,827	17,503	2,868	(11,988)	39,210
Additions to Long-Lived Assets	447,389	7,632	—	—	455,021

March 31, 2019
Total Assets	$1,851,930	$109,758	$346,998	$13,776	$2,322,462

December 31, 2018
Total Assets	$1,804,100	$96,280	$82,317	$15,220	$1,997,917

(1)
A substantial portion of the financial statement activity associated with our DevCos is captured within the Gathering Systems and Fresh Water Delivery reportable segments. Although our unconsolidated investments are owned through certain DevCos, all financial statement activity associated with our unconsolidated investments is captured within the Investments in Midstream Entities reportable segment. As our DevCos represent VIEs, see the above reportable segments for our VIEs impact to the consolidated financial statements.

(2)	The Corporate segment includes all general Partnership activity not attributable to our DevCos.
Note 9. Leases
In the normal course of business, we enter into lease agreements to support our operations. We lease field equipment as well as water and pipeline transportation assets.
Operating Leases Our operating leases consist of field equipment and transportation assets. Our field equipment leases have fixed monthly payments over a minimum term with options to extend the rental period on a month-to-month basis. Our leased transportation assets have variable monthly payments (price per barrel throughput) over a minimum term with the option to extend on a year-to-year basis. Our operating and variable lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the three months ended March 31, 2019.
Finance Leases We lease water assets for use in the performance of our fresh water delivery services. The amount of the lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments. Our finance lease expense is recorded in depreciation and amortization expense in our consolidated statement of operations and was de minimis for the three months ended March 31, 2019. Interest expense for our finance lease is recorded in interest expense in our consolidated statement of operations and was de minimis for the three months ended March 31, 2019.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Short Term Leases Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Short term lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the three months ended March 31, 2019.
Balance Sheet Information ROU assets and lease liabilities are as follows:

(thousands)	Balance Sheet Location	March 31, 2019
Assets
Operating (1)	Other Noncurrent Assets	$723
Finance (2)	Total Property, Plant and Equipment, Net	4,137
Total ROU Assets		$4,860
Liabilities
Current
Operating	Other Current Liabilities	$636
Finance	Other Current Liabilities	2,128
Noncurrent
Operating	Other Noncurrent Liabilities	—
Finance (3)	Long-Term Debt	245
Total Lease Liabilities		$3,009

(1)	All of our operating leases have a term that ends during 2019. The future minimum operating lease payments due in 2019 was $1.7 million as of December 31, 2018.

(2)	Finance lease assets are recorded net of accumulated amortization of $0.9 million as of March 31, 2019.

(3)	Our finance lease matures during 2020.
Note 10. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851
Q4 2018	February 4, 2019	February 11, 2019	$0.5858	$13,876	$9,316	$2,421	$25,613

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP).
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
Cash Distributions On April 25, 2019, the board of directors of Noble Midstream GP LLC (our general partner) declared a quarterly cash distribution of $0.6132 per unit. The distribution will be paid on May 13, 2019, to unitholders of record as of May 6, 2019. Also on May 13, 2019, a cash incentive distribution of $3.5 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common and Subordinated Unit.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended March 31,
(in thousands, except per unit amounts)	2019	2018
Net Income Attributable to Noble Midstream Partners LP	$43,559	$39,361
Less: Net Income Attributable to Incentive Distribution Rights	3,507	819
Net Income Attributable to Limited Partners	$40,052	$38,542

Net Income Attributable to Common Units	$23,967	$23,058
Net Income Attributable to Subordinated Units	16,085	15,484
Net Income Attributable to Limited Partners	$40,052	$38,542

Net Income Attributable to Limited Partners Per Limited Partner Common and Subordinated Unit
Basic	$1.01	$0.97
Diluted	$1.01	$0.97

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	23,696	23,683
Subordinated Units	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	23,721	23,698
Subordinated Units	15,903	15,903

Antidilutive Restricted Units	67	21

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
MD&A is our analysis of the Partnership’s financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. It contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the our disclosures in Item 3 of this report under the heading: “Disclosure Regarding Forward-Looking Statements.”
EXECUTIVE OVERVIEW
The following discussion highlights significant operating and financial results for first quarter 2019. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Significant Results
The following discussion highlights significant operating, financial and transactional results for first quarter 2019.
Significant Operating Results Include:

•	average crude oil gathering volumes of 221 MBbl/d, an increase of 70% as compared with first quarter 2018;

•	average natural gas gathering volumes of 459 BBtu/d, an increase of 85% as compared with first quarter 2018;

•	average produced water gathered volumes of 142 MBbl/d, an increase of 203% as compared with first quarter 2018; and

•	average fresh water delivered volumes of 220 MBbl/d, an increase of 31% as compared with first quarter 2018.
Significant Financial Results Include:

•	net income of $63.3 million, an increase of 62% as compared with first quarter 2018;

•	net income attributable to the Partnership of $43.6 million, an increase of 11% as compared with first quarter 2018;

•	net cash provided by operating activities of $83.9 million, an increase of 84% as compared with first quarter 2018;

•	declared a distribution of $0.6132 per unit, an increase of 20% above the first quarter 2018 distribution per unit;

•	Adjusted EBITDA (non-GAAP financial measure) of $90.5 million, an increase of 55% as compared with first quarter 2018;

•	Adjusted EBITDA (non-GAAP financial measure) attributable to the Partnership of $62.9 million an increase of 14% as compared with first quarter 2018; and

•	distributable cash flow (non-GAAP financial measure) of $54.0 million, an increase of 13% as compared with first quarter 2018.
Significant Transactional Results Include:

•	completed the formation of the Delaware Crossing Joint Venture;

•	closed options to acquire interest in EPIC Y-Grade and EPIC Crude; and

•	secured equity commitment and issued Preferred Equity to GIP.
For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
2019 Capital Investment Program
Our 2019 capital investment program, excluding acquisition capital, will accommodate a gross investment level of approximately $335 to $375 million, with $180 to $210 million attributable to the Partnership. We will evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

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
Investment Capital Program
Delaware Crossing Joint Venture The Delaware Crossing Joint Venture will construct a 95-mile pipeline system that will originate in Pecos County, Texas, and have additional connections in Reeves County and Winkler County, Texas. The project footprint will be served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas. The project is underpinned by approximately 192,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas. The pipeline is expected to be operational in the third quarter of 2019. During first quarter 2019, we made capital contributions of $38.3 million. Our total cash contributions are expected to be approximately $75 million to $85 million. We intend to fund our cash contributions with our revolving credit facility.
EPIC Y-Grade EPIC Y-Grade will construct an approximately 700-mile pipeline linking NGL reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. The pipeline will have a throughput capacity of approximately 440 MBbl/d with multiple origin points. During first quarter 2019, we made capital contributions of $123.2 million. Our total cash contributions are expected to be approximately $165 million to $180 million, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions with our revolving credit facility.
EPIC Crude EPIC Crude will construct an approximately 700-mile pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast. EPIC currently has a petition for declaratory order pending before the Federal Energy Regulatory Commission for approval of its rates and terms and conditions of its tariff. During first quarter 2019, we made capital contributions of $103.7 million. Our total cash contributions are expected to be approximately $330 million to $350 million, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions with our revolving credit facility and Preferred Equity.
Colorado Senate Bill 19-181
For some time, initiatives have been underway in the State of Colorado to limit or ban hydraulic fracturing statewide or other facets of crude oil and natural gas exploration, development or operations. During first quarter 2019, Senate Bill 19-181 (SB 181) was passed by the State Legislature. On April 16, 2019, the Governor signed the bill into law. The legislation makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the Colorado Oil and Gas Conservation Commission (Colorado Commission) to prioritize public health and environmental concerns in its decisions, instructing the Colorado Commission to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts.
At this time, we are not aware of any significant changes to Noble’s or other third party customers’ development plans. For example, Noble has all necessary state approvals for more than 550 permits to drill wells over the next several years. The approved permits are for wells in multiple IDP areas, many of which are in the Mustang IDP area.
However, if additional regulatory measures are adopted, Noble and other third party customers in Colorado could experience delays and/or curtailment in the permitting or pursuit of their exploration, development, or production activities. Such compliance costs and delays, curtailments, limitations, or prohibitions in their development plans could result in decreased demand for our services, which could have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity.

First Quarter 2019 Development Project Updates
Laramie River DevCo LP In the Greeley Crescent IDP area, we extended our fresh water delivery system to serve future activity for our third-party producers and installed oil and produced water gathering infrastructure to support upcoming well connections.
In the Black Diamond dedication area, we progressed the Milton Phase I Terminal expansion project that increased outlet pumping capacity and installed oil gathering infrastructure for third-party well connections. During the quarter, we connected 88 third-party wells to the Black Diamond gathering system.
Green River DevCo LP We extended infrastructure for crude oil, natural gas, and produced water gathering systems to facilitate the further development in the Mustang IDP area. We also completed additional natural gas offload capacity to facilitate future growth from the area. During the quarter, we connected 21 wells to the Mustang gathering system.
Colorado River DevCo LP During the quarter, no new wells were connected to the Wells Ranch or East Pony gathering systems as the Mustang IDP area is the primary focus area in the DJ Basin for Noble.
Blanco River DevCo LP During the quarter, we connected 9 wells to our gathering systems. Additionally, we are now connected to 3 third-party wells and actively preparing for additional third-party gathering during 2019. We gained a new third-party customer with Noble’s Delaware Basin acreage divestiture during the first quarter.
RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended March 31,
(thousands)	2019	2018
Revenues
Midstream Services — Affiliate	$91,996	$64,263
Midstream Services — Third Party	23,094	11,360
Crude Oil Sales — Third Party	32,870	22,110
Total Revenues	147,960	97,733
Costs and Expenses
Cost of Crude Oil Sales	30,898	21,439
Direct Operating	27,437	17,148
Depreciation and Amortization	19,351	11,329
General and Administrative	4,023	10,442
Total Operating Expenses	81,709	60,358
Operating Income	66,251	37,375
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	5,230	1,033
Investment Income	(2,341)	(2,868)
Total Other Expense (Income)	2,889	(1,835)
Income Before Income Taxes	63,362	39,210
State Income Tax Provision	107	74
Net Income	63,255	39,136
Less: Net Income (Loss) Attributable to Noncontrolling Interests	19,696	(225)
Net Income Attributable to Noble Midstream Partners LP	$43,559	$39,361

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$62,850	$54,981

Distributable Cash Flow(1) of Noble Midstream Partners LP	$53,965	$47,723

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

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended March 31,
	2019	2018
Colorado River DevCo LP (Wells Ranch IDP and East Pony IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	52,668	66,537
Natural Gas Gathering Volumes (MMBtu/d)	263,298	207,848
Produced Water Gathering Volumes (Bbl/d)	13,380	16,220
Fresh Water Delivery Volumes (Bbl/d)	14,147	101,877

San Juan River DevCo LP (East Pony IDP) (1)
Fresh Water Delivery Volumes (Bbl/d)	40,236	—

Green River DevCo LP (Mustang IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	23,123	—
Natural Gas Gathering Volumes (MMBtu/d)	90,933	—
Produced Water Gathering Volumes (Bbl/d)	10,486	—
Fresh Water Delivery Volumes (Bbl/d)	120,451	21,995

Blanco River DevCo LP (Delaware Basin) (1)
Crude Oil Gathering Volumes (Bbl/d)	38,479	14,409
Natural Gas Gathering Volumes (MMBtu/d)	98,651	39,703
Produced Water Gathering Volumes (Bbl/d)	104,246	25,985

Laramie River DevCo LP (Greeley Crescent IDP and Black Diamond Dedication Area) (1)
Crude Oil Sales Volumes (Bbl/d)	7,029	4,696
Crude Oil Gathering Volumes (Bbl/d)	106,421	48,597
Natural Gas Gathering Volumes (MMBtu/d)	5,773	—
Produced Water Gathering Volumes (Bbl/d)	14,178	4,773
Fresh Water Delivery Volumes (Bbl/d)	44,880	43,871

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	7,029	4,696
Crude Oil Gathering Volumes (Bbl/d)	220,691	129,543
Natural Gas Gathering Volumes (MMBtu/d)	458,655	247,551
Barrels of Oil Equivalent (Boe/d)	286,522	165,976
Produced Water Gathering Volumes (Bbl/d)	142,290	46,978

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	219,714	167,743

(1)	See Item 1. Financial Statements – Note 1. Organization and Nature of Operations for our DevCo ownership interests.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2019	2018	Increase (Decrease) From Prior Year
Three Months Ended March 31,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$63,573	$43,024	48%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	18,296	6,570	178%
Fresh Water Delivery — Affiliate	27,587	20,284	36%
Fresh Water Delivery — Third Party	3,809	3,902	(2)%
Crude Oil Sales — Third Party	32,870	22,110	49%
Other — Affiliate	836	955	(12)%
Other — Third Party	989	888	11%
Total Revenues	$147,960	$97,733	51%
N/M Amount is not meaningful
Revenues Trend Analysis
Revenues increased during first quarter 2019 as compared with first quarter 2018. The increases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $43.0 million during during first quarter 2019 as compared with first quarter 2018 due to the following:

•
an increase of $10.9 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems and the commencement of services for a third party customer subsequent to the first quarter 2018;

•
an increase of $10.8 million in crude oil sales due to a full quarter of activity during 2019 due to the commencement of crude oil sales upon closing of the Black Diamond Acquisition on January 31, 2018;

•	an increase of $9.7 million in crude oil, natural gas and produced water gathering services revenues due to the commencement of services in the Mustang IDP during 2018; and

•	an increase of $8.5 million in gathering services revenues due to a full quarter of gathering services provided by the Black Diamond system.
Fresh Water Delivery Fresh Water Delivery revenues increased by $7.2 million during first quarter 2019 as compared with first quarter 2018 due to the following:

•	an increase of $8.5 million in fresh water delivery revenues due to an increase in fresh water deliveries in the Mustang IDP area resulting from increased well completion activity by Noble; and

•	an increase of $7.7 million in fresh water delivery revenues due to an increase in fresh water deliveries in the East Pony IDP area resulting from increased well completion activity by Noble;
partially offset by:

•	a decrease of $8.9 million in fresh water delivery revenues due to a decrease in fresh water deliveries in the Wells Ranch IDP area resulting from reduced well completion activity by Noble.

Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2019	2018	Increase (Decrease) from Prior Year
Three Months Ended March 31,
Cost of Crude Oil Sales	$30,898	$21,439	44%
Direct Operating	27,437	17,148	60%
Depreciation and Amortization	19,351	11,329	71%
General and Administrative	4,023	10,442	(61)%
Total Operating Expenses	$81,709	$60,358	35%
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased during first quarter 2019 as compared with first quarter 2018. As our crude oil purchase and sale activities commenced upon closing of the Black Diamond Acquisition during first quarter 2018, the increase is attributable to a full quarter of activity during first quarter 2019.
Direct Operating Direct operating expense increased during first quarter 2019 as compared with first quarter 2018. The increases in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense increased during first quarter 2019 as compared with first quarter 2018. The increase during first quarter 2019 as compared with first quarter 2018 was primarily attributable to operating expenses associated with the central gathering facilities (CGFs) in the Delaware Basin that were completed during 2018, operating expenses associated with increased volumes resulting from the commencement of gathering services in the Mustang IDP area and a full quarter of gathering services provided by the Black Diamond system.
Fresh Water Delivery Fresh Water Delivery direct operating expense increased during first quarter 2019 as compared with first quarter 2018. The increase during first quarter 2019 as compared with first quarter 2018 was primarily attributable to operating expenses associated with increased volumes resulting from increased well completion activity by Noble in the East Pony and Mustang IDP areas.
Depreciation and Amortization Depreciation and amortization expense increased during first quarter 2019 as compared with first quarter 2018. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased during first quarter 2019 as compared with first quarter 2018. The increases were due, in part, to assets placed in service after March 31, 2018. Assets placed in service after March 31, 2018 were primarily associated with the Mustang gathering system, the Delaware Basin CGFs, and the continued development of the Black Diamond assets. Additionally, depreciation and amortization expense includes a full quarter of intangible asset amortization during first quarter 2019 associated with customer contracts and relationships acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during first quarter 2019 as compared with first quarter 2018. Fresh Water Delivery depreciation and amortization expense has remained consistent, as our fresh water delivery infrastructure was substantially complete prior to 2018.
General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment. General and administrative expense decreased during first quarter 2019 as compared with first quarter 2018. The decrease was primarily attributable to legal and financial advisory transaction expenses associated with the Black Diamond Acquisition during first quarter 2018. Transaction expenses associated with the Black Diamond Acquisition during first quarter 2018 were approximately $6.0 million.

Other (Income) Expense Trend Analysis

(in thousands)	2019	2018	Increase (Decrease) From Prior Year
Three Months Ended March 31,
Other (Income) Expense
Interest Expense	$6,713	$2,521	166%
Capitalized Interest	(1,483)	(1,488)	—%
Interest Expense, Net	5,230	1,033	406%
Investment Income	(2,341)	(2,868)	(18)%
Total Other Expense (Income)	$2,889	$(1,835)	(257)%
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facility. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity during the year. See Note 5. Property, Plant and Equipment for our Construction-in-Progress balances as of March 31, 2019 and December 31, 2018.
Interest expense increased during first quarter 2019 as compared with first quarter 2018. The increase was primarily attributable to the increased outstanding long-term debt during first quarter 2019 as compared with first quarter 2018. In addition, interest rates on our long-term debt are higher during first quarter 2019 as compared with first quarter 2018.
Capitalized interest has remained consistent during first quarter 2019 as compared with first quarter 2018. Decreased construction-in-progress activity during first quarter 2019 as compared with first quarter 2018 was offset by increased interest rates during first quarter 2019 as compared with first quarter 2018.
Investment Income Investment income is recorded within our Investments in Midstream Entities reportable segment. Investment income decreased during first quarter 2019 as compared with first quarter 2018. Earnings from White Cliffs and the Advantage Joint Venture increased during first quarter 2019 as compared with first quarter 2018. The increase in earnings from the Advantage Joint Venture was primarily due to an increase in crude oil throughput volumes. Crude oil throughput volumes during first quarter 2019 averaged 110 MBbl/d compared to 88 MBbl/d during first quarter 2018. The increase in investment income was partially offset by a loss from the Delaware Crossing Joint Venture of approximately $1.2 million. The loss from the Delaware Crossing Joint Venture was primarily attributable to expenses incurred in connection with the formation of such entity.

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
As a result of our increased investment in midstream entities during first quarter 2019, we have refined our presentation of Adjusted EBITDA to adjust for certain items with respect to our equity method investments. We now define Adjusted EBITDA as net income before income taxes, net interest expense, depreciation and amortization, transaction expenses, unit-based compensation and certain other items that we do not view as indicative of our ongoing performance. Additionally, Adjusted EBITDA reflects the adjusted earnings impact of our equity method investments by adjusting our equity earnings or losses from our equity method investments to reflect our proportionate share of the EBITDA of such equity method investments. Prior period Adjusted EBITDA has been reclassified to conform to the current period presentation.
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
As a result of our increased investment in midstream entities during first quarter 2019, we have refined our presentation of distributable cash flow to adjust for certain items with respect to our equity method investments. We now define distributable cash flow as Adjusted EBITDA plus distributions received from our equity method investments less our proportionate share of Adjusted EBITDA from such equity method investments, estimated maintenance capital expenditures and cash interest paid. Prior period distributable cash flow has been reclassified to conform to the current period presentation.
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

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation from Net Income
Net Income	$63,255	$39,136
Add:
Depreciation and Amortization	19,351	11,329
Interest Expense, Net of Amount Capitalized	5,230	1,033
State Income Tax Provision	107	74
Transaction and Integration Expenses	57	5,969
Proportionate Share of Equity Method Investment EBITDA Adjustments	2,003	704
Unit-Based Compensation and Other	545	321
Adjusted EBITDA	90,548	58,566
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	27,698	3,585
Adjusted EBITDA Attributable to Noble Midstream Partners LP	62,850	54,981
Add:
Distributions from Equity Method Investments	6,659	2,255
Less:
Proportionate Share of Equity Method Investment Adjusted EBITDA	3,031	2,566
Cash Interest Paid	6,558	2,407
Maintenance Capital Expenditures	5,955	4,540
Distributable Cash Flow of Noble Midstream Partners LP	$53,965	$47,723
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2019	2018
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$83,944	$45,603
Add:
Interest Expense, Net of Amount Capitalized	5,230	1,033
Changes in Operating Assets and Liabilities	5,055	5,743
Transaction and Integration Expenses	57	5,969
Equity Method Investment EBITDA Adjustments	(3,628)	311
Other Adjustments	(110)	(93)
Adjusted EBITDA	90,548	58,566
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	27,698	3,585
Adjusted EBITDA Attributable to Noble Midstream Partners LP	62,850	54,981
Add:
Distributions from Equity Method Investments	6,659	2,255
Less:
Proportionate Share of Equity Method Investment EBITDA	3,031	2,566
Cash Interest Paid	6,558	2,407
Maintenance Capital Expenditures	5,955	4,540
Distributable Cash Flow of Noble Midstream Partners LP	$53,965	$47,723

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary sources of liquidity are cash flows generated from operations based on commercial agreements with Noble and our third party customers. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and equity or debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. We do not have any commitment from Noble or our general partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Certain consolidated subsidiaries make distributions to or receive contributions from Noble in proportion to Noble’s ownership in the subsidiary.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	March 31, 2019	December 31, 2018
Cash, Cash Equivalents, and Restricted Cash (1)	$9,556	$11,691
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	570,000	740,000
Available Liquidity	$579,556	$751,691

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	There was no available borrowing capacity under our term loan credit facility as of March 31, 2019. See Item 1. Financial Statements – Note 6. Debt.
Revolving Credit Facility
Our revolving credit facility is available to fund working capital requirements, acquisitions and expansion capital expenditures. During first quarter 2019, we utilized our revolving credit facility to fund our capital contributions for the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude. We repaid a portion of our revolving credit facility with the proceeds from the Preferred Equity offering. As of March 31, 2019, $230 million is outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 6. Debt.
Preferred Equity
On March 25, 2019, we secured an equity commitment totaling $200 million from GIP. During first quarter 2019, Preferred Equity proceeds totaled $100 million and we incurred offering costs of $3.3 million. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions precedent. Proceeds from the Preferred Equity were utilized to repay a portion of outstanding borrowings under our revolving credit facility. See Item 1. Financial Statements – Note 2. Basis of Presentation.
Cash Flows
Summary cash flow information was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Total Cash Provided By (Used in)
Operating Activities	$83,944	$45,603
Investing Activities	(341,068)	(811,221)
Financing Activities	254,989	735,011
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(2,135)	$(30,607)
Operating Activities Net cash provided by operating activities increased during first quarter 2019 as compared with first quarter 2018. The increase was primarily due to an increase in net income as well as an increase in distributions from equity method investees. The increase in net income was driven by an increase in revenues as well as a decrease in general and administrative expenses and was partially offset by an increase in direct operating expenses.

Investing Activities Cash used in investing activities decreased during first quarter 2019 as compared with first quarter 2018. The decrease was primarily due to the Black Diamond Acquisition during 2018 as well as increased additions to property, plant and equipment during 2018 due to the construction of the Mustang gathering system and Delaware Basin CGFs. The increase was partially offset by our additions to investments during 2019 due to the closing of the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude.
Financing Activities Cash provided by financing activities decreased during first quarter 2019 as compared with first quarter 2018. The decrease is primarily due to decreased net long-term debt borrowings and decreased contributions from noncontrolling interest owners. The decrease was partially offset by net proceeds from the Preferred Equity.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Contractual Obligations
We had no material changes in our contractual commitments and obligations from amounts listed under Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Gathering System Expenditures (1)	$72,333	$447,389
Fresh Water Delivery System Expenditures	2,756	7,632
Other	269	—
Total Capital Expenditures	$75,358	$455,021

Additions to Investments	$270,603	$—

(1)
Gathering system expenditures for the three months ended March 31, 2018 include only the portion of the purchase price for the Black Diamond Acquisition allocated to Property, Plant and Equipment totaling $205.8 million.

For the three months ended March 31, 2019, our gathering system expenditures were primarily associated with well connections in the Mustang IDP, Black Diamond dedication area and the Delaware Basin as well as expansion of the Mustang gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the the Greeley Crescent fresh water delivery system.
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
For the three months ended March 31, 2019, additions to investments were primarily related to our capital contributions for the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude. See See Item 1. Financial Statements – Note 7. Investments.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On April 25, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.6132 per unit. The distribution will be paid on May 13, 2019, to unitholders of record as of May 6, 2019. Also on May 13, 2019, a cash incentive distribution of $3.5 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit and Subordinated Unit. Upon payment of the distribution, the requirements for the conversion of all Subordinated Units will be satisfied. As a result, we expect that the Subordinated Units will convert to Common Units in accordance with the First

Amended and Restated Agreement of Limited Partnership of Noble Midstream Partners LP and participate on terms equal with all other Common Units in distributions of available cash. The conversion will not impact the amount of the cash distributions paid by the Partnership or the total units outstanding.
For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.9 million per quarter, or $59.4 million million per year, based on the number of Common and Subordinated Units outstanding as of March 31, 2019.
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
We have indirect exposure to commodity price risk in that persistent low commodity prices may cause our customers and other potential customers to delay drilling or shut-in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If our customers delay drilling or completion activity, or temporarily shut-in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our commercial agreements do not contain minimum volume commitments. Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon and water throughput volumes on our midstream systems, which depends on our customers’ level of drilling and completion activity on our dedicated acreage.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and NGL prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facility, which have variable interest rates. As of March 31, 2019, $230 million and $500 million were outstanding under our revolving credit facility and term loan credit facility, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $1.8 million increase in interest expense for the three months ended March 31, 2019. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
Credit Risk
We derive a substantial portion of our revenue from Noble and we expect to derive a substantial portion of our revenue from Noble for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Noble’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.
Additionally, we are subject to the risk of non-payment or non-performance by our customers, including with respect to our commercial agreements, most of which do not contain minimum volume commitments. Furthermore, we cannot predict the extent to which our customers’ businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on our customers’ ability to execute their drilling and development plans on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by our customers under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders at the minimum quarterly distribution rate or at all.

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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 is available on our website at www.nblmidstream.com.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

Exhibit Number	Exhibit

2.1
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

10.1
Amendment to Limited Waiver to Omnibus Agreement dated February 7, 2019, by and among the Registrant, Noble Midstream GP LLC, Noble Midstream Services, LLC, Noble Energy, Inc., Noble Energy Services, Inc. and NBL Midstream LLC (filed as Exhibit 10.3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February, 19, 2019 and incorporated herein by reference).

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	May 3, 2019	By: /s/ John F. Bookout, IV
John F. Bookout, IV Chief Financial Officer