Form 10-Q
period 2019-06-30
Noble Midstream Partners LP
filed 2019-08-02
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Yes ☐    No ☒
As of July 31, 2019, the registrant had 39,752,188 Common Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$9,388	$10,740
Accounts Receivable — Affiliate	38,697	31,613
Accounts Receivable — Third Party	25,852	23,091
Other Current Assets	8,805	5,875
Total Current Assets	82,742	71,319
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	1,621,885	1,500,609
Less: Accumulated Depreciation and Amortization	(102,338)	(79,357)
Total Property, Plant and Equipment, Net	1,519,547	1,421,252
Intangible Assets, Net	294,184	310,202
Goodwill	109,734	109,734
Investments	487,383	82,317
Other Noncurrent Assets	4,941	3,093
Total Assets	$2,498,531	$1,997,917
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$534	$2,778
Accounts Payable — Trade	101,094	92,756
Other Current Liabilities	8,144	9,217
Total Current Liabilities	109,772	104,751
Long-Term Liabilities
Long-Term Debt	870,047	559,021
Asset Retirement Obligations	19,009	17,330
Other Long-Term Liabilities	1,143	582
Total Liabilities	999,971	681,684
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	99,616	—
Equity
Limited Partner
Common Units (39,753 and 23,759 units outstanding, respectively)	606,575	699,866
Subordinated Units (15,903 units outstanding as of December 31, 2018)	—	(130,207)
General Partner	4,640	2,421
Total Partners’ Equity	611,215	572,080
Noncontrolling Interests	787,729	744,153
Total Equity	1,398,944	1,316,233
Total Liabilities, Mezzanine Equity and Equity	$2,498,531	$1,997,917
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Midstream Services — Affiliate	$85,882	$66,924	$177,878	$131,187
Midstream Services — Third Party	20,597	13,469	43,691	24,829
Crude Oil Sales — Third Party	51,782	41,578	84,652	63,688
Total Revenues	158,261	121,971	306,221	219,704
Costs and Expenses
Cost of Crude Oil Sales	48,079	40,012	78,977	61,451
Direct Operating	27,697	18,393	55,134	35,541
Depreciation and Amortization	20,285	16,371	39,636	27,700
General and Administrative	4,838	4,980	8,861	15,422
Total Operating Expenses	100,899	79,756	182,608	140,114
Operating Income	57,362	42,215	123,613	79,590
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	2,325	1,681	7,555	2,714
Investment Loss (Income)	1,748	(4,091)	(593)	(6,959)
Total Other Expense (Income)	4,073	(2,410)	6,962	(4,245)
Income Before Income Taxes	53,289	44,625	116,651	83,835
State Income Tax Provision	91	183	198	257
Net Income	53,198	44,442	116,453	83,578
Less: Net Income Attributable to Noncontrolling Interests	16,789	7,858	36,485	7,633
Net Income Attributable to Noble Midstream Partners LP	36,409	36,584	79,968	75,945
Less: Net Income Attributable to Incentive Distribution Rights	4,640	1,134	8,147	1,953
Net Income Attributable to Limited Partners	$31,769	$35,450	$71,821	$73,992

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.79	$0.90	$1.77	$1.87
Subordinated Units	$0.84	$0.90	$1.91	$1.87

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	32,090	23,686	27,916	23,684
Subordinated Units	7,514	15,903	11,685	15,903

Weighted Average Limited Partner Units Outstanding —Diluted
Common Units	32,121	23,700	27,944	23,699
Subordinated Units	7,514	15,903	11,685	15,903
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net Income	$116,453	$83,578
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	39,636	27,700
Loss (Income) from Equity Method Investees	2,083	(4,798)
Distributions from Equity Method Investees	6,944	3,520
Unit-Based Compensation	843	714
Other Adjustments for Noncash Items Included in Income	804	329
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(10,048)	(4,874)
Increase in Accounts Payable	19,364	3,241
Other Operating Assets and Liabilities, Net	(3,330)	(4,338)
Net Cash Provided by Operating Activities	172,749	105,072
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(138,139)	(409,059)
Black Diamond Acquisition, Net of Cash Acquired	—	(650,131)
Additions to Investments	(414,587)	(119)
Distributions from Cost Method Investee and Other	588	715
Net Cash Used in Investing Activities	(552,138)	(1,058,594)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests	(11,985)	(3,529)
Contributions from Noncontrolling Interests	34,110	515,622
Borrowings Under Revolving Credit Facility	560,000	610,000
Repayment of Revolving Credit Facility	(250,000)	(165,000)
Distributions to Unitholders	(53,459)	(40,913)
Proceeds from Preferred Equity, Net of Issuance Costs	99,450	—
Debt Issuance Costs and Other	(980)	(1,987)
Net Cash Provided by Financing Activities	377,136	914,193
Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,253)	(39,329)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	11,691	55,531
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$9,438	$16,202

(1)	See Note 2. Basis of Presentation for our reconciliation of total cash.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2017	$642,616	$(168,136)	$520	$141,230	$616,230
Net Income	23,058	15,484	819	(225)	39,136
Contributions from Noncontrolling Interests	—	—	—	409,865	409,865
Distributions to Noncontrolling Interests	—	—	—	(3,007)	(3,007)
Distributions to Unitholders	(11,575)	(7,765)	(520)	—	(19,860)
Black Diamond Equity Ownership Promote Vesting (1)	1,215	1,214		(2,429)	—
Unit-Based Compensation and Other	288	—	—	—	288
March 31, 2018	655,602	(159,203)	819	545,434	1,042,652
Net Income	21,210	14,240	1,134	7,858	44,442
Contributions from Noncontrolling Interests	—	—	—	105,757	105,757
Distributions to Noncontrolling Interests	—	—	—	(522)	(522)
Distributions to Unitholders	(12,108)	(8,126)	(819)	—	(21,053)
Black Diamond Equity Ownership Promote Vesting (1)	2,731	1,833	—	(4,564)	—
Unit-Based Compensation and Other	395	—	—	—	395
June 30, 2018	$667,830	$(151,256)	$1,134	$653,963	$1,171,671

December 31, 2018	$699,866	$(130,207)	$2,421	$744,153	$1,316,233
Net Income	23,967	16,085	3,507	19,696	63,255
Contributions from Noncontrolling Interests	—	—	—	15,969	15,969
Distributions to Noncontrolling Interests	—	—	—	(4,669)	(4,669)
Distributions to Unitholders	(13,930)	(9,316)	(2,421)	—	(25,667)
Black Diamond Equity Ownership Promote Vesting (1)	4,092	2,746	—	(6,838)	—
Unit-Based Compensation and Other	470	—	—	—	470
March 31, 2019	714,465	(120,692)	3,507	768,311	1,365,591
Net Income	25,487	6,282	4,640	16,789	53,198
Contributions from Noncontrolling Interests	—	—	—	18,141	18,141
Distributions to Noncontrolling Interests	—	—	—	(7,316)	(7,316)
Distributions to Unitholders	(14,534)	(9,751)	(3,507)	—	(27,792)
Black Diamond Equity Ownership Promote Vesting (1)	8,196	—	—	(8,196)	—
Conversion of Subordinated Units to Common Units (2)	(124,161)	124,161	—	—	—
Preferred Equity Accretion	(3,151)	—	—	—	(3,151)
Unit-Based Compensation and Other	273	—	—	—	273
June 30, 2019	$606,575	$—	$4,640	$787,729	$1,398,944

(1)	See Note 2. Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.

(2)	See Note 10. Partnership Distributions for further discussion of the conversion of Subordinated Units.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation
Basis of Presentation and Consolidation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods.
In Note 8. Segment Information, we report a new Investments in Midstream Entities reportable segment and present prior period amounts on a comparable basis. Prior period segment information has been reclassified to conform to the current period presentation.
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
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
Black Diamond Equity Ownership Promote Vesting In accordance with the limited liability company agreement of Black Diamond, Noble Member received an equity ownership promote. The capital accounts for Noble Member and Greenfield Member at June 30, 2019 do not equal their agreed equity ownership interests due to the funding structure of the total Black Diamond Acquisition purchase price. See Note 3. Acquisition.
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
Redeemable Noncontrolling Interest On March 25, 2019, we, through Dos Rios Crude Intermediate LLC, a wholly-owned subsidiary of Dos Rios DevCo LLC, secured a $200 million equity commitment from GIP CAPS Dos Rios Holding Partnership, L.P. (GIP). Upon securing the equity commitment, we issued 100,000 preferred units, with a face value of $1,000 per preferred unit (Preferred Equity). Proceeds from the Preferred Equity totaled $100 million and we incurred offering costs of $3.5 million. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

precedent. Proceeds from the Preferred Equity were utilized to repay a portion of outstanding borrowings under our revolving credit facility. See Note 6. Debt.
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
The Preferred Equity was recorded initially at fair value on the issuance date. Subsequent to issuance, we accrete changes in the redemption value of the Preferred Equity from the date of issuance to GIP’s earliest redemption date of the Preferred Equity. The Preferred Equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. During any quarter in which a dividend is accrued, the accreted value of the Preferred Equity will be increased by the accrued but unpaid dividend (i.e., a paid-in-kind dividend). The dividends for the first and second quarters of 2019 were paid-in-kind. Accretion during the six months ended June 30, 2019 was approximately $3.2 million.
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
Intangible Assets Our intangible asset accumulated amortization totaled approximately $29.6 million and $45.6 million as of December 31, 2018 and June 30, 2019, respectively. Intangible asset amortization expense totaled approximately $8.1 million for the three months ended June 30, 2018 and 2019 and $13.3 million and $16.0 million for the six months ended June 30, 2018 and 2019, respectively. The weighted average amortization period for our intangible assets is approximately 11 years.
Recently Adopted Accounting Standards
Leases In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (ASU 2016-02), which creates Topic 842 – Leases (ASC 842). The standard requires lessees to recognize a ROU asset and lease liability on the balance sheet for the rights and obligations created by leases. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.
The new standard provided a number of optional practical expedients. We elected:

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Recently Issued Accounting Standards
Financial Instruments: Credit Losses In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13): Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology used for certain financial instruments with a methodology that reflects current expected credit losses. The current expected credit loss (CECL) model applies to a broad scope of financial instruments, including financial assets measured at amortized cost. CECL also applies to off-balance sheet credit exposures not accounted for as insurance, such as financial guarantees and other unfunded loan commitments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and shall be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period.
The FASB subsequently issued Accounting Standards Update No. 2019-04 (ASU 2019-04): Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives, and Topic 825, Financial Instruments and Accounting Standards Update No. 2019-05 (ASU 2019-05): Financial Instruments-Credit Losses (Topic 326)-Targeted Transition Relief. ASU 2019-04 and ASU 2019-05 provide certain codification improvements related to CECL implementation and targeted transition relief consisting of an option to irrevocably elect the fair value option for eligible instruments.
From evaluation of our current credit portfolio, which includes receivables for midstream services and crude oil sales, historical credit losses have been de minimis and we believe that our expected future credit losses will not be significant. As such, we do not believe adoption of the standard will have a material impact on our financial statements. We have developed and are executing an implementation plan, which includes data collection, contract review and assessment, and evaluation of our systems, processes and internal controls. We will continue to monitor changes in our credit portfolio and off-balance sheet exposures as our implementation plan progresses.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Our restricted cash is included in other current assets in our consolidated balance sheets. The following table provides a reconciliation of total cash:

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash and Cash Equivalents at Beginning of Period	$10,740	$18,026
Restricted Cash at Beginning of Period (1) (2)	951	37,505
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$11,691	$55,531

Cash and Cash Equivalents at End of Period	$9,388	$16,202
Restricted Cash at End of Period (1)	50	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9,438	$16,202

(1)	Restricted cash represents the amount held as collateral at December 31, 2018 and June 30, 2019 for certain of our letters of credit.

(2)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.
Revenue Recognition We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606 – Revenue from Contracts with Customers (ASC 606).

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Under ASC 606, remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2019. A certain fresh water delivery affiliate revenue agreement contains a minimum volume commitment for the delivery of fresh water for a fixed fee per barrel with annual percentage escalations. The following table includes estimated revenues, as of June 30, 2019, for the agreement. Our actual volumes delivered may exceed the future minimum volume commitment.

(in thousands)	Midstream Services — Affiliate
Remainder of 2019	$15,232
2020	36,817
2021	37,635
Total	$89,684

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2019 (1)	2018 (1)	2019 (1)	2018
Revenues	$158,261	$121,971	$306,221	$230,216
Net Income	53,198	44,442	116,453	81,092
Net Income Attributable to Noble Midstream Partners LP	36,409	36,584	79,968	74,279

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.79	$0.90	$1.77	$1.83
Subordinated Units	$0.84	$0.90	$1.91	$1.83

(1)	No pro forma adjustments were made for the period as Black Diamond operations are included in our results for the full period.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Crude Oil, Natural Gas and Produced Water Gathering	$66,749	$46,871	$130,322	$89,895
Fresh Water Delivery	18,367	19,074	45,954	39,358
Other	766	979	1,602	1,934
Total Midstream Services — Affiliate	$85,882	$66,924	$177,878	$131,187

Expenses General and administrative expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
General and Administrative Expense — Affiliate	$1,848	$1,894	$3,796	$3,705
General and Administrative Expense — Third Party	2,990	3,086	5,065	11,717
Total General and Administrative Expense	$4,838	$4,980	$8,861	$15,422

Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	June 30, 2019	December 31, 2018
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$1,377,271	$1,199,679
Fresh Water Delivery Systems	80,791	78,820
Crude Oil Treating Facilities	21,650	20,027
Construction-in-Progress (1)	142,173	202,083
Total Property, Plant and Equipment, at Cost	1,621,885	1,500,609
Accumulated Depreciation and Amortization	(102,338)	(79,357)
Property, Plant and Equipment, Net	$1,519,547	$1,421,252

(1)
Construction-in-progress at June 30, 2019 primarily includes $115.1 million in gathering system projects, $3.7 million in fresh water delivery system projects and $22.3 million in equipment for use in future projects. Construction-in-progress at December 31, 2018 primarily includes $147.1 million in gathering system projects, $21.6 million in fresh water delivery system projects and $32.8 million in equipment for use in future projects.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Debt
Debt consists of the following:

	June 30, 2019		December 31, 2018
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$370,000	3.77%	$60,000	3.67%
Term Loan Credit Facility, due July 31, 2021	500,000	3.51%	500,000	3.42%
Finance Lease Obligation (1)	2,389	—%	3,231	—%
Total	872,389		563,231
Term Loan Credit Facility Unamortized Debt Issuance Costs	(872)		(979)
Total Debt	871,517		562,252
Finance Lease Obligation Due Within One Year (1)	(1,470)		(3,231)
Long-Term Debt	$870,047		$559,021

(1)	See Note 9. Leases.
Compliance with Covenants The revolving credit facility and term loan credit facility require us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of June 30, 2019.
Fair Value of Long-Term Debt Our revolving credit facility and term loan credit facility are variable-rate, non-public debt. The fair value of our revolving credit facility and term loan credit facility approximates the carrying amount. The fair value is estimated based on observable inputs. As such, we consider the fair value of these facilities to be a Level 2 measurement on the fair value hierarchy.
Note 7. Investments
We have ownership interests in the following:

•	3.33% interest in White Cliffs;

•	50% interest in the Advantage Joint Venture;

•	50% interest in the Delaware Crossing Joint Venture;

•	15% interest in EPIC Y-Grade; and

•	30% interest in EPIC Crude.
Delaware Crossing Joint Venture On February 7, 2019, we executed definitive agreements with Salt Creek Midstream LLC (Salt Creek) and completed the formation of the Delaware Crossing Joint Venture to construct a crude oil pipeline system with a capacity of 160 MBbl/d in the Delaware Basin. During the first six months of 2019, we have made capital contributions of approximately $38.3 million.
EPIC Y-Grade On January 31, 2019, we exercised and closed our option with EPIC Midstream Holdings, LP (EPIC) to acquire an interest in EPIC Y-Grade. EPIC Y-Grade is constructing an approximately 700-mile pipeline linking natural gas liquid (NGL) reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. During the first six months of 2019, we have made capital contributions of approximately $149.5 million.
EPIC Crude On January 31, 2019, we exercised our option to acquire an interest in EPIC Crude. On March 8, 2019, we closed our option with EPIC to acquire the interest in EPIC Crude. EPIC Crude is constructing an approximately 700-mile pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast. During the first six months of 2019, we have made capital contributions of approximately $216.2 million.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

The following table presents our investments at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018
White Cliffs	$10,187	$9,373
Advantage Joint Venture	74,555	72,944
Delaware Crossing Joint Venture	37,288	—
EPIC Y-Grade	150,399	—
EPIC Crude	214,954	—
Total Investments	$487,383	$82,317

The following table presents our investment income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
White Cliffs	$841	$973	$1,889	$1,804
Advantage Joint Venture	1,513	2,936	3,754	4,798
Delaware Crossing Joint Venture	(355)	—	(1,538)	—
EPIC Y-Grade	(1,024)	—	(1,054)	—
EPIC Crude	(3,245)	—	(3,245)	—
Other (1)	522	182	787	357
Total Investment (Loss) Income	$(1,748)	$4,091	$593	$6,959

(1)	Represents income associated with our fee for serving as the operator of the Advantage Joint Venture and Delaware Crossing Joint Venture.

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1)	Fresh Water Delivery (1)	Investments in Midstream Entities	Corporate (2)	Consolidated
Three Months Ended June 30, 2019
Midstream Services — Affiliate	$67,515	$18,367	$—	$—	$85,882
Midstream Services — Third Party	18,143	2,454	—	—	20,597
Crude Oil Sales — Third Party	51,782	—	—	—	51,782
Total Revenues	137,440	20,821	—	—	158,261
Income (Loss) Before Income Taxes	49,133	13,621	(1,748)	(7,717)	53,289
Additions to Long-Lived Assets	55,850	1,113	—	240	57,203
Additions to Investments	—	—	143,984	—	143,984

Three Months Ended June 30, 2018
Midstream Services — Affiliate	$47,850	$19,074	$—	$—	$66,924
Midstream Services — Third Party	10,368	3,101	—	—	13,469
Crude Oil Sales — Third Party	41,578	—	—	—	41,578
Total Revenues	99,796	22,175	—	—	121,971
Income (Loss) Before Income Taxes	29,066	18,434	4,091	(6,966)	44,625
Additions to Long-Lived Assets	149,571	5,190	—	—	154,761
Additions to Investments	—	—	119	—	119

Six Months Ended June 30, 2019
Midstream Services — Affiliate	$131,924	$45,954	$—	$—	$177,878
Midstream Services — Third Party	37,428	6,263	—	—	43,691
Crude Oil Sales — Third Party	84,652	—	—	—	84,652
Total Revenues	254,004	52,217	—	—	306,221
Income (Loss) Before Income Taxes	96,719	36,830	593	(17,491)	116,651
Additions to Long-Lived Assets	130,656	1,394	—	511	132,561
Additions to Investments	—	—	414,587	—	414,587

Six Months Ended June 30, 2018
Midstream Services — Affiliate	$91,829	$39,358	$—	$—	$131,187
Midstream Services — Third Party	17,826	7,003	—	—	24,829
Crude Oil Sales — Third Party	63,688	—	—	—	63,688
Total Revenues	173,343	46,361	—	—	219,704
Income (Loss) Before Income Taxes	59,894	35,937	6,959	(18,955)	83,835
Additions to Long-Lived Assets	596,960	12,552	—	—	609,512
Additions to Investments	—	—	119	—	119

June 30, 2019
Total Assets	$1,911,769	$87,618	$487,383	$11,761	$2,498,531

December 31, 2018
Total Assets	$1,804,100	$96,280	$82,317	$15,220	$1,997,917

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
Operating Leases Our operating leases consist of field equipment and transportation assets. Our field equipment leases have fixed monthly payments over a minimum term with options to extend the rental period on a month-to-month basis. Our leased transportation assets have variable monthly payments (price per barrel throughput) over a minimum term with the option to extend on a year-to-year basis. Our operating and variable lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the three and six months ended June 30, 2019.
Finance Leases We lease water assets for use in the performance of our fresh water delivery services. The amount of the lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments. Our finance lease expense is recorded in depreciation and amortization expense in our consolidated statement of operations and was de minimis for the three and six months ended June 30, 2019. Interest expense for our finance lease is recorded in interest expense in our consolidated statement of operations and was de minimis for the three and six months ended June 30, 2019.
Short Term Leases Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Short term lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the three and six months ended June 30, 2019.
Balance Sheet Information ROU assets and lease liabilities are as follows:

(thousands)	Balance Sheet Location	June 30, 2019
Assets
Operating (1)	Other Noncurrent Assets	$2,024
Finance (2)	Total Property, Plant and Equipment, Net	4,047
Total ROU Assets		$6,071
Liabilities
Current
Operating	Other Current Liabilities	$1,558
Finance	Other Current Liabilities	1,470
Noncurrent
Operating	Other Noncurrent Liabilities	445
Finance (3)	Long-Term Debt	919
Total Lease Liabilities		$4,392

(1)	All of our operating leases mature in 2019 or 2020. Future operating lease payments of $0.9 million are due in 2019 and $1.1 million are due in 2020.

(2)	Finance lease assets are recorded net of accumulated amortization of $1.0 million as of June 30, 2019.

(3)	Our finance lease matures during 2020.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851
Q1 2018	May 7, 2018	May 14, 2018	$0.5110	$12,103	$8,126	$819	$21,048
Q4 2018	February 4, 2019	February 11, 2019	$0.5858	$13,876	$9,316	$2,421	$25,613
Q1 2019	May 6, 2019	May 13, 2019	$0.6132	$14,534	$9,751	$3,507	$27,792

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP).
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
Conversion of Subordinated Units On April 25, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.6132 per unit for the quarter ended March 31, 2019. The distribution was paid on May 13, 2019 to unitholders of record as of the close of business on May 6, 2019. Upon payment of the distribution, the requirements for the conversion of all Subordinated Units were satisfied under our partnership agreement. As a result, on May 14, 2019, all 15,902,584 Subordinated Units, which were owned entirely by Noble, converted into Common Units on a one-for-one basis and thereafter will participate on terms equal with all other common units in distributions from available cash.
Cash Distributions On July 25, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.6418 per unit. The distribution will be paid on August 12, 2019, to unitholders of record as of August 5, 2019. Also on August 12, 2019, a cash incentive distribution of $4.6 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit.
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
Basic and diluted net income per limited partner Common Unit and Subordinated Unit is computed by dividing the respective limited partners’ interest in net income for the period by the weighted-average number of Common Units and Subordinated Units outstanding for the period. Diluted net income per limited partner Common Unit and Subordinated Unit reflects the potential dilution that could occur if agreements to issue Common Units, such as awards under the LTIP, were settled or converted into Common Units. When it is determined that potential Common Units resulting from an award should be included in the diluted net income per limited partner Common and Subordinated Unit calculation, the impact is reflected by applying the treasury stock method. See Note 10. Partnership Distributions for further discussion of the conversion of Subordinated Units on May 14, 2019.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2019	2018	2019	2018
Net Income Attributable to Noble Midstream Partners LP	$36,409	$36,584	$79,968	$75,945
Less: Net Income Attributable to Incentive Distribution Rights	4,640	1,134	8,147	1,953
Net Income Attributable to Limited Partners	$31,769	$35,450	$71,821	$73,992

Net Income Attributable to Common Units	$25,487	$21,210	$49,454	$44,268
Net Income Attributable to Subordinated Units	6,282	14,240	22,367	29,724
Net Income Attributable to Limited Partners	$31,769	$35,450	$71,821	$73,992

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.79	$0.90	$1.77	$1.87
Subordinated Units	$0.84	$0.90	$1.91	$1.87

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	32,090	23,686	27,916	23,684
Subordinated Units	7,514	15,903	11,685	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	32,121	23,700	27,944	23,699
Subordinated Units	7,514	15,903	11,685	15,903

Antidilutive Restricted Units	68	27	71	21

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
EXECUTIVE OVERVIEW
The following discussion highlights significant operating and financial results for second quarter 2019. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Significant Results
The following discussion highlights significant operating, financial and transactional results for second quarter 2019.
Significant Operating Results Include:

•	average crude oil sales volumes of 10 MBbl/d, an increase of 38% as compared with second quarter 2018;

•	average crude oil gathering volumes of 217 MBbl/d, an increase of 44% as compared with second quarter 2018;

•	average natural gas gathering volumes of 537 BBtu/d, an increase of 100% as compared with second quarter 2018;

•	average produced water gathered volumes of 164 MBbl/d, an increase of 90% as compared with second quarter 2018; and

•	average fresh water delivered volumes of 179 MBbl/d, an increase of 12% as compared with second quarter 2018.
Significant Financial Results Include:

•	net income of $53.2 million, an increase of 20% as compared with second quarter 2018;

•	net cash provided by operating activities of $88.8 million, an increase of 49% as compared with second quarter 2018;

•	declared a distribution of $0.6418 per unit, an increase of 20% above the second quarter 2018 distribution per unit;

•	Adjusted EBITDA (non-GAAP financial measure) of $80.9 million, an increase of 25% as compared with second quarter 2018;

•	Adjusted EBITDA (non-GAAP financial measure) attributable to the Partnership of $55.6 million an increase of 13% as compared with second quarter 2018; and

•	distributable cash flow (non-GAAP financial measure) of $40.6 million, an increase of 6% as compared with second quarter 2018.
For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
2019 Capital Program
We have revised our 2019 capital program, excluding investment capital, to accommodate a gross investment level of $285 to $315 million, with $140 to $160 million attributable to the Partnership. Our capital expenditures during the first six months of 2019 have been below the expectations set forth in our initial capital program primarily due to a consistent focus on cost saving initiatives and the timing of our customers’ activity. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	pace of our customers’ development;

•	operating and construction costs and our ability to achieve material supplier price reductions;

•	impact of new laws and regulations on our business practices;

•	indebtedness levels; and

•	availability of financing or other sources of funding.
We plan to fund our capital program with cash on hand, from cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities.
Investment Capital Program
Delaware Crossing Joint Venture The Delaware Crossing Joint Venture is constructing a 95-mile pipeline system that will originate in Pecos County, Texas, and have additional connections in Reeves County and Winkler County, Texas. The project footprint will be served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas. The project is underpinned by approximately 192,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas. The pipeline is expected to be operational in the first quarter of 2020. During the first six months of 2019, we made capital contributions of $38.3 million. Our total cash contributions are expected to be approximately $75 million to $85 million. We intend to fund our cash contributions with our revolving credit facility. Construction on the project is anticipated to be complete in early 2020.
EPIC Y-Grade EPIC Y-Grade is constructing an approximately 700-mile pipeline linking NGL reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. The pipeline will have a throughput capacity of approximately 440 MBbl/d with multiple origin points. During the first six months of 2019, we made capital contributions of $149.5 million. Our total cash contributions are expected to be approximately $165 million to $180 million, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions with our revolving credit facility. Construction is nearing completion on the EPIC Y-Grade project, with anticipated interim crude service in the latter half of 2019.
EPIC Crude EPIC Crude is constructing an approximately 700-mile pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast. EPIC currently has a petition for declaratory order pending before the Federal Energy Regulatory Commission for approval of its rates and terms and conditions of its tariff. During the first six months of 2019, we made capital contributions of $216.2 million. Our total cash contributions are expected to be approximately $330 million to $350 million, with substantially all of the cash contributions in 2019. We intend to fund our cash contributions with our revolving credit facility and Preferred Equity. Construction on the project is anticipated to be complete in early 2020.
Colorado Senate Bill 19-181
For some time, initiatives have been underway in the State of Colorado to limit or ban crude oil and natural gas exploration, development or operations. During first quarter 2019, Senate Bill 19-181 (SB 181) was passed by the State Legislature. On April 16, 2019, the Governor signed the bill into law. The legislation makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the Colorado Oil and Gas Conservation Commission (Colorado Commission) to prioritize public health and environmental concerns in its decisions, instructing the Colorado Commission to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts.
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

Second Quarter 2019 Development Project Updates
Laramie River DevCo LP In the Greeley Crescent IDP area, we installed oil and produced water gathering infrastructure to support upcoming well connections.
In the Black Diamond dedication area, we progressed the Milton Phase I Terminal expansion project that increased outlet pumping capacity and installed oil gathering infrastructure for third-party well connections. During the quarter, we connected 64 third-party wells to the Black Diamond gathering system.
Green River DevCo LP We extended infrastructure for crude oil, natural gas, and produced water gathering systems to facilitate further development in the Mustang IDP area and support future well connections. During the quarter, we connected 20 wells to the Mustang gathering system and delivered fresh water to 15 wells.
Colorado River DevCo LP During the quarter, we commenced construction on oil gathering projects for well connections scheduled during the latter half of 2019 in the East Pony IDP. We connected 7 wells in the East Pony IDP and 9 wells in the Wells Ranch IDP. Fresh water was also delivered to 16 wells in the Wells Ranch IDP.
Blanco River DevCo LP During the quarter, we connected 25 sponsored wells and 1 third-party well to our gathering systems. We are now connected to 4 third-party wells and are actively preparing for additional third-party gathering during the latter half of 2019.
RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands)	2019	2018	2019	2018
Revenues
Midstream Services — Affiliate	$85,882	$66,924	$177,878	$131,187
Midstream Services — Third Party	20,597	13,469	43,691	24,829
Crude Oil Sales — Third Party	51,782	41,578	84,652	63,688
Total Revenues	158,261	121,971	306,221	219,704
Costs and Expenses
Cost of Crude Oil Sales	48,079	40,012	78,977	61,451
Direct Operating	27,697	18,393	55,134	35,541
Depreciation and Amortization	20,285	16,371	39,636	27,700
General and Administrative	4,838	4,980	8,861	15,422
Total Operating Expenses	100,899	79,756	182,608	140,114
Operating Income	57,362	42,215	123,613	79,590
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	2,325	1,681	7,555	2,714
Investment Loss (Income)	1,748	(4,091)	(593)	(6,959)
Total Other Expense (Income)	4,073	(2,410)	6,962	(4,245)
Income Before Income Taxes	53,289	44,625	116,651	83,835
State Income Tax Provision	91	183	198	257
Net Income	53,198	44,442	116,453	83,578
Less: Net Income Attributable to Noncontrolling Interests	16,789	7,858	36,485	7,633
Net Income Attributable to Noble Midstream Partners LP	$36,409	$36,584	$79,968	$75,945

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$55,621	$49,297	$118,471	$104,278

Distributable Cash Flow(1) of Noble Midstream Partners LP	$40,641	$38,186	$94,606	$85,909

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

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Colorado River DevCo LP (Wells Ranch IDP and East Pony IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	46,047	65,289	49,340	65,910
Natural Gas Gathering Volumes (MMBtu/d)	239,429	217,202	251,297	212,551
Produced Water Gathering Volumes (Bbl/d)	11,550	20,829	12,460	18,537
Fresh Water Delivery Volumes (Bbl/d)	78,925	1,116	46,715	51,219

San Juan River DevCo LP (East Pony IDP) (1)
Fresh Water Delivery Volumes (Bbl/d)	—	—	20,007	—

Green River DevCo LP (Mustang IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	28,929	108	26,042	54
Natural Gas Gathering Volumes (MMBtu/d)	156,854	172	124,075	87
Produced Water Gathering Volumes (Bbl/d)	16,999	236	13,761	119
Fresh Water Delivery Volumes (Bbl/d)	70,543	112,379	95,359	67,437

Blanco River DevCo LP (Delaware Basin) (1)
Crude Oil Gathering Volumes (Bbl/d)	42,128	21,506	40,314	17,978
Natural Gas Gathering Volumes (MMBtu/d)	132,550	48,743	115,694	44,248
Produced Water Gathering Volumes (Bbl/d)	122,595	59,682	113,471	42,927

Laramie River DevCo LP (Greeley Crescent IDP and Black Diamond Dedication Area) (1)
Crude Oil Sales Volumes (Bbl/d)	9,750	7,075	8,401	5,604
Crude Oil Gathering Volumes (Bbl/d)	99,509	63,686	102,946	56,183
Natural Gas Gathering Volumes (MMBtu/d)	8,099	1,970	6,942	1,489
Produced Water Gathering Volumes (Bbl/d)	13,282	5,665	13,727	5,222
Fresh Water Delivery Volumes (Bbl/d)	29,821	46,379	37,309	45,132

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	9,750	7,075	8,401	5,604
Crude Oil Gathering Volumes (Bbl/d)	216,613	150,589	218,642	140,125
Natural Gas Gathering Volumes (MMBtu/d)	536,932	268,087	498,008	258,375
Barrels of Oil Equivalent (Boe/d)	295,200	192,034	290,890	178,854
Produced Water Gathering Volumes (Bbl/d)	164,426	86,412	153,419	66,805

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	179,289	159,874	199,390	163,788

(1)	See Item 1. Financial Statements – Note 1. Organization and Nature of Operations for our DevCo ownership interests.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2019	2018	Increase (Decrease) From Prior Year
Three Months Ended June 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$66,749	$46,871	42%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	16,851	9,767	73%
Fresh Water Delivery — Affiliate	18,367	19,074	(4)%
Fresh Water Delivery — Third Party	2,454	3,101	(21)%
Crude Oil Sales — Third Party	51,782	41,578	25%
Other — Affiliate	766	979	(22)%
Other — Third Party	1,292	601	115%
Total Revenues	$158,261	$121,971	30%

Six Months Ended June 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$130,322	$89,895	45%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	35,147	16,337	115%
Fresh Water Delivery — Affiliate	45,954	39,358	17%
Fresh Water Delivery — Third Party	6,263	7,003	(11)%
Crude Oil Sales — Third Party	84,652	63,688	33%
Other — Affiliate	1,602	1,934	(17)%
Other — Third Party	2,281	1,489	53%
Total Revenues	$306,221	$219,704	39%

Revenues Trend Analysis
Revenues increased during second quarter 2019 as compared with second quarter 2018. The increases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $37.6 million during second quarter 2019 as compared with second quarter 2018 due to the following:

•	an increase of $14.7 million in crude oil, natural gas and produced water gathering services revenues due to the commencement of services in the Mustang IDP during second quarter 2018;

•
an increase of $10.4 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems and the commencement of services for a third party customer subsequent to second quarter 2018;

•	an increase of $10.2 million in crude oil sales due an increase in crude oil sales volumes; and

•	an increase of $4.7 million in gathering services revenues due to an increase in the number of wells connected to the Black Diamond system subsequent to second quarter 2018;
partially offset by:

•	a decrease of $6.6 million in crude oil, natural gas and produced water gathering services revenues due to reduced activity in the Wells Ranch and East Pony IDPs.

Fresh Water Delivery Fresh Water Delivery revenues decreased by $1.4 million during second quarter 2019 as compared with second quarter 2018 due to the following:

•	a decrease of $9.2 million in fresh water delivery revenues due to a decrease in fresh water deliveries in the Mustang IDP area resulting from reduced well completion activity by Noble;
substantially offset by;

•	an increase of $8.5 million in fresh water delivery revenues due to an increase in fresh water deliveries in the Wells Ranch IDP area resulting from increased well completion activity by Noble.
Gathering Systems Gathering Systems revenues increased by $80.7 million during the first six months of 2019 as compared with the first six months of 2018 due to the following:

•	an increase of $24.3 million in crude oil, natural gas and produced water gathering services revenues due to the commencement of services in the Mustang IDP during second quarter 2018;

•
an increase of $21.4 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems and the commencement of services for a third party customer subsequent to second quarter 2018;

•
an increase of $21.0 million in crude oil sales due to a full period of crude oil sales during 2019 due to the commencement of crude oil sales upon closing of the Black Diamond Acquisition as well as an increase in crude oil sales volumes during 2019; and

•	an increase of $13.2 million in gathering services revenues due to a full period of gathering services provided by the Black Diamond system;
partially offset by:

•	a decrease of $6.2 million in crude oil, natural gas and produced water gathering services revenues due to the decreased activity in the Wells Ranch and East Pony IDPs.
Fresh Water Delivery Fresh Water Delivery revenues increased by $5.9 million during the first six months of 2019 as compared with the first six months of 2018 due to the following:

•	an increase of $8.4 million in fresh water delivery revenues due to an increase in fresh water deliveries in the East Pony IDP;
partially offset by;

•	a decrease of $2.5 million in fresh water delivery revenues due to a decrease in fresh water deliveries to our customers in the Wells Ranch, Mustang, and Greeley Crescent IDP areas.

Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2019	2018	Increase (Decrease) from Prior Year
Three Months Ended June 30,
Cost of Crude Oil Sales	$48,079	$40,012	20%
Direct Operating	27,697	18,393	51%
Depreciation and Amortization	20,285	16,371	24%
General and Administrative	4,838	4,980	(3)%
Total Operating Expenses	$100,899	$79,756	27%

Six Months Ended June 30,
Cost of Crude Oil Sales	$78,977	$61,451	29%
Direct Operating	55,134	35,541	55%
Depreciation and Amortization	39,636	27,700	43%
General and Administrative	8,861	15,422	(43)%
Total Operating Expenses	$182,608	$140,114	30%
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increase during second quarter 2019 as compared to second quarter 2018 is primarily attributable to increased sales volumes. The increase during the first six months of 2019 as compared to the first six months of 2018 is primarily attributable to increased sales volumes and a full six months of activity, as sales activity commenced upon closing of the Black Diamond Acquisition during first quarter 2018.
Direct Operating Direct operating expense increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increases in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increases were primarily attributable to operating expenses associated with the central gathering facilities (CGFs) in the Delaware Basin that were completed during 2018, operating expenses associated with increased volumes resulting from the commencement of gathering services in the Mustang IDP area and a full six months of gathering services provided by the Black Diamond system.
Fresh Water Delivery Fresh Water Delivery direct operating expense increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increases were primarily attributable to operating expenses associated with increased volumes resulting from increased well completion activity by Noble.
Depreciation and Amortization Depreciation and amortization expense increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increases were due, in part, to assets placed in service after June 30, 2018. Assets placed in service after June 30, 2018 were primarily associated with the Mustang gathering system, the Delaware Basin CGFs, and the continued development of the Black Diamond assets. Additionally, depreciation and amortization expense includes a full six months of intangible asset amortization during the first six months of 2019 associated with customer contracts and relationships acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. Fresh Water Delivery depreciation and amortization expense has remained consistent, as our fresh water delivery infrastructure was substantially complete prior to 2018.

General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment. General and administrative expense remained consistent during second quarter 2019 as compared with second quarter 2018. The increase in legal and financial advisory transaction expenses incurred during second quarter 2018 in connection with the Black Diamond Acquisition were offset by an increase in miscellaneous general and administrative expenses during second quarter 2019. General and administrative expense decreased during the first six months of 2019 as compared with the first six months of 2018. The decrease was primarily attributable to legal and financial advisory transaction expenses associated with the Black Diamond Acquisition. Transaction expenses associated with the Black Diamond Acquisition during the first six months of 2018 were approximately $7.2 million.
Other (Income) Expense Trend Analysis

(in thousands)	2019	2018	Increase (Decrease) From Prior Year
Three Months Ended June 30,
Other (Income) Expense
Interest Expense	$8,162	$4,143	97%
Capitalized Interest	(5,837)	(2,462)	137%
Interest Expense, Net	2,325	1,681	38%
Investment Income	1,748	(4,091)	(143)%
Total Other Expense (Income)	$4,073	$(2,410)	(269)%

Six Months Ended June 30,
Other (Income) Expense
Interest Expense	$14,875	$6,664	123%
Capitalized Interest	(7,320)	(3,950)	85%
Interest Expense, Net	7,555	2,714	178%
Investment Income	(593)	(6,959)	(91)%
Total Other (Income) Expense	$6,962	$(4,245)	(264)%
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facility. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon our construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Note 5. Property, Plant and Equipment for our Construction-in-Progress balances as of June 30, 2019 and December 31, 2018 and Note 7. Investments.
Interest expense increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increase was primarily attributable to the increased outstanding long-term debt and higher interest rates during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018.
Capitalized interest increased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. The increase is primarily attributable to capitalized interest associated with our capital contributions to the the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude as well as increased interest rates during 2019 as compared with 2018. The increase was partially offset by decreased construction-in-progress activity during first quarter 2019 and the first six months of 2019 as compared with first quarter 2018 and the first six months of 2018.
Investment Income Investment income is recorded within our Investments in Midstream Entities reportable segment. Investment income decreased during second quarter 2019 as compared with second quarter 2018 and during the first six months of 2019 as compared with the first six months of 2018. Earnings from the Advantage Joint Venture decreased during second quarter 2019 and during the first six months of 2019 as compared with second quarter 2018 and during the first six months of 2018 primarily due to a decrease in crude oil throughput volumes. Additionally, we had losses from the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude investments primarily attributable to expenses incurred in connection with the formation of the entities as well as general and administrative expenses incurred prior to service commencement.

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
As a result of our increased investment in midstream entities, we have refined our presentation of Adjusted EBITDA to adjust for certain items with respect to our equity method investments. We now define Adjusted EBITDA as net income before income taxes, net interest expense, depreciation and amortization, transaction expenses, unit-based compensation and certain other items that we do not view as indicative of our ongoing performance. Additionally, Adjusted EBITDA reflects the adjusted earnings impact of our equity method investments by adjusting our equity earnings or losses from our equity method investments to reflect our proportionate share of the EBITDA of such equity method investments. Prior period Adjusted EBITDA has been reclassified to conform to the current period presentation.
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
As a result of our increased investment in midstream entities, we have refined our presentation of distributable cash flow to adjust for certain items with respect to our equity method investments. We now define distributable cash flow as Adjusted EBITDA plus distributions received from our equity method investments less our proportionate share of Adjusted EBITDA from such equity method investments, estimated maintenance capital expenditures and cash interest paid. Prior period distributable cash flow has been reclassified to conform to the current period presentation.
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

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Reconciliation from Net Income
Net Income	$53,198	$44,442	$116,453	$83,578
Add:
Depreciation and Amortization	20,285	16,371	39,636	27,700
Interest Expense, Net of Amount Capitalized	2,325	1,681	7,555	2,714
State Income Tax Provision	91	183	198	257
Transaction and Integration Expenses	12	1,280	69	7,249
Proportionate Share of Equity Method Investment EBITDA Adjustments	4,570	638	6,573	1,342
Unit-Based Compensation and Other	466	393	1,011	714
Adjusted EBITDA	80,947	64,988	171,495	123,554
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	25,326	15,691	53,024	19,276
Adjusted EBITDA Attributable to Noble Midstream Partners LP	55,621	49,297	118,471	104,278
Add:
Distributions from Equity Method Investments	285	1,265	6,944	3,520
Less:
Proportionate Share of Equity Method Investment Adjusted EBITDA	1,459	3,574	4,490	6,140
Cash Interest Paid	7,991	4,030	14,549	6,437
Maintenance Capital Expenditures	5,815	4,772	11,770	9,312
Distributable Cash Flow of Noble Midstream Partners LP	$40,641	$38,186	$94,606	$85,909
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$88,805	$59,469	$172,749	$105,072
Add:
Interest Expense, Net of Amount Capitalized	2,325	1,681	7,555	2,714
Changes in Operating Assets and Liabilities	(11,041)	228	(5,986)	5,971
Transaction and Integration Expenses	12	1,280	69	7,249
Equity Method Investment EBITDA Adjustments	1,174	2,309	(2,454)	2,620
Other Adjustments	(328)	21	(438)	(72)
Adjusted EBITDA	80,947	64,988	171,495	123,554
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	25,326	15,691	53,024	19,276
Adjusted EBITDA Attributable to Noble Midstream Partners LP	55,621	49,297	118,471	104,278
Add:
Distributions from Equity Method Investments	285	1,265	6,944	3,520
Less:
Proportionate Share of Equity Method Investment EBITDA	1,459	3,574	4,490	6,140
Cash Interest Paid	7,991	4,030	14,549	6,437
Maintenance Capital Expenditures	5,815	4,772	11,770	9,312
Distributable Cash Flow of Noble Midstream Partners LP	$40,641	$38,186	$94,606	$85,909

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
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	June 30, 2019	December 31, 2018
Cash, Cash Equivalents, and Restricted Cash (1)	$9,438	$11,691
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	430,000	740,000
Available Liquidity	$439,438	$751,691

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	There was no available borrowing capacity under our term loan credit facility as of June 30, 2019. See Item 1. Financial Statements – Note 6. Debt.
Revolving Credit Facility
Our revolving credit facility is available to fund working capital requirements, acquisitions and expansion capital expenditures. We utilized a large portion of our revolving credit facility to fund our capital contributions for the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude. We repaid a portion of our revolving credit facility with the proceeds from the Preferred Equity offering. As of June 30, 2019, $370 million is outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 6. Debt.
Preferred Equity
On March 25, 2019, we secured an equity commitment totaling $200 million from GIP. During 2019, Preferred Equity proceeds totaled $100 million and we incurred offering costs of $3.5 million. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions precedent. Proceeds from the Preferred Equity were utilized to repay a portion of outstanding borrowings under our revolving credit facility. See Item 1. Financial Statements – Note 2. Basis of Presentation.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating Activities	$172,749	$105,072
Investing Activities	(552,138)	(1,058,594)
Financing Activities	377,136	914,193
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(2,253)	$(39,329)
Operating Activities Net cash provided by operating activities increased during the first six months of 2019 as compared with the first six months of 2018. The increase was primarily due to an increase in net income. The increase in net income was driven by an increase in revenues as well as a decrease in general and administrative expenses and was partially offset by an increase in direct operating expenses.
Investing Activities Cash used in investing activities decreased during the first six months of 2019 as compared with the first six months of 2018. The decrease was primarily due to the Black Diamond Acquisition during 2018 as well as increased additions to property, plant and equipment during 2018 due to the construction of the Mustang gathering system and Delaware Basin CGFs. The decrease was partially offset by our additions to investments during 2019 due to our capital contributions to the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude.
Financing Activities Cash provided by financing activities decreased during the first six months of 2019 as compared with the first six months of 2018. The decrease is primarily due to decreased net long-term debt borrowings and decreased contributions from noncontrolling interest owners. The decrease was partially offset by net proceeds from the Preferred Equity.
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
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Gathering System Expenditures (1)	$130,656	$596,960
Fresh Water Delivery System Expenditures	1,394	12,552
Other	511	—
Total Capital Expenditures	$132,561	$609,512

Additions to Investments	$414,587	$119

(1)
Gathering system expenditures for the six months ended June 30, 2018 include only the portion of the purchase price for the Black Diamond Acquisition allocated to Property, Plant and Equipment totaling $205.8 million.

For the six months ended June 30, 2019, our gathering system expenditures were primarily associated with well connections in the Mustang IDP, Black Diamond dedication area and the Delaware Basin as well as expansion of the Mustang gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Greeley Crescent fresh water delivery system.
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
For the six months ended June 30, 2019, additions to investments were primarily related to our capital contributions to the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude. See See Item 1. Financial Statements – Note 7. Investments. For the six months ended June 30, 2018, additions to investments were related to a capital call for our White Cliffs Interest.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On July 25, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.6418 per unit. The distribution will be paid on August 12, 2019, to unitholders of record as of August 5, 2019. Also on August 12, 2019, a cash incentive distribution of $4.6 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit.

Upon payment of the distribution on May 13, 2019, the requirements for the conversion of all Subordinated Units were satisfied under our partnership agreement. As a result, on May 14, 2019, all 15,902,584 Subordinated Units, which were owned entirely by Noble, converted into Common Units. See Item 1. Financial Statements – Note 10. Partnership Distributions. For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.9 million per quarter, or $59.4 million million per year, based on the number of Common Units outstanding as of June 30, 2019.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facility, which have variable interest rates. As of June 30, 2019, $370 million and $500 million were outstanding under our revolving credit facility and term loan credit facility, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $3.9 million increase in interest expense for the six months ended June 30, 2019. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
Part II. Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I. Financial Information, Item 1. Financial Statements — Note 12. Commitments and Contingencies of this Form 10-Q, which is incorporated by reference into this Part II. Item 1.
Item 1A. Risk Factors
There have been no material changes, other than disclosed below, from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.
The tax treatment of publicly traded partnerships or an investment in our Common Units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception for fossil fuel activities within Section 7704(d)(1)(E) of the Code, upon which we rely for our status as a partnership for U.S. federal income tax purposes.
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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	August 2, 2019	By: /s/ Thomas W. Christensen
Thomas W. Christensen Chief Financial Officer and Chief Accounting Officer