Form 10-Q
period 2019-09-30
Noble Midstream Partners LP
filed 2019-11-07
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Yes ☐    No ☒
As of October 31, 2019, the registrant had 39,707,343 Common Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$17,571	$10,740
Accounts Receivable — Affiliate	40,475	31,613
Accounts Receivable — Third Party	20,251	23,091
Other Current Assets	8,579	5,875
Total Current Assets	86,876	71,319
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	1,682,820	1,500,609
Less: Accumulated Depreciation and Amortization	(114,789)	(79,357)
Total Property, Plant and Equipment, Net	1,568,031	1,421,252
Intangible Assets, Net	286,042	310,202
Goodwill	109,734	109,734
Investments	565,387	82,317
Other Noncurrent Assets	6,696	3,093
Total Assets	$2,622,766	$1,997,917
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$2,568	$2,778
Accounts Payable — Trade	100,157	92,756
Other Current Liabilities	10,238	9,217
Total Current Liabilities	112,963	104,751
Long-Term Liabilities
Long-Term Debt	948,907	559,021
Asset Retirement Obligations	19,268	17,330
Other Long-Term Liabilities	1,410	582
Total Liabilities	1,082,548	681,684
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	102,830	—
Equity
Limited Partner
Common Units (39,712 and 23,759 units outstanding, respectively)	618,049	699,866
Subordinated Units (15,903 units outstanding as of December 31, 2018)	—	(130,207)
General Partner	5,820	2,421
Total Partners’ Equity	623,869	572,080
Noncontrolling Interests	813,519	744,153
Total Equity	1,437,388	1,316,233
Total Liabilities, Mezzanine Equity and Equity	$2,622,766	$1,997,917
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Midstream Services — Affiliate	$100,846	$73,136	$278,724	$204,323
Midstream Services — Third Party	19,607	19,934	63,298	44,763
Crude Oil Sales — Third Party	48,870	46,093	133,522	109,781
Total Revenues	169,323	139,163	475,544	358,867
Costs and Expenses
Cost of Crude Oil Sales	46,240	44,379	125,217	105,830
Direct Operating	22,524	23,955	77,677	59,496
Depreciation and Amortization	20,851	18,376	60,487	46,076
General and Administrative	4,129	4,204	12,990	19,626
Other Operating (Income) Expense	(469)	—	(488)	—
Total Operating Expenses	93,275	90,914	275,883	231,028
Operating Income	76,048	48,249	199,661	127,839
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	3,952	3,506	11,507	6,220
Investment Loss (Income)	5,621	(3,866)	5,028	(10,825)
Total Other Expense (Income)	9,573	(360)	16,535	(4,605)
Income Before Income Taxes	66,475	48,609	183,126	132,444
State Income Tax Provision	92	(94)	290	163
Net Income	66,383	48,703	182,836	132,281
Less: Net Income Attributable to Noncontrolling Interests	25,751	4,086	62,236	11,719
Net Income Attributable to Noble Midstream Partners LP	40,632	44,617	120,600	120,562
Less: Net Income Attributable to Incentive Distribution Rights	5,820	1,462	13,967	3,415
Net Income Attributable to Limited Partners	$34,812	$43,155	$106,633	$117,147

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$0.88	$1.09	$2.65	$2.96
Subordinated Units	$—	$1.09	$2.89	$2.96

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$0.88	$1.09	$2.64	$2.96
Subordinated Units	$—	$1.09	$2.89	$2.96

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	39,604	23,688	31,855	23,686
Subordinated Units	—	15,903	7,747	15,903

Weighted Average Limited Partner Units Outstanding —Diluted
Common Units	39,624	23,704	31,879	23,701
Subordinated Units	—	15,903	7,747	15,903
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net Income	$182,836	$132,281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	60,487	46,076
Loss (Income) from Equity Method Investees	8,858	(7,569)
Distributions from Equity Method Investees	8,655	3,520
Unit-Based Compensation	683	1,057
Other Adjustments for Noncash Items Included in Income	573	523
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(8,696)	(14,054)
Increase in Accounts Payable	16,886	7,173
Other Operating Assets and Liabilities, Net	(4,161)	(1,071)
Net Cash Provided by Operating Activities	266,121	167,936
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(189,021)	(540,991)
Black Diamond Acquisition, Net of Cash Acquired	—	(649,868)
Additions to Investments	(501,344)	(426)
Distributions from Cost Method Investee and Other	856	1,020
Net Cash Used in Investing Activities	(689,509)	(1,190,265)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests	(17,973)	(5,814)
Contributions from Noncontrolling Interests	45,494	593,034
Borrowings Under Revolving Credit Facility	655,000	690,000
Repayment of Revolving Credit Facility	(665,000)	(725,000)
Proceeds from Term Loan Credit Facilities	400,000	500,000
Distributions to Unitholders	(83,517)	(63,220)
Proceeds from Preferred Equity, Net of Issuance Costs	97,198	—
Debt Issuance Costs and Other	(1,884)	(3,050)
Net Cash Provided by Financing Activities	429,318	985,950
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	5,930	(36,379)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	11,691	55,531
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$17,621	$19,152

(1)	See Note 2. Basis of Presentation for our reconciliation of total cash.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2018	$699,866	$(130,207)	$2,421	$744,153	$1,316,233
Net Income	23,967	16,085	3,507	19,696	63,255
Contributions from Noncontrolling Interests	—	—	—	15,969	15,969
Distributions to Noncontrolling Interests	—	—	—	(4,669)	(4,669)
Distributions to Unitholders	(13,930)	(9,316)	(2,421)	—	(25,667)
Black Diamond Equity Ownership Promote Vesting (1)	4,092	2,746	—	(6,838)	—
Unit-Based Compensation and Other	470	—	—	—	470
March 31, 2019	714,465	(120,692)	3,507	768,311	1,365,591
Net Income	25,487	6,282	4,640	16,789	53,198
Contributions from Noncontrolling Interests	—	—	—	18,141	18,141
Distributions to Noncontrolling Interests	—	—	—	(7,316)	(7,316)
Distributions to Unitholders	(14,534)	(9,751)	(3,507)	—	(27,792)
Black Diamond Equity Ownership Promote Vesting (1)	8,196	—	—	(8,196)	—
Conversion of Subordinated Units to Common Units (2)	(124,161)	124,161	—	—	—
Preferred Equity Accretion	(3,151)	—	—	—	(3,151)
Unit-Based Compensation and Other	273	—	—	—	273
June 30, 2019	606,575	—	4,640	787,729	1,398,944
Net Income	34,812	—	5,820	25,751	66,383
Contributions from Noncontrolling Interests	—	—	—	11,384	11,384
Distributions to Noncontrolling Interests	—	—	—	(5,988)	(5,988)
Distributions to Unitholders	(25,418)	—	(4,640)	—	(30,058)
Black Diamond Equity Ownership Promote Vesting (1)	5,357	—	—	(5,357)	—
Preferred Equity Accretion	(3,114)	—	—	—	(3,114)
Unit-Based Compensation and Other	(163)	—	—	—	(163)
September 30, 2019	$618,049	$—	$5,820	$813,519	$1,437,388

(1)	See Note 2. Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.

(2)	See Note 10. Partnership Distributions for further discussion of the conversion of Subordinated Units.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Partnership
	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2017	$642,616	$(168,136)	$520	$141,230	$616,230
Net Income	23,058	15,484	819	(225)	39,136
Contributions from Noncontrolling Interests	—	—	—	409,865	409,865
Distributions to Noncontrolling Interests	—	—	—	(3,007)	(3,007)
Distributions to Unitholders	(11,575)	(7,765)	(520)	—	(19,860)
Black Diamond Equity Ownership Promote Vesting (1)	1,215	1,214		(2,429)	—
Unit-Based Compensation and Other	288	—	—	—	288
March 31, 2018	655,602	(159,203)	819	545,434	1,042,652
Net Income	21,210	14,240	1,134	7,858	44,442
Contributions from Noncontrolling Interests	—	—	—	105,757	105,757
Distributions to Noncontrolling Interests	—	—	—	(522)	(522)
Distributions to Unitholders	(12,108)	(8,126)	(819)	—	(21,053)
Black Diamond Equity Ownership Promote Vesting (1)	2,731	1,833	—	(4,564)	—
Unit-Based Compensation and Other	395	—	—	—	395
June 30, 2018	667,830	(151,256)	1,134	653,963	1,171,671
Net Income	25,825	17,330	1,462	4,086	48,703
Contributions from Noncontrolling Interests	—	—	—	77,412	77,412
Distributions to Noncontrolling Interests	—	—	—	(2,285)	(2,285)
Distributions to Unitholders	(12,669)	(8,504)	(1,134)	—	(22,307)
Black Diamond Equity Ownership Promote Vesting (1)	3,389	2,275	—	(5,664)	—
Unit-Based Compensation and Other	340	—	—	—	340
September 30, 2018	$684,715	$(140,155)	$1,462	$727,512	$1,273,534

(1)	See Note 2. Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation
Basis of Presentation and Consolidation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements at September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods.
In Note 8. Segment Information, we report a new Investments in Midstream Entities reportable segment and present prior period amounts on a comparable basis. Prior period segment information has been reclassified to conform to the current period presentation.
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
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
Black Diamond Equity Ownership Promote Vesting In accordance with the limited liability company agreement of Black Diamond, Noble Member received an equity ownership promote. The limited liability company agreement of Black Diamond required special allocations of gross income to balance the ratio of each member’s capital account to its agreed equity ownership interest over time. The special allocations were accounted for as equity transactions between the Partnership and a subsidiary with no gain or loss recognized. As of September 30, 2019, each member’s capital account agreed to its equity ownership interest and no further special allocations are required. See Note 3. Acquisition.
Noncontrolling Interests We present our consolidated financial statements with a noncontrolling interest section representing Noble’s retained ownership of our DevCos as well as Greenfield Member’s ownership of Black Diamond.
Redeemable Noncontrolling Interest On March 25, 2019, we, through Dos Rios Crude Intermediate LLC, a wholly-owned subsidiary of Dos Rios DevCo LLC, secured a $200 million equity commitment from GIP CAPS Dos Rios Holding Partnership, L.P. (GIP). Upon securing the equity commitment, we issued 100,000 preferred units, with a face value of $1,000 per preferred unit (Preferred Equity). Proceeds from the Preferred Equity totaled $100 million and we incurred offering costs of $3.4 million. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions precedent. Proceeds from the Preferred Equity were utilized to repay a portion of outstanding borrowings under our revolving credit facility. See Note 6. Debt.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
The Preferred Equity was recorded initially at fair value on the issuance date. Subsequent to issuance, we accrete changes in the redemption value of the Preferred Equity from the date of issuance to GIP’s earliest redemption date of the Preferred Equity. The Preferred Equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. During any quarter in which a dividend is accrued, the accreted value of the Preferred Equity will be increased by the accrued but unpaid dividend (i.e., a paid-in-kind dividend). The dividends for the first three quarters of 2019 were paid-in-kind. Accretion during the three and nine months ended September 30, 2019 was approximately $3.1 million and $6.3 million, respectively.
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
Intangible Assets Our intangible asset accumulated amortization totaled approximately $53.7 million and $29.6 million as of September 30, 2019 and December 31, 2018, respectively. Intangible asset amortization expense totaled approximately $8.1 million for the three months ended September 30, 2019 and 2018 and $24.2 million and $21.4 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted average amortization period for our intangible assets is approximately 11 years.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Recently Issued Accounting Standards
Financial Instruments: Credit Losses In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13): Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology with a methodology that reflects current expected credit losses. The standard applies to a broad scope of financial instruments, including financial assets measured at amortized cost and off-balance sheet credit exposures not accounted for as insurance, such as financial guarantees and other unfunded loan commitments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.
We are executing an implementation plan, which includes data collection, contract review and assessment, and determination of necessary systems, processes and internal controls. We continue to evaluate ASU 2016-03; based on our current credit portfolio we do not believe adoption of the standard will have a material impact on our financial statements.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Our restricted cash is included in other current assets in our consolidated balance sheets. The following table provides a reconciliation of total cash:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash and Cash Equivalents at Beginning of Period	$10,740	$18,026
Restricted Cash at Beginning of Period (1) (2)	951	37,505
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$11,691	$55,531

Cash and Cash Equivalents at End of Period	$17,571	$18,201
Restricted Cash at End of Period (1)	50	951
Cash, Cash Equivalents, and Restricted Cash at End of Period	$17,621	$19,152

(1)	Restricted cash represents the amount held as collateral at December 31, 2018 and September 30, 2019 for certain of our letters of credit.

(2)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.
Revenue Recognition We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606 – Revenue from Contracts with Customers (ASC 606).
Under ASC 606, remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2019. A certain fresh water delivery affiliate revenue agreement contains a minimum volume commitment for the delivery of fresh water for a fixed fee per barrel with annual percentage escalations. The following table includes estimated revenues, as of September 30, 2019, for the agreement. Our actual volumes delivered may exceed the future minimum volume commitment.

(in thousands)	Midstream Services — Affiliate
Remainder of 2019	$7,616
2020	36,817
2021	37,635
Total	$82,068

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
In addition to the payment to the Seller, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (PDC Energy) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as extend the duration of the acreage dedication by five years. In accordance with the limited liability company agreement of Black Diamond, Noble Member received a 54.4% equity ownership interest in Black Diamond and Greenfield Member received a 45.6% equity ownership interest in Black Diamond. Noble Member’s agreed equity ownership interest included a 4.4% equity ownership interest promote which was designed to vest only after Noble Member was allocated an amount of gross revenue equal to the contributions by Greenfield Member in excess of its agreed equity ownership interest. As of September 30, 2019, Noble Member has received the necessary allocations of gross revenue and the equity ownership interest promote has vested. See Note 2. Basis of Presentation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2019 (1)	2018 (1)	2019 (1)	2018
Revenues	$169,323	$139,163	$475,544	$369,379
Net Income	66,383	48,703	182,836	129,796
Net Income Attributable to Noble Midstream Partners LP	40,632	44,617	120,600	118,896

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$0.88	$1.09	$2.65	$2.92
Subordinated Units	$—	$1.09	$2.89	$2.92

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$0.88	$1.09	$2.64	$2.92
Subordinated Units	$—	$1.09	$2.89	$2.92

(1)	No pro forma adjustments were made for the period as Black Diamond operations are included in our results for the full period.
Note 4. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Crude Oil, Natural Gas and Produced Water Gathering	$79,208	$54,674	$209,530	$144,569
Fresh Water Delivery	20,847	17,416	66,801	56,774
Other	791	1,046	2,393	2,980
Total Midstream Services — Affiliate	$100,846	$73,136	$278,724	$204,323

Expenses General and administrative expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
General and Administrative Expense — Affiliate	$1,805	$1,894	$5,601	$5,599
General and Administrative Expense — Third Party	2,324	2,310	7,389	14,027
Total General and Administrative Expense	$4,129	$4,204	$12,990	$19,626

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	September 30, 2019	December 31, 2018
Crude Oil, Natural Gas and Produced Water Gathering Systems and Facilities	$1,403,678	$1,199,679
Fresh Water Delivery Systems	80,840	78,820
Crude Oil Treating Facilities	23,140	20,027
Construction-in-Progress (1)	175,162	202,083
Total Property, Plant and Equipment, at Cost	1,682,820	1,500,609
Accumulated Depreciation and Amortization	(114,789)	(79,357)
Property, Plant and Equipment, Net	$1,568,031	$1,421,252

(1)
Construction-in-Progress at September 30, 2019 primarily includes $146.7 million in gathering system projects, $8.3 million in fresh water delivery system projects and $18.8 million in equipment for use in future projects. Construction-in-Progress at December 31, 2018 primarily includes $147.1 million in gathering system projects, $21.6 million in fresh water delivery system projects and $32.8 million in equipment for use in future projects.

Note 6. Debt
Debt consists of the following:

	September 30, 2019		December 31, 2018
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$50,000	3.45%	$60,000	3.67%
2018 Term Loan Credit Facility, due July 31, 2021	500,000	3.17%	500,000	3.42%
2019 Term Loan Credit Facility, due August 23, 2022	400,000	3.05%	—	—%
Finance Lease Obligation (1)	2,082	—%	3,231	—%
Total	952,082		563,231
Term Loan Credit Facility Unamortized Debt Issuance Costs	(1,432)		(979)
Total Debt	950,650		562,252
Finance Lease Obligation Due Within One Year (1)	(1,743)		(3,231)
Long-Term Debt	$948,907		$559,021

(1)	See Note 9. Leases.
2019 Term Loan Credit Facility On August 23, 2019, we entered into a three-year senior unsecured term loan credit facility that permits aggregate borrowings of up to $400 million. Proceeds from the term loan were primarily used to repay a portion of the outstanding borrowings under our revolving credit facility and pay fees and expenses in connection with the term loan credit facility. We incurred approximately $0.6 million of fees and expenses.
The term loan credit facility contains usual and customary representations and warranties, affirmative and negative covenants, and events of default that are substantially the same as those contained in our revolving credit facility and the 2018 term loan credit facility. Upon the occurrence and during the continuation of an event of default under the term loan credit facility the lenders may declare all amounts outstanding under the term loan credit facility to be immediately due and payable and exercise other remedies as provided by applicable law.
Compliance with Covenants The revolving credit facility and term loan credit facilities require us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of September 30, 2019.
Fair Value of Long-Term Debt Our revolving credit facility and term loan credit facilities are variable-rate, non-public debt. The fair value of our revolving credit facility and term loan credit facilities approximates the carrying amount. The fair value is estimated based on observable inputs. As such, we consider the fair value of these facilities to be a Level 2 measurement on the fair value hierarchy.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Investments
We have ownership interests in the following entities:

•	3.33% interest in White Cliffs;

•	50% interest in the Advantage Joint Venture;

•	50% interest in the Delaware Crossing Joint Venture;

•	15% interest in EPIC Y-Grade; and

•	30% interest in EPIC Crude.
Delaware Crossing Joint Venture On February 7, 2019, we executed definitive agreements with Salt Creek Midstream LLC (Salt Creek) and completed the formation of the Delaware Crossing Joint Venture to construct a crude oil pipeline system with a capacity of 160 MBbl/d in the Delaware Basin. During the first nine months of 2019, we have made capital contributions of approximately $51.5 million.
EPIC Y-Grade On January 31, 2019, we exercised and closed our option with EPIC Midstream Holdings, LP (EPIC) to acquire an interest in EPIC Y-Grade. EPIC Y-Grade is constructing an approximately 700-mile pipeline linking natural gas liquid (NGL) reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. During the first nine months of 2019, we have made capital contributions of approximately $166.1 million.
EPIC Crude On January 31, 2019, we exercised our option to acquire an interest in EPIC Crude. On March 8, 2019, we closed our option with EPIC to acquire the interest in EPIC Crude. EPIC Crude is constructing an approximately 700-mile pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast. During the first nine months of 2019, we have made capital contributions of approximately $268.7 million.
The following table presents our investments at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
White Cliffs	$10,274	$9,373
Advantage Joint Venture	74,711	72,944
Delaware Crossing Joint Venture	50,435	—
EPIC Y-Grade	166,491	—
EPIC Crude	263,476	—
Total Investments	$565,387	$82,317

The following table presents our investment loss (income) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
White Cliffs	$(716)	$(912)	$(2,605)	$(2,716)
Advantage Joint Venture	(1,867)	(2,772)	(5,621)	(7,569)
Delaware Crossing Joint Venture	512	—	2,050	—
EPIC Y-Grade	2,000	—	3,054	—
EPIC Crude	6,130	—	9,375	—
Other (1)	(438)	(182)	(1,225)	(540)
Total Investment Loss (Income)	$5,621	$(3,866)	$5,028	$(10,825)

(1)	Represents income associated with our fee for serving as the operator of the Advantage Joint Venture and Delaware Crossing Joint Venture.
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
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems (1)	Fresh Water Delivery (1)	Investments in Midstream Entities	Corporate (2)	Consolidated
Three Months Ended September 30, 2019
Midstream Services — Affiliate	$79,999	$20,847	$—	$—	$100,846
Midstream Services — Third Party	17,475	2,132	—	—	19,607
Crude Oil Sales — Third Party	48,870	—	—	—	48,870
Total Revenues	146,344	22,979	—	—	169,323
Income (Loss) Before Income Taxes	61,952	18,825	(5,621)	(8,681)	66,475
Additions to Long-Lived Assets	56,781	4,646	—	299	61,726
Additions to Investments	—	—	86,757	—	86,757

Three Months Ended September 30, 2018
Midstream Services — Affiliate	$55,720	$17,416	$—	$—	$73,136
Midstream Services — Third Party	14,005	5,929	—	—	19,934
Crude Oil Sales — Third Party	46,093	—	—	—	46,093
Total Revenues	115,818	23,345	—	—	139,163
Income (Loss) Before Income Taxes	34,780	18,129	3,866	(8,166)	48,609
Additions to Long-Lived Assets	72,948	6,159	—	—	79,107
Additions to Investments	—	—	307	—	307

Nine Months Ended September 30, 2019
Midstream Services — Affiliate	$211,923	$66,801	$—	$—	$278,724
Midstream Services — Third Party	54,903	8,395	—	—	63,298
Crude Oil Sales — Third Party	133,522	—	—	—	133,522
Total Revenues	400,348	75,196	—	—	475,544
Income (Loss) Before Income Taxes	158,671	55,655	(5,028)	(26,172)	183,126
Additions to Long-Lived Assets	187,437	6,040	—	810	194,287
Additions to Investments	—	—	501,344	—	501,344

Nine Months Ended September 30, 2018
Midstream Services — Affiliate	$147,549	$56,774	$—	$—	$204,323
Midstream Services — Third Party	31,831	12,932	—	—	44,763
Crude Oil Sales — Third Party	109,781	—	—	—	109,781
Total Revenues	289,161	69,706	—	—	358,867
Income (Loss) Before Income Taxes	94,674	54,066	10,825	(27,121)	132,444
Additions to Long-Lived Assets	669,908	18,711	—	—	688,619
Additions to Investments	—	—	426	—	426

September 30, 2019
Total Assets	$1,953,417	$87,100	$565,387	$16,862	$2,622,766

December 31, 2018
Total Assets	$1,804,100	$96,280	$82,317	$15,220	$1,997,917

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
Operating Leases Our operating leases consist of field equipment and transportation assets. Our field equipment leases have fixed monthly payments over a minimum term with options to extend the rental period on a month-to-month basis. Our leased transportation assets have variable monthly payments (price per barrel throughput) over a minimum term with the option to extend on a year-to-year basis. Our operating and variable lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the three and nine months ended September 30, 2019.
Finance Leases We lease water assets for use in the performance of our fresh water delivery services. The amount of the lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments. Our finance lease expense is recorded in depreciation and amortization expense in our consolidated statement of operations and was de minimis for the three and nine months ended September 30, 2019. Interest expense for our finance lease is recorded in interest expense in our consolidated statement of operations and was de minimis for the three and nine months ended September 30, 2019.
Short Term Leases Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Short term lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the three and nine months ended September 30, 2019.
Balance Sheet Information ROU assets and lease liabilities are as follows:

(thousands)	Balance Sheet Location	September 30, 2019
Assets
Operating (1)	Other Noncurrent Assets	$3,303
Finance (2)	Total Property, Plant and Equipment, Net	3,958
Total ROU Assets		$7,261
Liabilities
Current
Operating	Other Current Liabilities	$2,621
Finance	Other Current Liabilities	1,743
Noncurrent
Operating	Other Noncurrent Liabilities	667
Finance (3)	Long-Term Debt	339
Total Lease Liabilities		$5,370

(1)	All of our operating leases mature between 2019 through 2021. Future operating lease payments of $0.7 million are due in 2019, $2.5 million are due in 2020 and $0.2 million are due in 2021.

(2)	Finance lease assets are recorded net of accumulated amortization of $1.0 million as of September 30, 2019.

(3)	Our finance lease matures during 2021.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders	Holder of IDRs	Total
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851
Q1 2018	May 7, 2018	May 14, 2018	$0.5110	$12,103	$8,126	$819	$21,048
Q2 2018	August 6, 2018	August 13, 2018	$0.5348	$12,668	$8,504	$1,134	$22,306
Q4 2018	February 4, 2019	February 11, 2019	$0.5858	$13,876	$9,316	$2,421	$25,613
Q1 2019	May 6, 2019	May 13, 2019	$0.6132	$14,534	$9,751	$3,507	$27,792
Q2 2019	August 5, 2019	August 12, 2019	$0.6418	$25,418	$—	$4,640	$30,058

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the LTIP).
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
Cash Distributions On October 24, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.6716 per unit. The distribution will be paid on November 11, 2019, to unitholders of record as of November 4, 2019. Also on November 11, 2019, a cash incentive distribution of $5.8 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2019	2018	2019	2018
Net Income Attributable to Noble Midstream Partners LP	$40,632	$44,617	$120,600	$120,562
Less: Net Income Attributable to Incentive Distribution Rights	5,820	1,462	13,967	3,415
Net Income Attributable to Limited Partners	$34,812	$43,155	$106,633	$117,147

Net Income Attributable to Common Units	$34,812	$25,825	$84,266	$70,093
Net Income Attributable to Subordinated Units	—	17,330	22,367	47,054
Net Income Attributable to Limited Partners	$34,812	$43,155	$106,633	$117,147

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$0.88	$1.09	$2.65	$2.96
Subordinated Units	$—	$1.09	$2.89	$2.96

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$0.88	$1.09	$2.64	$2.96
Subordinated Units	$—	$1.09	$2.89	$2.96

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	39,604	23,688	31,855	23,686
Subordinated Units	—	15,903	7,747	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	39,624	23,704	31,879	23,701
Subordinated Units	—	15,903	7,747	15,903

Antidilutive Restricted Units	44	21	66	22

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
MD&A is our analysis of the Partnership’s financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. It contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures in Item 3 of this report under the heading: “Disclosure Regarding Forward-Looking Statements.”
EXECUTIVE OVERVIEW
The following discussion highlights significant operating and financial results for third quarter 2019. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Significant Results
The following discussion highlights significant operating, financial and transactional results for third quarter 2019.
Significant Operating Results Include:

•	average crude oil sales volumes of 10 MBbl/d, an increase of 32% as compared with third quarter 2018;

•	average crude oil gathering volumes of 230 MBbl/d, an increase of 31% as compared with third quarter 2018;

•	average natural gas gathering volumes of 618 BBtu/d, an increase of 91% as compared with third quarter 2018;

•	average produced water gathered volumes of 180 MBbl/d, an increase of 48% as compared with third quarter 2018; and

•	average fresh water delivered volumes of 135 MBbl/d, a decrease of 31% as compared with third quarter 2018.
Significant Financial Results Include:

•	net income of $66.4 million, an increase of 36% as compared with third quarter 2018;

•	net cash provided by operating activities of $93.4 million, an increase of 49% as compared with third quarter 2018;

•	declared a distribution of $0.6716 per unit, an increase of 20% above the third quarter 2018 distribution per unit;

•	Adjusted EBITDA (non-GAAP financial measure) of $94.0 million, an increase of 31% as compared with third quarter 2018; and

•	distributable cash flow (non-GAAP financial measure) of $50.3 million, an increase of 8% as compared with third quarter 2018.
For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

OPERATING OUTLOOK
2019 Capital Program
We have revised our 2019 capital program, excluding investment capital, to accommodate a gross investment level of $265 to $275 million, with $141 to $151 million attributable to the Partnership. Our capital expenditures during the first nine months of 2019 have been below the expectations set forth in our initial capital program primarily due to a consistent focus on cost saving initiatives and the timing of our customers’ activity. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	pace of our customers’ development;

•	operating and construction costs and our ability to achieve material supplier price reductions;

•	impact of new laws and regulations on our business practices;

•	indebtedness levels; and

•	availability of financing or other sources of funding.
We plan to fund our capital program with cash on hand, from cash generated from operations, borrowings under our revolving credit facility and, if necessary, equity or debt offerings.
Investment Capital Program
Delaware Crossing Joint Venture The Delaware Crossing Joint Venture is constructing a 95-mile pipeline system that will originate in Pecos County, Texas, and have additional connections in Reeves County and Winkler County, Texas. The project footprint will be served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas. The project is underpinned by approximately 210,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas. The pipeline is expected to be operational in the first quarter of 2020. During the first nine months of 2019, we made capital contributions of $51.5 million. Our total cash contributions are expected to be approximately $75 million to $85 million. We intend to fund our remaining cash contributions with our revolving credit facility. Construction on the project is anticipated to be complete in early 2020.
EPIC Y-Grade EPIC Y-Grade is constructing an approximately 700-mile pipeline linking NGL reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. The pipeline will have a throughput capacity of approximately 440 MBbl/d with multiple origin points. During the first nine months of 2019, we made capital contributions of $166.1 million, which represents approximately 90% of our expected capital contributions. We intend to fund substantially all of the remaining cash contributions in fourth quarter 2019 and will utilize our revolving credit facility. Construction is nearing completion on the EPIC Y-Grade project. Interim crude services commenced during the third quarter of 2019.
EPIC Crude EPIC Crude is constructing an approximately 700-mile pipeline with a capacity of 590 MBbl/d from the Delaware Basin to the Gulf Coast. EPIC Crude’s petition for declaratory order seeking approval of its rates and terms and conditions of its tariff was approved by the Federal Energy Regulatory Commission. During the first nine months of 2019, we made capital contributions of $268.7 million. Our total cash contributions are expected to be approximately $330 million to $350 million, with substantially all of the remaining cash contributions in fourth quarter 2019. We intend to fund our remaining cash contributions with our revolving credit facility. Construction on the project is anticipated to be complete in the first quarter of 2020.
Commercial Update
Black Diamond added a long-term oil gathering dedication from Verdad Resources LLC (Verdad Resources). The dedication from Verdad Resources increases Black Diamond dedicated acres by approximately 85,000 acres, or 54%.
Saddlehorn Transportation Commitment and Investment Option
Black Diamond entered into a strategic relationship with Saddlehorn Pipeline Company, LLC (Saddlehorn). Saddlehorn is jointly owned by affiliates of Magellan Midstream Partners, L.P. (Magellan), Plains All American Pipeline, L.P. (Plains) and Western Midstream Partners, LP (WES). The Saddlehorn pipeline is currently capable of transporting approximately 190 MBbl/d of crude oil and condensate from the DJ Basin and the Powder River Basin to storage facilities in Cushing, Oklahoma owned by Magellan and Plains. With the recent successful open season, the Saddlehorn pipeline will be expanded by 100 MBbl/d, to a new total capacity of 290 MBbl/d. The higher capacity is expected to be available in late 2020 following the addition of incremental pumping and storage capabilities.
As part of the strategic relationship, Black Diamond and Noble entered into long-term firm transportation commitments. Black Diamond received an option to acquire up to 20% ownership interest in Saddlehorn. Black Diamond’s investment option expires in April 2020.

Third Quarter 2019 Development Project Updates
Laramie River DevCo LP In the Greeley Crescent IDP area, we commenced construction on the trunk line extensions supporting future produced water gathering and fresh water delivery services. During the quarter, we connected 12 wells in Greeley Crescent IDP for two stream gathering services and delivered fresh water to 12 wells.
In the Black Diamond dedication area, we progressed with installing new oil gathering infrastructure for upcoming well connections from third-party producers. During the quarter, we connected 89 third-party wells to the Black Diamond gathering system.
Green River DevCo LP We extended infrastructure for crude oil, natural gas, and produced water gathering systems to facilitate further development in the Mustang IDP area and support future well connections. During the quarter, we connected 15 wells to the Mustang gathering system.
Colorado River DevCo LP During the quarter, we commenced construction on extensions of gathering infrastructure to support future well connections in the Wells Ranch IDP. We connected 23 wells in the Wells Ranch IDP and no wells were connected in the East Pony IDP. Fresh water was also delivered to 10 wells in the Wells Ranch IDP.
San Juan River DevCo LP During the quarter, fresh water was delivered to 15 wells in the East Pony IDP area.
Blanco River DevCo LP During the quarter, we connected 17 sponsored wells and 5 third-party wells to our gathering systems. We are now connected to 138 sponsor and 9 third-party wells, and we are actively preparing for additional well connections during the fourth quarter of 2019.
Colorado Senate Bill 19-181
For some time, initiatives have been underway in the State of Colorado to limit or ban crude oil and natural gas exploration, development or operations. During first quarter 2019, Senate Bill 19-181 (SB 181) was passed by the State Legislature. On April 16, 2019, the Governor signed the bill into law. The legislation makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the Colorado Oil and Gas Conservation Commission (Colorado Commission) to prioritize public health and environmental concerns in its decisions, instructing the Colorado Commission to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and other groups have sought a cessation of permit issuances entirely until the Colorado Commission publishes new rules in keeping with SB 181.
Nevertheless, at this time, we are not aware of any significant changes to Noble’s or other third party customers’ development plans. For example, Noble has all necessary state approvals for more than 550 permits to drill wells over the next several years. The approved permits are for wells in multiple IDP areas, many of which are in the Mustang IDP area. However, if additional regulatory measures are adopted, Noble and other third party customers in Colorado could experience delays and/or curtailment in the permitting or pursuit of their exploration, development, or production activities. Such compliance costs and delays, curtailments, limitations, or prohibitions in their development plans could result in decreased demand for our services, which could have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2019	2018	2019	2018
Revenues
Midstream Services — Affiliate	$100,846	$73,136	$278,724	$204,323
Midstream Services — Third Party	19,607	19,934	63,298	44,763
Crude Oil Sales — Third Party	48,870	46,093	133,522	109,781
Total Revenues	169,323	139,163	475,544	358,867
Costs and Expenses
Cost of Crude Oil Sales	46,240	44,379	125,217	105,830
Direct Operating	22,524	23,955	77,677	59,496
Depreciation and Amortization	20,851	18,376	60,487	46,076
General and Administrative	4,129	4,204	12,990	19,626
Other Operating (Income) Expense	(469)	—	(488)	—
Total Operating Expenses	93,275	90,914	275,883	231,028
Operating Income	76,048	48,249	199,661	127,839
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	3,952	3,506	11,507	6,220
Investment Loss (Income)	5,621	(3,866)	5,028	(10,825)
Total Other Expense (Income)	9,573	(360)	16,535	(4,605)
Income Before Income Taxes	66,475	48,609	183,126	132,444
State Income Tax Provision	92	(94)	290	163
Net Income	66,383	48,703	182,836	132,281
Less: Net Income Attributable to Noncontrolling Interests	25,751	4,086	62,236	11,719
Net Income Attributable to Noble Midstream Partners LP	$40,632	$44,617	$120,600	$120,562

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$59,504	$59,930	$177,976	$164,208

Distributable Cash Flow(1) of Noble Midstream Partners LP	$50,282	$46,446	$144,889	$132,355

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

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Colorado River DevCo LP (Wells Ranch IDP and East Pony IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	48,089	59,145	48,918	63,630
Natural Gas Gathering Volumes (MMBtu/d)	244,069	223,354	248,862	216,191
Produced Water Gathering Volumes (Bbl/d)	15,444	15,007	13,466	17,348
Fresh Water Delivery Volumes (Bbl/d)	38,880	72,216	44,075	58,295

San Juan River DevCo LP (East Pony IDP) (1)
Fresh Water Delivery Volumes (Bbl/d)	68,819	—	36,456	—

Green River DevCo LP (Mustang IDP) (1)
Crude Oil Gathering Volumes (Bbl/d)	35,808	5,657	29,333	1,942
Natural Gas Gathering Volumes (MMBtu/d)	195,544	9,062	148,160	3,111
Produced Water Gathering Volumes (Bbl/d)	14,936	8,123	14,157	2,816
Fresh Water Delivery Volumes (Bbl/d)	—	49,672	63,223	61,450

Blanco River DevCo LP (Delaware Basin) (1)
Crude Oil Gathering Volumes (Bbl/d)	48,722	33,689	43,147	23,272
Natural Gas Gathering Volumes (MMBtu/d)	173,405	89,439	135,142	59,477
Produced Water Gathering Volumes (Bbl/d)	138,765	90,162	121,995	58,845

Laramie River DevCo LP (Greeley Crescent IDP and Black Diamond Dedication Area) (1)
Crude Oil Sales Volumes (Bbl/d)	9,625	7,266	8,813	6,164
Crude Oil Gathering Volumes (Bbl/d)	97,589	77,736	101,141	73,766
Natural Gas Gathering Volumes (MMBtu/d)	4,935	1,227	6,266	1,319
Produced Water Gathering Volumes (Bbl/d)	11,127	8,919	12,851	6,468
Fresh Water Delivery Volumes (Bbl/d)	26,930	73,507	33,811	54,694

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	9,625	7,266	8,813	6,164
Crude Oil Gathering Volumes (Bbl/d)	230,208	176,227	222,539	162,610
Natural Gas Gathering Volumes (MMBtu/d)	617,953	323,082	538,430	280,098
Barrels of Oil Equivalent (Boe/d)	319,058	224,914	300,381	204,684
Produced Water Gathering Volumes (Bbl/d)	180,272	122,211	162,469	85,477

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	134,629	195,395	177,565	174,439

(1)	See Item 1. Financial Statements – Note 1. Organization and Nature of Operations for our DevCo ownership interests.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2019	2018	Increase (Decrease) From Prior Year
Three Months Ended September 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$79,208	$54,674	45%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	16,196	12,459	30%
Fresh Water Delivery — Affiliate	20,847	17,416	20%
Fresh Water Delivery — Third Party	2,132	5,929	(64)%
Crude Oil Sales — Third Party	48,870	46,093	6%
Other — Affiliate	791	1,046	(24)%
Other — Third Party	1,279	1,546	(17)%
Total Revenues	$169,323	$139,163	22%

Nine Months Ended September 30,
Crude Oil, Natural Gas and Produced Water Gathering — Affiliate	$209,530	$144,569	45%
Crude Oil, Natural Gas and Produced Water Gathering — Third Party	51,344	28,796	78%
Fresh Water Delivery — Affiliate	66,801	56,774	18%
Fresh Water Delivery — Third Party	8,395	12,932	(35)%
Crude Oil Sales — Third Party	133,522	109,781	22%
Other — Affiliate	2,393	2,980	(20)%
Other — Third Party	3,559	3,035	17%
Total Revenues	$475,544	$358,867	33%

Revenues Trend Analysis
Revenues increased during third quarter 2019 as compared with third quarter 2018. The increases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $30.5 million during third quarter 2019 as compared with third quarter 2018 due to the following:

•	an increase of $15.0 million in crude oil, natural gas and produced water gathering services revenues due to an increase in the number of wells connected to our gathering system in the Mustang IDP;

•
an increase of $8.0 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems;

•	an increase of $3.3 million in gathering services revenues due to an increase in the number of wells connected to the Black Diamond system; and

•	an increase of $2.8 million in crude oil sales due to an increase in crude oil sales volumes;
Fresh Water Delivery Fresh Water Delivery revenues decreased by $0.4 million during third quarter 2019 as compared with third quarter 2018 due to the following:

•
a decrease of $11.7 million in fresh water delivery revenues due to a decrease in fresh water deliveries in the Wells Ranch, Greeley Crescent and Mustang IDP areas resulting from reduced well completion activity by Noble and third party customers;

substantially offset by;

•	an increase of $11.3 million in fresh water delivery revenues due to an increase in fresh water deliveries in the East Pony IDP area resulting from increased well completion activity by Noble.

Gathering Systems Gathering Systems revenues increased by $111.2 million during the first nine months of 2019 as compared with the first nine months of 2018 due to the following:

•
an increase of $39.3 million in crude oil, natural gas and produced water gathering services revenues due to a full nine months of services provided during 2019 as well as an increase in the number of wells connected to our gathering system in the Mustang IDP;

•
an increase of $29.3 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems;

•
an increase of $23.8 million in crude oil sales due to a full period of crude oil sales during 2019 due to the commencement of crude oil sales upon closing of the Black Diamond Acquisition as well as an increase in crude oil sales volumes during 2019; and

•
an increase of $16.5 million in gathering services revenues due to increased sales volumes and a full nine months of activity, as sales activity commenced upon closing of the Black Diamond Acquisition during first quarter 2018.

partially offset by:

•	a decrease of $6.2 million in crude oil, natural gas and produced water gathering services revenues due to the decreased activity in the Wells Ranch and East Pony IDPs.
Fresh Water Delivery Fresh Water Delivery revenues increased by $5.5 million during the first nine months of 2019 as compared with the first nine months of 2018 due to the following:

•	an increase of $19.7 million in fresh water delivery revenues due to an increase in fresh water deliveries in the East Pony IDP;
partially offset by;

•	a decrease of $14.2 million in fresh water delivery revenues due to a decrease in fresh water deliveries to our customers in the Wells Ranch and Greeley Crescent IDP areas.

Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2019	2018	Increase (Decrease) from Prior Year
Three Months Ended September 30,
Cost of Crude Oil Sales	$46,240	$44,379	4%
Direct Operating	22,524	23,955	(6)%
Depreciation and Amortization	20,851	18,376	13%
General and Administrative	4,129	4,204	(2)%
Other Operating (Income) Expense	(469)	—	N/M
Total Operating Expenses	$93,275	$90,914	3%

Nine Months Ended September 30,
Cost of Crude Oil Sales	$125,217	$105,830	18%
Direct Operating	77,677	59,496	31%
Depreciation and Amortization	60,487	46,076	31%
General and Administrative	12,990	19,626	(34)%
Other Operating (Income) Expense	(488)	—	N/M
Total Operating Expenses	$275,883	$231,028	19%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018. The increase during third quarter 2019 as compared to third quarter 2018 is primarily attributable to increased sales volumes. The increase during the first nine months of 2019 as compared to the first nine months of 2018 is primarily attributable to increased sales volumes and a full nine months of activity, as sales activity commenced upon closing of the Black Diamond Acquisition during first quarter 2018.
Direct Operating Direct operating expense decreased during third quarter 2019 as compared with third quarter 2018 and increased during the first nine months of 2019 as compared with the first nine months of 2018. The changes in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense decreased during third quarter 2019 as compared with third quarter 2018. Gathering Systems direct operating expense increased during the first nine months of 2019 as compared with the first nine months of 2018. The decrease during third quarter 2019 was primarily attributable to lower maintenance costs, contract services and rental expenses in the Delaware Basin.
The increase during the first nine months of 2019 was primarily attributable to operating expenses associated with the central gathering facilities (CGFs) in the Delaware Basin that were completed during 2018, operating expenses associated with increased volumes in the Permian Basin, Mustang IDP, and East Pony IDP areas and a full nine months of gathering services provided by the Black Diamond system.
Fresh Water Delivery Fresh Water Delivery direct operating expense remained consistent during third quarter 2019 as compared with third quarter 2018 due to consistent well completion activity across quarters. Fresh Water Delivery direct operating expense increased during the first nine months of 2019 as compared with the first nine months of 2018. The increase was primarily attributable to operating expenses associated with increased volumes resulting from increased well completion activity by Noble.
Depreciation and Amortization Depreciation and amortization expense increased during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018. The increases were due, in part, to assets placed in service after September 30, 2018. Assets placed in service after September 30, 2018 were primarily associated with the Mustang gathering system, the Delaware Basin CGFs, and the continued development of the

Black Diamond assets. Additionally, depreciation and amortization expense includes a full nine months of intangible asset amortization during the first nine months of 2019 associated with customer contracts and relationships acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018. Fresh Water Delivery depreciation and amortization expense has remained consistent, as our fresh water delivery infrastructure was substantially complete prior to 2018.
General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment. General and administrative expense remained consistent during third quarter 2019 as compared with third quarter 2018. General and administrative expense decreased during the first nine months of 2019 as compared with the first nine months of 2018. The decrease was primarily attributable to legal and financial advisory transaction expenses associated with the Black Diamond Acquisition. Transaction expenses associated with the Black Diamond Acquisition during the first nine months of 2018 were approximately $7.5 million.
Other (Income) Expense Trend Analysis

(in thousands)	2019	2018	Increase (Decrease) From Prior Year
Three Months Ended September 30,
Other (Income) Expense
Interest Expense	$8,807	$4,860	81%
Capitalized Interest	(4,855)	(1,354)	259%
Interest Expense, Net	3,952	3,506	13%
Investment Loss (Income)	5,621	(3,866)	N/M
Total Other Expense (Income)	$9,573	$(360)	N/M

Nine Months Ended September 30,
Other (Income) Expense
Interest Expense	$23,682	$11,524	106%
Capitalized Interest	(12,175)	(5,304)	130%
Interest Expense, Net	11,507	6,220	85%
Investment Loss (Income)	5,028	(10,825)	N/M
Total Other Expense (Income)	$16,535	$(4,605)	N/M
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facilities. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon our construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Note 5. Property, Plant and Equipment for our Construction-in-Progress balances as of September 30, 2019 and December 31, 2018 and Note 7. Investments.
Interest expense increased during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018. The increase was primarily attributable to the increased outstanding long-term debt during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018.
Capitalized interest increased during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018. The increase is primarily attributable to capitalized interest associated with our capital contributions to the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude. The increase was partially offset by decreased construction-in-progress activity during third quarter 2019 and the first nine months of 2019 as compared with third quarter 2018 and the first nine months of 2018.
Investment Income Investment income is recorded within our Investments in Midstream Entities reportable segment. Investment income decreased during third quarter 2019 as compared with third quarter 2018 and during the first nine months of 2019 as compared with the first nine months of 2018. Earnings from the Advantage Joint Venture decreased during third quarter 2019 and during the first nine months of 2019 as compared with third quarter 2018 and during the first nine months of 2018 primarily due to a decrease in crude oil throughput volumes. Additionally, we had losses from the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude investments primarily attributable to expenses incurred in connection with the formation of the entities as well as general and administrative expenses incurred prior to service commencement.
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

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation from Net Income
Net Income	$66,383	$48,703	$182,836	$132,281
Add:
Depreciation and Amortization	20,851	18,376	60,487	46,076
Interest Expense, Net of Amount Capitalized	3,952	3,506	11,507	6,220
State Income Tax Provision	92	(94)	290	163
Transaction and Integration Expenses	106	301	175	7,550
Proportionate Share of Equity Method Investment EBITDA Adjustments	3,257	579	9,830	1,921
Unit-Based Compensation and Other	(630)	343	382	1,057
Adjusted EBITDA	94,011	71,714	265,507	195,268
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	34,507	11,784	87,531	31,060
Adjusted EBITDA Attributable to Noble Midstream Partners LP	59,504	59,930	177,976	164,208
Add:
Distributions from Equity Method Investments	1,711	—	8,655	3,520
Less:
Proportionate Share of Equity Method Investment EBITDA	(3,518)	3,350	972	9,490
Cash Interest Paid	8,662	4,728	23,211	11,165
Maintenance Capital Expenditures	5,789	5,406	17,559	14,718
Distributable Cash Flow of Noble Midstream Partners LP	$50,282	$46,446	$144,889	$132,355
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$93,372	$62,864	$266,121	$167,936
Add:
Interest Expense, Net of Amount Capitalized	3,952	3,506	11,507	6,220
Changes in Operating Assets and Liabilities	1,957	1,981	(4,029)	7,952
Transaction and Integration Expenses	106	301	175	7,550
Equity Method Investment EBITDA Adjustments	(5,229)	3,350	(7,683)	5,970
Other Adjustments	(147)	(288)	(584)	(360)
Adjusted EBITDA	94,011	71,714	265,507	195,268
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	34,507	11,784	87,531	31,060
Adjusted EBITDA Attributable to Noble Midstream Partners LP	59,504	59,930	177,976	164,208
Add:
Distributions from Equity Method Investments	1,711	—	8,655	3,520
Less:
Proportionate Share of Equity Method Investment EBITDA	(3,518)	3,350	972	9,490
Cash Interest Paid	8,662	4,728	23,211	11,165
Maintenance Capital Expenditures	5,789	5,406	17,559	14,718
Distributable Cash Flow of Noble Midstream Partners LP	$50,282	$46,446	$144,889	$132,355

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
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	September 30, 2019	December 31, 2018
Cash, Cash Equivalents, and Restricted Cash (1)	$17,621	$11,691
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	750,000	740,000
Available Liquidity	$767,621	$751,691

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	There was no available borrowing capacity under our term loan credit facilities as of September 30, 2019. See Item 1. Financial Statements – Note 6. Debt.
Revolving Credit Facility and Term Loan Credit Facilities
Our revolving credit facility is available to fund working capital requirements, acquisitions and expansion capital expenditures. We utilized a large portion of our revolving credit facility to fund our capital contributions for the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude. We repaid a portion of our revolving credit facility with the proceeds from the Preferred Equity offering. As of September 30, 2019, $50 million is outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 6. Debt.
On August 23, 2019, we entered into a new term loan credit facility that permitted aggregate borrowings of up to $400 million. Upon closing, we drew $400 million under the term loan credit facility and the proceeds were primarily used to repay a portion of the outstanding borrowings under our revolving credit facility and pay fees and expenses in connection with the term loan credit facility transactions. See Item 1. Financial Statements – Note 6. Debt.
Preferred Equity
On March 25, 2019, we secured an equity commitment totaling $200 million from GIP. During 2019, Preferred Equity proceeds totaled $100 million and we incurred offering costs of $3.4 million. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions precedent. Proceeds from the Preferred Equity were utilized to repay a portion of outstanding borrowings under our revolving credit facility. See Item 1. Financial Statements – Note 2. Basis of Presentation.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating Activities	$266,121	$167,936
Investing Activities	(689,509)	(1,190,265)
Financing Activities	429,318	985,950
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$5,930	$(36,379)

Operating Activities Net cash provided by operating activities increased during the first nine months of 2019 as compared with the first nine months of 2018. The increase was primarily due to an increase in revenues as well as a decrease in general and administrative expenses and was partially offset by an increase in direct operating expenses.
Investing Activities Cash used in investing activities decreased during the first nine months of 2019 as compared with the first nine months of 2018. The decrease was primarily due to the Black Diamond Acquisition during 2018 as well as increased additions to property, plant and equipment during 2018 due to the construction of the Mustang gathering system and Delaware Basin CGFs. The decrease was partially offset by our additions to investments during 2019 due to our capital contributions to the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude.
Financing Activities Cash provided by financing activities decreased during the first nine months of 2019 as compared with the first nine months of 2018. The decrease is primarily due to decreased net long-term debt borrowings, decreased contributions from noncontrolling interest owners, increased distributions to noncontrolling interest owners and increased distributions to unitholders. The decrease was partially offset by net proceeds from the Preferred Equity.
Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Contractual Obligations
With the exception of the three-year senior unsecured term loan credit facility we entered into on August 23, 2019, we have had no material changes in our contractual commitments and obligations from amounts listed under Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2018.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Gathering System Expenditures (1)	$187,437	$669,908
Fresh Water Delivery System Expenditures	6,040	18,711
Other	810	—
Total Capital Expenditures	$194,287	$688,619

Additions to Investments	$501,344	$426

(1)
Gathering system expenditures for the nine months ended September 30, 2018 include only the portion of the purchase price for the Black Diamond Acquisition allocated to Property, Plant and Equipment totaling $205.8 million.

For the nine months ended September 30, 2019, our gathering system expenditures were primarily associated with well connections in the Mustang IDP, Black Diamond dedication area and the Delaware Basin as well as expansion of the Mustang gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Greeley Crescent fresh water delivery system.
For the nine months ended September 30, 2018, our gathering system expenditures were primarily associated with the construction of the Mustang gathering system and construction of central gathering facilities in the Delaware Basin. Additionally, our gathering system expenditures include the Black Diamond Acquisition as well as expenditures related to the connection of the acquired system to a major oil takeaway outlet in the DJ Basin. Fresh water delivery system expenditures were primarily associated with the construction of the Mustang fresh water delivery system.
For the nine months ended September 30, 2019, additions to investments were primarily related to our capital contributions to the Delaware Crossing Joint Venture, EPIC Y-Grade and EPIC Crude. See Item 1. Financial Statements – Note 7. Investments. For the nine months ended September 30, 2018, additions to investments were related to a capital call for our White Cliffs Interest.

Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On October 24, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.6716 per unit. The distribution will be paid on November 11, 2019, to unitholders of record as of November 4, 2019. Also on November 11, 2019, a cash incentive distribution of $5.8 million will be made to Noble related to its IDRs, based upon the level of distribution paid per Common Unit.
Upon payment of the distribution on May 13, 2019, the requirements for the conversion of all Subordinated Units were satisfied under our partnership agreement. As a result, on May 14, 2019, all 15,902,584 Subordinated Units, which were owned entirely by Noble, converted into Common Units. See Item 1. Financial Statements – Note 10. Partnership Distributions. For future quarters, the minimum quarterly distribution of $0.375 per unit equates to $14.9 million per quarter, or $59.4 million per year, based on the number of Common Units outstanding as of September 30, 2019.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facilities, which have variable interest rates. As of September 30, 2019, $50 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $6.3 million increase in interest expense for the nine months ended September 30, 2019. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 or disclosed in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended June 30, 2019, which are incorporated by reference into this Part II. Item 1A.

Item 6. Exhibit

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

10.1
Term Credit Agreement, dated as of August 23, 2019, by and among Noble Midstream Partners LP, as Parent, and Noble Midstream Services, LLC, as Borrower, the subsidiaries of the Borrower identified therein, Bank of Montreal and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: August 23, 2019) filed August 26, 2019 and incorporated herein by reference).

10.2
Guarantee Agreement, dated as of August 23, 2019, by and among Noble Midstream Services, LLC, as Borrower, Noble Midstream Partners LP and the other guarantors identified therein, and Bank of Montreal, as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Event: August 23, 2019) filed August 26, 2019 and incorporated herein by reference).

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

101
The following materials from Noble Midstream Partners LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Equity; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	November 7, 2019	By: /s/ Thomas W. Christensen
Thomas W. Christensen Chief Financial Officer