Form 10-K
period 2019-12-31
Noble Midstream Partners LP
filed 2020-02-12
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-37640
NOBLE MIDSTREAM PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware		47-3011449
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification number)
1001 Noble Energy Way
Houston,	Texas	77070
(Address of principal executive offices)		(Zip Code)
(281)		872-3100
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	NBLX	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No
The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $718.8 million.
The registrant had 90,239,656 Common Units as of January 31, 2020.
DOCUMENTS INCORPORATED BY REFERENCE: None

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include words such as “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule,” “strategy,” and other similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs.
Forward-looking statements are not guarantees of future performance and are based on certain assumptions and bases, and subject to certain risks, uncertainties and other factors, many of which are beyond Noble Midstream Partners LP’s control and difficult to predict, and not all of which can be disclosed in advance. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors. While you should not consider the following list to be a complete statement of all potential risks and uncertainties, some of the factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the ability of our customers to meet their drilling and development plans;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil gathering, natural gas gathering and processing, produced water gathering, crude oil treating and fresh water services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by our customers under our gathering and processing agreements;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation;

•	interruption of the Partnership’s operations due to social, civil or political events or unrest;

•	terrorist attacks or cyber threats;

•	any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close; and

•	certain factors discussed elsewhere in this Form 10-K.
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
All references to “Noble Midstream Partners,” “NBLX,” “the Partnership,” “us,” “our,” “we” or similar expressions, refer to Noble Midstream Partners LP, including its consolidated subsidiaries. References to “Noble” may refer to Noble Energy Inc. and/or its consolidated subsidiaries, depending on the context. Our consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NBL Midstream Holdings (“NBL Holdings”), as the acquisition of NBL Holdings by the Partnership in the Drop-Down and Simplification Transaction (as defined below) represents a transaction between entities under common control and resulted in a change in reporting entity. The selected financial data covering the periods prior to the aforementioned transactions may not necessarily be indicative of the actual results of operations had these entities been operated together during those periods.
For a summary of commonly used industry terms and abbreviations used in this report, see the Glossary.

PART I

Items 1. and 2. Business and Properties
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts, as well as purchase crude oil from producers and sell crude oil to customers at various delivery points. Our business activities are conducted through four reportable segments: Gathering Systems (primarily includes crude oil gathering, natural gas gathering and processing, produced water gathering and crude oil sales), Fresh Water Delivery, Investments in Midstream Entities and Corporate. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services.
Our current areas of focus are in the Denver-Julesburg Basin in Colorado (“DJ Basin”) and the Southern Delaware Basin position of the Permian Basin (“Delaware Basin”) in Texas. The locations of our current areas of focus are shown in the map below:
We are Noble’s primary vehicle for midstream operations in the onshore United States. We have acreage dedications spanning approximately 545,000 acres in the DJ Basin (with over 230,000 dedicated acres from Noble and the remaining dedicated acres from various third parties) and approximately 118,000 acres in the Delaware Basin (with 92,000 dedicated acres from Noble and the remaining from various third parties). In addition to our existing operations and acreage dedications, Noble has granted us rights of first refusal (“ROFRs”) on certain onshore United States acreage that may be acquired in the future.
We believe we are well positioned to (i) develop our infrastructure in a manner and on a timeline that will allow us to handle increasing volumes from our customers’ drilling programs on our dedicated properties and (ii) attract new customers in the DJ Basin, Delaware Basin and future areas of operation as we continue to expand our existing, build out new, or acquire midstream systems and facilities.

2019 Developments
Drop-Down and Simplification Transaction
On November 14, 2019, we entered into a Contribution, Conveyance, Assumption and Simplification Agreement with Noble. Pursuant to such agreement, we acquired (i) the remaining 60% limited partner interest in Blanco River DevCo LP, (ii) the remaining 75% limited partner interest in Green River DevCo LP, (iii) the remaining 75% limited partner interest in San Juan River DevCo LP and (iv) all of the issued and outstanding limited liability company interests of NBL Holdings. Additionally, all of the Incentive Distribution Rights (“IDRs”) were converted into common units representing limited partner interests in the Partnership (“Common Units”). The acquisition of the interests and conversion of the IDRs are collectively referred to as the “Drop-Down and Simplification Transaction.” Our financial information has been recast to include the historical results of NBL Holdings for all periods presented. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation for a detailed discussion. The total consideration paid by the Partnership for the Drop-Down and Simplification Transaction was $1.6 billion, which consisted of $670 million in cash and 38,455,018 Common Units issued to Noble.
In the Drop-Down and Simplification Transaction, we acquired essentially all of Noble’s remaining midstream assets. As a result, we have enhanced our operational synergies and increased economic alignment in Noble’s growth basins, which lowers our cost of capital and supports strategic long-term growth and value creation.
The midstream assets we acquired include the Keota and Lilli gas processing plants and associated gas gathering pipelines in the East Pony IDP area of the DJ Basin (the “East Pony IDP”). These assets mark the Partnership’s first entry into DJ Basin gas processing. With the need for incremental gas processing capacity in the DJ Basin, the Keota and Lilli plants provide an additional opportunity for us to grow our third-party business. Additionally, we acquired the legacy Clayton Williams pipeline system, which includes more than 300 miles of oil, gas, and produced water gathering pipelines. These pipelines service Noble’s central and southern Delaware Basin positions and will provide additional opportunities to drive capital efficiency through new well connections and secure third-party dedications.
2019 Private Placement
On November 14, 2019, we entered into a Common Unit Purchase Agreement with certain institutional investors to sell 12,077,295 Common Units in a private placement for gross proceeds of approximately $250 million (the “2019 Private Placement”). Net proceeds totaled approximately $242.9 million, after deducting offering expenses of approximately $7.1 million. The 2019 Private Placement closed on November 21, 2019. Proceeds from the 2019 Private Placement were utilized to fund a portion of the cash consideration for the Drop-Down and Simplification Transaction.
Investment Activity
During 2019, we significantly expanded our strategic relationships and investments in the long-haul pipeline business.
On January 31, 2019, we exercised and closed our option with EPIC Midstream Holdings, LP (“EPIC”) to acquire a 15% interest in EPIC Y-Grade, LP (“EPIC Y-Grade”). During 2019, we made capital contributions to EPIC Y-Grade of $169.1 million.
On January 31, 2019, we exercised our option to acquire an interest in EPIC Crude Holdings, LP (“EPIC Crude”). On March 8, 2019, we closed our option with EPIC to acquire the 30% interest in EPIC Crude. During 2019, we made capital contributions to EPIC Crude of $351.2 million.
On February 7, 2019, we executed definitive agreements with Salt Creek Midstream LLC (“Salt Creek”) and completed the formation of Delaware Crossing LLC (“Delaware Crossing”). We own a 50% interest in Delaware Crossing. During 2019, we made capital contributions to Delaware Crossing of $70.3 million.
Saddlehorn Transportation Commitment and Investment Option
Our affiliate, Black Diamond Gathering LLC (“Black Diamond”) has entered into a strategic relationship with Saddlehorn Pipeline Company, LLC (“Saddlehorn”). Saddlehorn is jointly owned by affiliates of Magellan Midstream Partners, L.P. (“Magellan”), Plains All American Pipeline, L.P. (“Plains”) and Western Midstream Partners, LP (“Western Midstream”). The Saddlehorn pipeline is currently capable of transporting approximately 190 MBbl/d of crude oil and condensate from the DJ Basin and the Powder River Basin to storage facilities in Cushing, Oklahoma owned by Magellan and Plains. With the recent successful open season, the Saddlehorn pipeline will be expanded by 100 MBbl/d, to a new total capacity of 290 MBbl/d. The higher capacity is expected to be available in late 2020 following the addition of incremental pumping and storage capabilities.
As part of the strategic relationship, Black Diamond and Noble entered into long-term firm transportation commitments with Saddlehorn. Black Diamond received an option to acquire an ownership interest of up to 20% in Saddlehorn. Black Diamond’s investment option was scheduled to expire in April 2020.

In February 2020, Black Diamond exercised its option, effective February 1, 2020, to acquire a 20% ownership interest in Saddlehorn for $155 million, $84 million net to the Partnership. After Black Diamond’s purchase, with Magellan and Plains each selling a 10% interest, Magellan and Plains each own a 30% membership interest and Black Diamond and Western Midstream each own a 20% membership interest in Saddlehorn. Magellan continues to serve as operator of the Saddlehorn pipeline.

Organizational Structure
The following diagram depicts our organizational structure as of December 31, 2019.

Noble Energy
NASDAQ: NBL
100%
62.6% Limited Partner Interest
Noble Midstream GP LLC
ROFR/Wholly Owned Assets:
• Eagle Ford Shale Midstream
• Additional DJ Acreage
Non-Economic General Partner Interest
Noble Midstream Partners LP
NASDAQ: NBLX
Public Unitholders (LP)
100%
37.4% Limited Partner Interest
Non-Controlling Interest
Noble Midstream Services, LLC
3.33% Non-Operating Membership Interest
White Cliffs Pipeline L.L.C.
Controlling Interest
DJ Basin
Permian Basin
5%
100%
100%
100%
100%
100%
100%
100%
100%
Gunnison River
Green River
San Juan River
Colorado River
Laramie River
Noble Midstream Holdings
Blanco River
Trinity River
Dos Rios
95%
54.4%
50%
50%
30%
15%
Non-Controlling Interest
Black Diamond
Advantage
Delaware Crossing
EPIC Crude
EPIC Y-Grade

Our current areas of operation are in the DJ Basin and Delaware Basin. The following table provides a summary of our development areas within each basin, along with our dedicated services and customers as of December 31, 2019.

Company	Areas Served	NBLX Dedicated Service	Customers
Colorado River LLC (1)	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Noble
San Juan River LLC (1)	East Pony IDP (DJ Basin)	Water Services	Noble
Green River DevCo LLC (1)	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	Noble
Laramie River LLC (1)	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Noble and Unaffiliated Third Party
	Black Diamond Dedication Area (DJ Basin)	Crude Oil Gathering Crude Oil Sales Natural Gas Gathering	Noble and Unaffiliated Third Parties
Blanco River LLC (1)	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	Noble and Unaffiliated Third Parties
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (2)	Crude Oil Gathering Water Services	Noble
Trinity River DevCo LLC	Delaware Basin	Natural Gas Compression Crude Oil Transmission	Noble and Unaffiliated Third Parties (3)
Dos Rios DevCo LLC	Delaware Basin	Crude Oil Transmission Y-Grade Transmission	Noble and Unaffiliated Third Parties (3)
Noble Midstream Holdings LLC	East Pony IDP (DJ Basin)	Natural Gas Gathering Natural Gas Processing	Noble and Unaffiliated Third Parties
	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	Noble and Unaffiliated Third Parties

(1)	On December 31, 2019, the general partner and limited partnership of each of the above companies was merged into a limited liability company (“LLC”).

(2)	We currently have no midstream infrastructure assets in the Bronco IDP. We have dedications for any of Noble’s future production in this area.

(3)	The unaffiliated third-party customers are served though investments in which we exert significant influence.
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

Areas of Operation
The following diagram illustrates our infrastructure in the DJ Basin as of December 31, 2019:

The following diagram illustrates our infrastructure in the Delaware Basin as of December 31, 2019:

Reportable Segments
We manage our operations by the nature of the services we offer. Our reportable segments comprise the structure used to make key operating decisions and assess performance. We are organized into the following reportable segments: Gathering Systems (primarily includes crude oil gathering, natural gas gathering and processing, produced water gathering and crude oil sales), Fresh Water Delivery, Investments in Midstream Entities and Corporate. We often refer to services of our Gathering Systems and Fresh Water Delivery segments collectively as our midstream services. The Investments in Midstream Entities segment includes our investments in Advantage Pipeline, L.L.C. (“Advantage”), Delaware Crossing, EPIC Y-Grade, EPIC Crude and White Cliffs Pipeline L.L.C. (“White Cliffs”). The Corporate segment includes all general Partnership activity not attributable to our operating subsidiaries. See Item 8. Financial Statements and Supplementary Data – Note 10. Segment Information.
Gathering Systems
Crude Oil Gathering
Our crude oil gathering system in the Wells Ranch IDP area of the DJ Basin (the “Wells Ranch IDP”) provides approximately 83 miles of shared crude oil and produced water gathering pipelines. Our crude oil gathering assets also include 96,000 Bbls of storage capacity at the Wells Ranch central gathering facility (“CGF”) where we are able to recover gas vapors from crude oil and deliver this natural gas to Noble for delivery to downstream third parties.
In the East Pony IDP, we gather crude oil meeting pipeline specifications and deliver it through approximately 34 miles of pipeline directly into the northern extension of the Wattenberg Oil Trunkline and the Northeast Colorado Lateral of the Pony Express Pipeline. Crude oil gathering of production from the East Pony IDP area is subject to FERC jurisdiction. See Items 1. and 2. Business and Properties - Regulations.
To service the Mustang IDP, we gather crude oil meeting pipeline specifications and deliver it through approximately 17 miles of pipeline into the Black Diamond Milton Terminal.
To service the Greeley Crescent IDP, we gather crude oil meeting pipeline specifications for an unaffiliated third party. We deliver the gathered crude oil through approximately 45 miles of pipeline to the Grand Mesa Pipeline via the Black Diamond Lucerne Terminal and directly to the White Cliffs pipeline system (the “White Cliffs Pipeline”).
To service the Black Diamond dedication area, we gather crude oil meeting pipeline specifications and deliver it through approximately 252 miles of pipeline to various delivery points. The Black Diamond system provides access to long-haul crude oil outlets including Grand Mesa Pipeline, Saddlehorn Pipeline, White Cliffs Pipeline and Pony Express Pipeline.
Our crude oil gathering systems in the Delaware Basin include approximately 126 miles of pipeline. We gather off-spec crude oil from well pad facilities, which is delivered to various CGFs. We have five operational CGFs in the Delaware Basin. The Billy Miner I and Jesse James CGFs were completed during 2017 and the Coronado, Collier and Billy Miner Train II CGFs were completed during 2018. The CGFs stabilize the crude oil to meet pipeline specifications and deliver to downstream pipelines leaving the Delaware Basin.
As part of the Drop-Down and Simplification Transaction, we acquired an approximately 127-mile crude oil gathering system servicing production from acreage in the Delaware Basin. This crude oil gathering system gathers crude oil meeting pipeline specifications from well pad facilities and terminates at various third-party pipeline connection points.
The table below sets forth our crude oil gathering throughput for the dates indicated.

	Average Daily Throughput (Bbl/d)
	Year Ended December 31,
	2019	2018	2017
DJ Basin	182,121	143,095	61,864
Delaware Basin	49,842	34,032	7,385
Crude Oil Treating
We also operate a crude oil treating facility that services each of the IDP areas and additional wells outside of these areas. Crude oil is delivered to the facility by truck. If treatment is required, the crude oil is directed to, and received by, the treating facility to process the crude oil to meet pipeline specification. For access to the services provided at the crude oil treating facility, Noble pays monthly fees based on the number of producing vertical and horizontal wells located in the DJ Basin that are not connected to our gathering system, whether such wells fall within or outside of an IDP area.

The below sets forth the number of producing vertical and horizontal wells in the DJ Basin that are not connected to our gathering system and are subject to a monthly fee as of the dates indicated.

	Number of Wells Subject to Monthly Fee
	As of December 31,
	2019	2018	2017
Producing Vertical Wells	1,001	1,257	1,753
Producing Horizontal Wells	339	406	471
Natural Gas Gathering
Our natural gas infrastructure assets in the Wells Ranch IDP consist of the Wells Ranch CGF and an approximately 54-mile natural gas pipeline system. This natural gas gathering system collects natural gas from separator facilities located at or near the wellhead and delivers the natural gas to the Wells Ranch CGF or other delivery points within the Wells Ranch IDP. We deliver the natural gas for further processing by third parties. Our Wells Ranch CGF also provides condensate separation and flash gas recovery. Condensate recovered from the natural gas that is gathered to the Wells Ranch CGF is stored on location and gas that is flashed from the crude oil is recovered, compressed and redelivered to downstream third parties with the gathered natural gas volumes.
Our natural gas infrastructure in the Mustang IDP consists of an approximately 15-mile natural gas pipeline system. This natural gas gathering system collects natural gas from separator facilities located at or near the wellhead and delivers the natural gas to delivery points within the Mustang IDP. The natural gas is then processed by third parties.
As part of the Drop-Down and Simplification Transaction, we acquired gas infrastructure in the East Pony IDP which consists of an approximately 234-mile natural gas pipeline system. This natural gas gathering system collects natural gas from the wellhead and delivers it to our Lilli and Keota gas processing plants or other third-party processing facilities.
Our natural gas infrastructure assets in the Delaware Basin consist of five CGFs as well as an approximately 104-mile natural gas pipeline system servicing production from the Delaware Basin. This natural gas gathering system collects natural gas from the wellhead from a high pressure separator and sends it to various CGFs. The CGFs dehydrate the natural gas, compress it, and send it downstream for processing.
As part of the Drop-Down and Simplification Transaction, we acquired an approximately 112-mile natural gas pipeline system servicing production from the acreage in the Delaware Basin. This natural gas gathering system collects natural gas from the wellhead and terminates at various third-party pipeline connection points.
The table below sets forth our natural gas gathering throughput for the dates indicated.

	Average Daily Throughput (MMBtu/d)
	Year Ended December 31,
	2019	2018	2017
DJ Basin	476,605	308,929	228,768
Delaware Basin	155,155	78,875	16,172
Natural Gas Processing
As part of the Drop-Down and Simplification Transaction, we acquired natural gas processing infrastructure in the DJ Basin which includes the Lilli and Keota gas processing plants connected to our gas gathering pipelines. The Lilli natural gas processing plant has an 18 MMcf/d capacity with a cryo unit and gas fired compression. The Keota natural gas processing plant has a 30 MMcf/d capacity, expandable to 45 MMcf/d with a cryo unit, truck load-out for drip condensate and electricity driven compression. The processing plants compress the natural gas, remove contaminants and separate the natural gas into individual natural gas liquids (“NGL”) components. The natural gas and NGL components are then transferred to third-party pipelines.
The table below sets forth our natural gas processing throughput for the dates indicated.

	Average Daily Throughput (MMBtu/d)
	Year Ended December 31,
	2019	2018	2017
DJ Basin	50,039	61,766	49,531

Produced Water Gathering
Our produced water gathering system in the Wells Ranch IDP gathers and processes liquids produced from operations and consists of a combination of separation and storage facilities, permanent pipelines, as well as pumps to transport produced water to disposal facilities. We operate an approximately 83-mile gathering pipeline system (which is a shared crude oil and produced water gathering pipeline) servicing the Wells Ranch IDP. At the Wells Ranch CGF, the incoming crude oil and produced water liquid stream is separated, stored, and treated before the produced water is delivered to a third-party pipeline for disposal.
Our produced water gathering system in the Mustang IDP gathers liquids produced from operations and consists of a combination of pumps and permanent pipelines to transport produced water to third-party disposal facilities. We operate an approximately 34-mile gathering pipeline system servicing the Mustang IDP.
Our produced water gathering system in the Greeley Crescent IDP gathers liquids produced from operations and consists of a combination of pumps and permanent pipelines to transport produced water to third-party disposal facilities. We operate an approximately 31-mile gathering pipeline system servicing the Greeley Crescent IDP.
Our produced water gathering system in the Delaware Basin gathers and processes liquids produced from operations and consists of stabilization facilities, and permanent pipelines, as well as pumps to transport produced water to third-party disposal facilities. We operate an approximately 118-mile gathering pipeline system servicing the Delaware Basin. At our CGFs, the incoming produced water is skimmed and pumped downstream to disposal wells.
As part of the Drop-Down and Simplification Transaction, we acquired an approximately 120-mile produced water gathering system servicing production from acreage in the Delaware Basin. This system gathers produced water to transport to third-party disposal locations.
We enter into and manage contracts with third-party providers for certain produced water services that we do not perform ourselves.
The table below sets forth our produced water gathering throughput for the dates indicated.

	Average Daily Throughput (Bbl/d)
	Year Ended December 31,
	2019	2018	2017
DJ Basin	39,629	29,903	16,435
Delaware Basin	148,886	91,312	20,930
Fresh Water Delivery
Our fresh water services include distribution and storage services that are integral to our customers’ drilling and completion operations. Our fresh water systems in the DJ Basin contain an approximately 70-mile fresh water distribution system made up of buried pipelines, nine miles of which service the East Pony IDP, 22 miles of which service the Wells Ranch IDP, 12.5 miles which service the Mustang IDP, and 26 miles of which serve the Greeley Crescent IDP. In addition, our fresh water systems include fresh water storage facilities in the Wells Ranch IDP, East Pony IDP, and Mustang IDP, as well as temporary pipelines and pumping stations to transport fresh water throughout the pipeline networks. These systems are designed to deliver water on demand to hydraulic fracturing operations and reduce the costs of transporting water long distances by reducing or eliminating most trucking costs. The fresh water systems provide storage capacity that segregates raw fresh water from produced water that has been treated.
We do not own or hold title to the water nor do we own or operate fresh water sources, but instead our services are focused on the storage and distribution of the fresh water delivered to us by our customers.
The table below sets forth our fresh water delivery services throughput for the dates indicated.

	Average Daily Throughput (Bbl/d)
	Year Ended December 31,
	2019	2018	2017
DJ Basin	164,524	175,754	155,990

Investments in Midstream Entities
Our Investments in Midstream Entities reportable segment includes our investments in Advantage, Delaware Crossing, EPIC Y-Grade, EPIC Crude and White Cliffs.
Advantage
We own a 50% interest in Advantage. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with a capacity of 200 MBbl/d and 490,000 barrels of storage capacity.
Delaware Crossing
Delaware Crossing is constructing a 95-mile pipeline system that will originate in Pecos County, Texas, and have additional connections in Reeves County and Winkler County, Texas. The project footprint will be served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas. The project is underpinned by approximately 210,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas. The pipeline is expected to be operational in the first quarter of 2020.
EPIC Crude
EPIC Crude is constructing an approximately 700-mile pipeline with a capacity of 600 MBbl/d from the Delaware Basin to the Gulf Coast. EPIC Crude’s petition for declaratory order seeking approval of its rates and terms and conditions of its tariff was approved by the Federal Energy Regulatory Commission (“FERC”) on April 12, 2019. Construction on the project is anticipated to be complete in the first quarter of 2020.
EPIC Y-Grade
EPIC Y-Grade is constructing an approximately 700-mile pipeline linking NGL reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. The pipeline will have a throughput capacity of approximately 440 MBbl/d with multiple origin points. Interim crude services commenced during the third quarter of 2019.
White Cliffs
We own a 3.33% interest in White Cliffs (the “White Cliffs Interest”). The White Cliffs Pipeline consists of two 527-mile pipelines, one for crude oil transport and one that is currently being converted to NGL service, that extend from the DJ Basin to Cushing, Oklahoma, with a capacity of approximately 215,000 Bbl/d.
Corporate
Our Corporate segment includes all general Partnership activity and expenses not attributable to our operating subsidiaries. This includes primarily expenses related to debt, such as interest and other debt-related costs, legal and financial advisory expenses and general and administrative expenses, including the annual general and administrative fee we pay to Noble for certain administrative and operational support services provided to us.
Regulations
The midstream services we provide are subject to regulations that may affect certain aspects of our business and the market for our services.
Colorado Oil and Gas Regulation
For some time, initiatives have been underway in the State of Colorado to limit or ban crude oil and natural gas exploration, development or operations. During first quarter 2019, Senate Bill 19-181 (“SB 181”) was passed by the State Legislature. On April 16, 2019, the Governor signed the bill into law. The legislation makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the Colorado Oil and Gas Conservation Commission (“COGCC”) to prioritize public health and environmental concerns in its decisions, instructing the COGCC to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and other groups have sought a cessation of permit issuances entirely until the COGCC publishes new rules in keeping with SB 181. Additionally, certain groups have submitted new ballot proposals for the 2020 election year, including proposals for increased drilling setbacks and increased bonding requirements.
Nevertheless, at this time, we are not aware of any significant changes to Noble’s or other third-party customers’ development plans. However, if additional regulatory measures are adopted, Noble and other third-party customers in Colorado could experience delays and/or curtailment in the permitting or pursuit of their exploration, development, or production activities. Such compliance costs and delays, curtailments, limitations, or prohibitions in their development plans could result in decreased demand for our services, which could have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity.
Safety and Maintenance Regulation
We are subject to regulation by the United States Department of Transportation (“DOT”) under multiple pipeline safety laws, including the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and comparable state statutes. These regulations include potential fines and penalties for violations.
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, also known as the Pipeline Safety and Job Creation Act, enacted in 2012, amended the HLPSA and NGPSA and increased safety regulation. This legislation establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has undertaken rulemaking to address many areas of this legislation.
For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations. We are in the process of assessing the impact of these rules on our future costs of operations and revenues from operations. PHMSA is working on two additional rules related to gas pipeline safety that are expected to modify pipeline repair criteria and extend regulatory safety requirements to certain gathering lines in rural areas. These additional rulemakings are expected to be effective by mid-2020. The adoption of these or other regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing intrastate pipeline regulations at least as stringent as the federal standards. The Colorado Public Utilities Commission is the agency vested with intrastate natural gas pipeline regulatory and enforcement authority in Colorado. The Colorado Public Utilities Commission’s regulations adopt by reference the minimum federal safety standards for the transportation of natural gas. We do not anticipate any significant problems in complying with applicable federal and state laws and regulations in Colorado. Our natural gas gathering pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.
In addition, we are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. Moreover, the OSHA hazard communication standard, the Environmental Protection Agency (“EPA”) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA process safety management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. Also, the Department of Homeland Security and other agencies such as the EPA continue to develop regulations concerning the security of industrial facilities, including crude oil and natural gas facilities. We are subject to a number of requirements and must prepare federal response plans to comply. We must also prepare risk management plans under the regulations promulgated by the EPA to implement the requirements under the Clean Air Act (“CAA”) to prevent the accidental release of extremely hazardous substances. We have an internal program of inspection designed to monitor and enforce compliance with safeguard and security requirements.
FERC and State Regulation of Natural Gas and Crude Oil Pipelines
The FERC’s regulation of crude oil and natural gas pipeline transportation services and natural gas sales in interstate commerce affects certain aspects of our business and the market for our products and services.
Natural Gas Gathering Pipeline Regulation
Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We believe that our natural gas gathering facilities meet the traditional tests the FERC has used to establish a pipeline’s status as a gathering pipeline and therefore our natural gas gathering facilities should not be subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of frequent litigation and varying interpretations and the FERC determines whether facilities are gathering facilities on a case by case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by the FERC, the courts, or Congress. If the FERC were to determine that some or all of our gathering facilities or the services provided by us are not exempt from FERC regulation, the rates for, and terms and conditions of, services provided by such facilities would be subject to regulation by the FERC, which could in turn decrease revenue, increase operating costs, and depending upon the facility in question, adversely affect our results of operations and cash flows.
The Energy Policy Act of 2005 (“EPAct 2005”) amended the NGA to add an anti-market manipulation provision. Pursuant to the FERC’s rules promulgated under EPAct 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to FERC jurisdiction: (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 provided the FERC with substantial enforcement authority, including the power to assess civil penalties of up to $1,291,894 per day per violation, to order disgorgement of profits and to recommend criminal penalties. Failure to comply with the NGA, EPAct 2005 and the other federal laws and regulations governing our business can result in the imposition of administrative, civil and criminal penalties.
Colorado regulation of gathering facilities includes various safety, environmental and ratable take requirements. Our purchasing, gathering and intrastate transportation operations are subject to Colorado’s ratable take statute, which provides that each person purchasing or taking for transportation crude oil or natural gas from any owner or producer shall purchase or take ratably, without discrimination in favor of any owner or producer over any other owner or producer in the same common source of supply offering to sell his crude oil or natural gas produced therefrom to such person. This statute has the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to transport natural gas. The ratable take statute is in the enabling legislation of the COGCC.
The COGCC regulations require operators of natural gas gathering lines to file several forms and provide financial assurance, and they also impose certain requirements on gathering system waste. Moreover, the COGCC retains authority to regulate the installation, reclamation, operation, maintenance, and repair of gathering systems should the agency choose to do so. Should the COGCC exercise this authority, the consequences for the Partnership will depend upon the extent to which the authority is exercised. We cannot predict what effect, if any, the exercise of such authority might have on our operations.
Our natural gas gathering facilities are not subject to rate regulation or open access requirements by the Colorado Public Utilities Commission. However, the Colorado Public Utilities Commission requires us to register as pipeline operators, pay assessment and registration fees, undergo inspections and report annually on the miles of pipeline we operate.
Crude Oil Pipeline Regulation
Pipelines that transport crude oil in interstate commerce are subject to regulation by the FERC pursuant to the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and related rules and orders. The ICA requires, among other things, that tariff rates for common carrier crude oil pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. The ICA permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint. The rates charged for crude oil pipeline services are generally increased annually based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index, or PPI. A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s operating costs. During the five-year period commencing July 1, 2011 and ending June 30, 2016, pipelines have been permitted by the FERC to adjust these indexed rate ceilings annually by the PPI plus 2.65%. On December 17, 2015, the FERC issued an order establishing a new index level of PPI plus 1.23% for the five-year period commencing July 1, 2016. As an alternative to this indexing methodology, pipelines may also choose to support changes in their rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.
Currently, we operate multiple pipeline gathering systems that transport crude oil in interstate commerce. We have been granted a temporary waiver of the tariff and reporting requirements for these crude oil gathering systems. Therefore, currently the FERC’s regulation of these crude oil gathering systems is limited to requiring us to maintain our books and records consistent with the FERC’s record keeping requirements. The classification and regulation of these crude oil gathering pipelines are subject to change based on changed circumstances on the pipeline or on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. If it is determined that some or all of our crude oil gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, such systems could be subject to cost-of-service rates and common carrier requirements that could adversely affect the results of our operations on and revenues associated with those systems.
In addition, we own interests in other crude oil gathering pipelines that do not provide interstate services and are not subject to regulation by the FERC. These pipelines regulated by the Railroad Commission of Texas (the “RRC”), and have common-carrier pipeline tariffs on file with the RRC. However, the distinction between FERC-regulated interstate pipeline transportation, on the one hand, and intrastate pipeline transportation, on the other hand, is a fact-based determination. The classification and regulation of these crude oil gathering pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. We cannot provide assurance that the FERC will not in the future, either at the request of other entities or on its own initiative, determine that some or all of our gathering pipeline systems and the services we provide on those systems are within the FERC’s jurisdiction. If it was determined that some or all of our gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, the imposition of possible cost-of-service rates and common carrier requirements on those systems could adversely affect the results of our operations on and revenue associated with those systems.
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

•
limiting or prohibiting construction, expansion, modification and operational activities based on National Ambient Air Quality Standards (“NAAQS”) and in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered species;

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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas (“GHG”) emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Following the change in presidential administrations, there have been attempts to modify certain of these regulations, and litigation is ongoing.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020. The adoption and implementation of new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
Concern over the threat of climate change may also result in political action deleterious to our interests. For example, various pledges to curtail oil and gas operations have been made by candidates running for the Democratic nomination for President of the United States in 2020. Separately, increased attention to climate change risks has increased the possibility of claims brought by public and private entities against oil and gas companies in connection with their GHG emissions. While courts have generally declined to assign direct liability for climate change to large sources of GHG emissions, new claims for damages and increased government scrutiny, especially from state and local governments, will likely continue. Moreover, to the extent societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances or solid wastes, including petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas at a facility where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the “petroleum exclusion” of CERCLA Section 101(14) that currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.
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
Water
The Federal Water Pollution Control Act of 1972, also referred to as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. Provisions of the CWA require authorization from the U.S. Army Corps of Engineers (the “Corps”) prior to the placement of dredge or fill material into jurisdictional waters. On June 29, 2015, the EPA and the Corps published the final rule defining the scope of the EPA’s and Corps’ jurisdiction, known as the “Clean Water Rule.” Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. Most recently, in September 2019, the EPA and Corps rescinded the 2015 Clean Water Rule. Legal challenges have occurred for both the 2015 rule and the 2019 rescission. As a result, the scope of jurisdiction under the CWA is uncertain at this time. To the extent a rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
The CWA also requires implementation of spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of threshold quantities of crude oil. In some instances, we may also be required to develop a facility response plan that demonstrates our facility’s preparedness to respond to a worst-case crude oil discharge. The CWA imposes substantial potential civil and criminal penalties for non-compliance. The EPA has promulgated regulations that require us to have permits in order to discharge certain types of stormwater. The EPA recently issued a revised general stormwater permit for industrial activities that, among other things, enhances provisions related to threatened endangered species eligibility procedures. The EPA has entered into agreements with certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the stormwater discharges. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities.
The Oil Pollution Act of 1990 (“OPA”) addresses prevention, containment and cleanup, and liability associated with crude oil pollution. OPA applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines, and transfer facilities. OPA subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages, and certain other consequences of crude oil spills into jurisdictional waters. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability under OPA.
Colorado Water Quality Control Act
In January 2017, we received a Notice of Violation/Cease and Desist Order (“NOV/CDO”), advising us of alleged violations of the Colorado Water Quality Control Act (“CWQCA”), and its implementing regulations as it relates to construction activities associated with oil and gas exploration and/or production within our Wells Ranch IDP located in Weld County, Colorado, or applicable permit (“Permit”).  The NOV/CDO further ordered us to cease and desist from all violations of the CWQCA, the regulations and the Permit and to undertake certain corrective actions. In October 2019, we resolved by Compliance Order on Consent (“COC”) with the Colorado Department of Public Health & Environment allegations of noncompliance with the CWQCA relating to the Permit. The COC required us to pay a penalty of $26,000 and to contribute $53,000 toward a State-managed supplemental environmental project. The resolution of this action did not have a material adverse effect on our financial position, results of operations or cash flows.
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
Title to Our Properties
Many of our real estate interests in land were acquired pursuant to easements, rights-of-way, permits, surface use agreements, joint use agreements, licenses and other grants or agreements from landowners, lessors, easement holders, governmental authorities, or other parties controlling the surface or subsurface estates of such land, or, collectively, Real Estate Agreements, that were issued to or entered into by Noble, one of its affiliates or one of its predecessors-in-interest and transferred to us in December of 2015. Since that time, we have been acquiring additional Real Estate Agreements in our own name or by transfer from Noble. The Real Estate Agreements and related interests that we have taken by assignment were acquired without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory rights and interests to conduct our operations on such lands. We have no knowledge of any challenge to the underlying title of any material real estate interests held by us or to our title to any material real property agreements, and we believe that we have satisfactory title to all of our material real estate interests.
We hold various rights and interests to receive, deliver and handle water in connection with Noble’s production operations, or, collectively, Water Interests, that also were obtained by Noble or its predecessor in interest and transferred to us. Pursuant to these Water Interests, Noble retains title to the water. We are not aware of any challenges to any Water Interests or to the use of any water or water rights related to Water Interests. With respect to our third-party customer, we will not take title to the water that we handle and will only have the right to receive, deliver and handle such water.
Under our omnibus agreement, Noble will indemnify us for any failure to have certain real estate interests, Real Estate Agreements or Water Interests necessary to own and operate our assets in substantially the same manner that they were owned and operated prior to the closing of the initial public offering (“IPO”). Noble’s indemnification obligation will be limited to losses for which we notify Noble prior to the third anniversary of the closing of the IPO and will be subject to a $500,000 aggregate deductible before we are entitled to indemnification.
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
Customers
For the year ended December 31, 2019, revenues from Noble and its affiliates comprised 81% and 59% of our midstream services revenues and total revenues, respectively. There were no individually significant revenues from a third-party in 2019.
For the year ended December 31, 2018, revenues from Noble and its affiliates comprised 81% and 61% of our midstream services revenues and total revenues, respectively. Revenues from a single third-party customer comprised 66% and 17% of our crude oil sales revenues and total revenues, respectively.
For the year ended December 31, 2017, revenues from Noble and its affiliates comprised 94% of both of our midstream services revenues and total revenues. There were no individually significant revenues from a third-party in 2017.

Competition
As a result of our relationship with Noble and the long-term dedications to our midstream assets, we do not compete with other midstream companies to provide Noble with midstream services to its existing upstream assets in Weld County, Colorado, and we will not compete for Noble’s business as it continues to develop upstream production in Weld County, Colorado.
However, in the Delaware Basin, Noble is currently using third-party service providers for certain midstream services, and Noble will continue using the third-party service providers until the expiration or termination of certain pre-existing dedications to those third-party service providers. After the expiration of such dedications, we will not compete for Noble’s business in the Delaware Basin. However, we will face competition in providing services on the acreage that is subject to our ROFR rights because Noble is only required to dedicate such acreage to us if we are able to offer services to Noble on the same or better terms as the applicable third-party service provider.
As we continue to expand our midstream services, we will face a high level of competition, including major integrated crude oil and natural gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, transport, store or market natural gas. As we seek to continue to provide midstream services to additional third-party producers, we will also face a high level of competition. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas or NGLs.
Employees
The officers of our general partner, Noble Midstream GP LLC (“General Partner”) manage our operations and activities. All of the employees required to conduct and support our operations are employed by Noble and are subject to the operational services and secondment agreement and omnibus agreement that we entered into with Noble. As of December 31, 2019, Noble employed approximately 240 people who provide direct support to our operations pursuant to the operational services and secondment agreement and omnibus agreement.
Office
The principal office of our Partnership is located at 1001 Noble Energy Way, Houston, Texas 77070.
Insurance
Our business is subject to all of the inherent and unplanned operating risks normally associated with the gathering and treating of water, crude oil and natural gas and the distribution and storage of water. Such risks include weather, fire, explosion, pipeline disruptions and mishandling of fluids, any of which could result in damage to, or destruction of, gathering and storage facilities and other property, environmental pollution, injury to persons or loss of life. As protection against financial loss resulting from many, but not all of these operating hazards, pursuant to the terms of the omnibus agreement, we have insurance coverage, including certain physical damage, business interruption, employer’s liability, third-party liability and worker’s compensation insurance. Our General Partner believes this insurance is appropriate and consistent with industry practice. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. Our insurance coverage is purchased through a captive insurance company that is an affiliate of Noble. Most of this captive insurance is reinsured into the commercial market. To the extent Noble experiences covered losses under the excess liability insurance policies, the limit of our coverage for potential losses may be decreased.
Available Information
Our Common Units are listed and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “NBLX.” Our website is www.nblmidstream.com. We make our periodic reports and other information filed with or furnished to the U.S. Securities and Exchange Commission, or SEC, available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information on our website or any other website is not incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.
Our Audit Committee charter is also posted on our website under “About Us – Corporate Governance” and is available in print upon request made by any unitholder to the Investor Relations Department. Copies of our Code of Conduct and Code of Ethics for Financial Officers, or the Codes, are also posted on our website under the “Corporate Governance” section. Within the time period required by the SEC and Nasdaq, as applicable, we will post on our website (www.nblmidstream.com/about-us/corporate-governance/) any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.

Item 1A.    Risk Factors
Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors and all other information set forth in this Annual Report.
If any of the following risks were to occur, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected. In that case, the trading price of our Common Units could decline, and you could lose all or part of your investment.
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
Further, we have no control over Noble’s business decisions and operations, and Noble is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk of cancellation of planned development, breach of commitments with respect to future dedications; and other non-payment or non-performance by Noble, including with respect to our commercial agreements, which do not contain minimum volume commitments. Noble is currently conducting development drilling activities in both the DJ and Delaware Basins. A decrease in development drilling and completion activities on our dedicated acreage could result in lower throughput on our midstream infrastructure. Furthermore, we cannot predict the extent to which Noble’s businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on Noble’s ability to execute its drilling and development plan on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by Noble under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders. Our long-term commercial agreements with Noble carry initial terms for 15 years, and there is no guarantee that we will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. Our ability to renew or replace our commercial agreements following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our competitors and Noble.
In addition to our commercial agreements with Noble, we provide midstream services and crude oil sales for unaffiliated, non-investment grade third-party customers. We may engage in significant business with new third-party customers or enter into material commercial contracts with customers for which we do not have material commercial arrangements or commitments today and who may not have investment grade credit ratings. Each of the risks indicated above applies to our current third-party customers and to the extent we derive substantial income from or commit to capital projects to service new or existing customers, each of the risks indicated above would apply to such arrangements and customers.

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
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•
the volumes of natural gas we gather or process, the volumes of crude oil we gather and sell, the volumes of produced water we collect, clean or dispose of and the volumes of fresh water we distribute and store and the number of wells that have access to our crude oil treating facilities;

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
The level of crude oil and natural gas volumes handled by our midstream systems depends on the level of production from crude oil and natural gas wells dedicated to our midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, we must obtain production from wells completed by Noble and any third-party customers on acreage dedicated to our midstream systems or execute agreements with other third parties in our areas of operation.
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
Our acreage dedication and commitments from our customers cover midstream services in a number of areas that are at the early stages of development, in areas that our customers are still determining whether to develop and in areas where we may have to acquire operating assets from third parties. In addition, our customers own acreage in areas that are not dedicated to us. We cannot predict which of these areas our customers will determine to develop and at what time. Our customers may decide to explore and develop areas where the acreage is not dedicated to us. Our customers’ decisions to develop acreage that is not dedicated to us may adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
We may be unable to grow by acquiring midstream assets retained, acquired or developed by Noble, which could limit our ability to increase our distributable cash flow.
Part of our strategy for growing our business and increasing distributions to our unitholders is dependent upon our ability to make acquisitions that increase our distributable cash flow. Noble is under no obligation to offer to sell us additional assets, we are under no obligation to buy any additional assets from Noble and we do not know when or if Noble will decide to make any offers to sell assets to us.
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
In order to maintain and grow our business, we will need to make substantial capital expenditures to fund growth capital expenditures, to purchase or construct new midstream systems, or to fulfill our commitments to service acreage committed to us by our customers. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional Common Units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Also, due to our relationship with Noble, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to the financial condition of Noble or adverse changes in Noble’s credit ratings. Any material limitation on our ability to access capital as a result of such adverse changes to Noble could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes affecting Noble could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, or could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
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
The construction of additions or modifications to our existing systems and the expansion into new production areas to service Noble or our third-party customer involve numerous regulatory, environmental, political and legal uncertainties beyond our control, may require the expenditure of significant amounts of capital, and we may not be able to construct in certain locations due to setback requirements or expand certain facilities that are deemed to be part of a single source. Regulations clarifying how oil and gas production facility emissions must be aggregated under the CAA permitting program were finalized in June 2016. This action clarified certain permitting requirements, yet could still impact permitting and compliance costs. Moreover, Colorado has its own test for aggregating emission sources, and aggressive application of state preconstruction permitting requirements could result in delays and additional costs for midstream construction projects. Financing may not be available on economically acceptable terms or at all. As we build infrastructure to meet our customers’ needs, we may not be able to complete such projects on schedule, at the budgeted cost or at all.
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
Pipelines that transport crude oil in interstate commerce are, among other things, subject to rate regulation by the FERC, unless such rate requirements are waived. We have received a waiver of the FERC’s tariff requirements for all of these crude oil gathering systems listed above. These temporary waivers are subject to revocation in certain circumstances. We are required to inform the FERC of any change in circumstances upon which the waivers were granted. Should the circumstances change, the FERC could find that transportation on these systems no longer qualify for a waiver. FERC could, either at the request of other entities or on its own initiative, assert that some or all of our pipelines no longer qualify for a waiver. In the event that the FERC were to determine that these crude oil gathering systems no longer qualified for the waiver, we would likely be required to comply with the tariff and reporting requirements, including filing a tariff with the FERC and providing a cost justification for the applicable transportation rates, and providing service to all potential shippers, without undue discrimination. A revocation of the temporary waivers for these pipelines could adversely affect the results of our revenues.
We may be required to respond to requests for information from government agencies, including compliance audits conducted by the FERC.
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on our FERC jurisdictional pipelines that have tariffs on file, including White Cliffs Pipeline, EPIC Y-Grade, EPIC Crude and the gathering systems listed above in the event the temporary waivers do not remain in effect, and any other natural gas or liquids pipeline that is determined to be under the jurisdiction of the FERC. Pipelines may utilize the FERC oil pipeline indexing methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index. The FERC’s establishment of a just and reasonable rate, including the determination of the oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes (“ADIT”). The FERC’s oil pipeline index is reviewed every five years. On March 15, 2018, as clarified on July 18, 2018, the FERC issued a Revised Policy Statement on Treatment of Income Taxes (“Revised Policy Statement”) stating, among other things, that it will no longer permit master limited partnerships to recover an income tax allowance in their cost-of-service-rates. To the extent a regulated entity is permitted to include an income tax allowance in its cost-of-service, the FERC directed entities to calculate the income tax allowance at the reduced 21% maximum corporate tax rate established by the Tax Cuts and Jobs Act of 2017. Further, should such regulated entity not include an income tax allowance in their cost-of-service rates, such entity may also elect to exclude the ADIT balance from the rate calculation. The impacts of the Revised Policy Statement and the Tax Cuts and Jobs Act of 2017 on the costs of FERC-regulated oil and NGL pipelines will be reflected in the FERC’s next five-year review of the oil pipeline index, which will be initiated in 2020 to generate the index level to be effective July 1, 2021. Accordingly, if any of our waivers are revoked, the FERC’s Revised Policy Statement may result in an adverse impact on our revenues associated with the transportation and storage if we are required to set and charge cost-based rates in the future, including indexed rates.
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
Changes to existing pipeline safety regulations may result in increased operating and compliance costs. For example, in October 2019, PHMSA published three final rules that create or expand reporting , inspection, maintenance, and other pipeline safety obligations. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations.
PHMSA is working on two additional rules related to gas pipeline safety that are expected to modify pipeline repair criteria and extend regulatory safety requirements to certain gathering lines in rural areas. These additional rulemakings are expected to be effective by mid-2020. The adoption of these or other regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
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
During first quarter 2019, SB 181 was passed by the State Legislature. On April 16, 2019, the Governor signed the bill into law. The legislation makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the COGCC to prioritize public health and environmental concerns in its decisions, instructing the COGCC to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and other groups have sought a cessation of permit issuances entirely until the COGCC publishes new rules in keeping with SB 181. Additionally, activist groups have submitted new ballot proposals for the 2020 election year, including proposals for increased drilling setbacks and increased bonding requirements.
Nevertheless, at this time, we are not aware of any significant changes to Noble’s or other third-party customers’ development plans. However, if additional regulatory measures are adopted, Noble and other third-party customers in Colorado could experience delays and/or curtailment in the permitting or pursuit of their exploration, development, or production activities.
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
Our operations also pose risks of environmental liability due to leakage, migration, releases or spills to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, the trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting the amount of cash we have available for distribution. For example, in June 2015, the EPA and the Corps, issued a final rule under the CWA, defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the United States. Following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule, also known as the Clean Water Rule. Most recently, in September 2019, the EPA and Corps rescinded the 2015 Clean Water Rule. Legal challenges have occurred for both the 2015 rule and the 2019 rescission. Therefore, the scope of jurisdiction under CWA is uncertain at this time. To the extent a rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. See Items 1. and 2. Business and Properties – Regulations.
Our and our customers’ operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Following the change in presidential administrations, there have been attempts to modify certain of these regulations, and litigation is ongoing.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020. The adoption and implementation of new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
Concern over the threat of climate change may also result in political action deleterious to our interests. For example, various pledges to curtail oil and gas operations have been made by candidates running for the Democratic nomination for President of the United States in 2020. Separately, increased attention to climate change risks has increased the possibility of claims brought by public and private entities against oil and gas companies in connection with their GHG emissions. While courts have generally declined to assign direct liability for climate change to large sources of GHG emissions, new claims for damages and increased government scrutiny, especially from state and local governments, will likely continue. Moreover, to the extent societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations or our customers’ exploration and production operations, which in turn could affect demand for our services. See Items 1. and 2. Business and Properties – Regulations.
Certain plant or animal species are or could be designated as endangered or threatened, which could have a material impact on our and Noble’s operations.
The ESA restricts activities that may affect endangered or threatened species or their habitats. Many states have analogous laws designed to protect endangered or threatened species. Such protections, and the designation of previously undesignated species under such laws, may affect our and Noble’s operations by imposing additional costs, approvals and accompanying delays. For example, the Bureau of Land Management has deferred the sale of leases on certain lands due to concerns about protections for the greater sage grouse, a species that, while not currently listed, has been the subject of long-term and recently renewed calls for protection under the ESA.
A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our operating expenses to increase, limit the rates we charge for certain services and decrease the amount of cash we have available for distribution.
Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from regulation as a natural gas company by FERC under the NGA. Although the FERC has not made a formal determination with respect to the facilities we consider to be natural gas gathering pipelines, we believe that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the Natural Gas Policy Act, or NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.
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
We do not own in fee some of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.
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
We depend on the services of a relatively small group of our General Partner’s senior management. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our General Partner’s senior management, including Brent J. Smolik, our Chief Executive Officer, Thomas W. Christensen, our Chief Financial Officer, Robin H. Fielder, our Chief Operating Officer, Phillip S. Welborn, our Chief Accounting Officer, and Aaron G. Carlson, our General Counsel and Secretary could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
We have exposure to increases in interest rates. As of December 31, 2019, $595 million and $900 million were outstanding under our revolving credit facility and term loan credit facility, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $9.5 million increase in interest expense for the year ended December 31, 2019. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
Noble directly owns an aggregate 62.6% limited partner interest in us. In addition, Noble owns and controls our General Partner. Although our General Partner has a duty to manage us in a manner that is not adverse to the interests of our partnership, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Noble. Conflicts of interest may arise between Noble and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the General Partner may favor its own interests and the interests of its affiliates, including Noble, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•	our General Partner will determine which costs incurred by it are reimbursable by us;

•	our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;

•
our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;

•	our General Partner may exercise its right to call and purchase all of the Common Units not owned by it and its affiliates if it and its affiliates own more than 80% of the Common Units;

•	our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates, including our gathering agreements with Noble, the ROFR and ROFO; and

•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.
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
Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2⁄3% of the outstanding units, including any units owned by our General Partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our General Partner. Noble currently owns 62.6% of our total outstanding Common Units. As a result, our public unitholders do not have limited ability to remove our General Partner.
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
Noble currently holds 56,447,616 Common Units. Additionally, we have agreed to provide Noble with registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the Common Units or on any trading market that may develop.
Our General Partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.
Our partnership agreement permits the General Partner to reduce available cash by establishing cash reserves for the proper conduct of our business, (including reserves for future capital expenditures and for our anticipated future credit needs) to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to unitholders.
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
If at any time our General Partner and its affiliates own more than 80% of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the Common Units held by unaffiliated persons at a price not less than their then current market price. As a result, our unitholders may be required to sell their Common Units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. Our General Partner and its affiliates currently own approximately 62.6% of our Common Units (excluding any Common Units owned by the directors and executive officers of our General Partner and certain other individuals as selected by our General Partner under our directed unit program).
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
The exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore,

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our partnership agreement to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws. This exclusive forum provision may limit the ability of a limited partner to commence litigation in a forum that the limited partner prefers, or may require a limited partner to incur additional costs in order to commence litigation in Delaware, each of which may discourage such lawsuits against us or our general partner’s directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.
If any person brings any of the aforementioned claims, suits, actions or proceedings (including any claims, suits, actions or proceedings arising out of this offering) and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. In addition, our partnership agreement provides that each limited partner irrevocably waives the right to trial by jury in any such claim, suit, action or proceeding. However, such waiver of the right to trial by jury does not impact the ability of a limited partner to make a claim under either federal or state law. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such claims, suits, actions or proceedings. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers.
Our partnership agreement provides that unitholders irrevocably waive the right to trial by jury in any claim, suit, action or proceeding under either state or federal laws, including any claim under U.S. federal securities laws, which could result in less favorable outcomes to unitholders in any such action.
Our partnership agreement provides that unitholders irrevocably waive the right to trial by jury for any claims, suits, actions or proceedings under either state or federal laws, including any claim under U.S. federal securities laws. Regardless, such waiver of the right to trial by jury does not impact the ability of a unitholder to make a claim under either federal or state law. The waiver of the right to a jury trial is not intended to be deemed a waiver by a unitholder with respect to the Partnership’s compliance with U.S. federal securities laws and the rules and regulations promulgated thereunder. If the Partnership or one of its unitholders opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable state and federal laws. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the United States Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern our partnership agreement.
If a unitholder brings a claim in connection with matters arising under our partnership agreement, including claims under U.S. federal securities laws, such unitholder may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits. If a lawsuit is brought by a unitholder under our partnership agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in a different outcome than a trial by jury, including results that could be less favorable to the unitholder(s) bringing such lawsuit.
Nasdaq does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
Our Common Units are listed on Nasdaq. Because we are a publicly traded limited partnership, Nasdaq does not require us to have a majority of independent directors on our General Partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional Common Units or other securities, including to affiliates, will not be subject to Nasdaq’s shareholder approval rules that apply to a corporation. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of Nasdaq’s corporate governance requirements.

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
Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our Common Units.
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
Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. If the IRS makes an audit adjustment to our partnership tax return, to the extent possible under the new rules our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted partnership tax return. Although our General Partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If, as a result of any such adjustment, we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the current unitholders did not own Common Units in us during the tax year under audit.
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
If our unitholders sell Common Units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those Common Units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the Common Units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such Common Units at a price greater than its tax basis in those Common Units, even if the price received is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Tax-exempt entities face unique tax issues from owning our Common Units that may result in adverse tax consequences to them.
Investment in Common Units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business cannot aggregate losses from one unrelated trade or business to offset income from another to reduce total unrelated business taxable income. As a result, for the years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in us to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax exempt entities should consult a tax advisor before investing in our Common Units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.
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
Item 4.  Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On December 16, 2019, acting pursuant to authorization from the Board of our General Partner, we provided notice to the New York Stock Exchange (“NYSE”) of our intent to voluntarily withdraw the principal listing of our Common Units representing limited partner interests, from the NYSE and transfer the listing to Nasdaq. Our Common Units were voluntarily delisted effective as of the close of trading on December 27, 2019, and trading commenced on Nasdaq at market open on December 30, 2019. Our Common Units continue to trade under the symbol “NBLX”.
As of December 31, 2019, our units were held by 19 holders of record. The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of December 31, 2019, Noble owned 56,447,616 of our Common Units, which represent a 62.6% limited partner interest in us.
Securities Authorized for Issuance Under Equity Compensation Plans
In 2016, the board of directors of our General Partner adopted the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP”), which permits the issuance of up to 1,860,000 Common Units. See Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation for information regarding our equity compensation plan as of December 31, 2019.
The following table summarizes information regarding the number of Common Units that are available for issuance under our LTIP as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	1,630,638
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,630,638
Distributions of Available Cash
General
Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash to unitholders of record on the applicable record date. On January 23, 2020, the Board of our General Partner declared a quarterly cash distribution of $0.6878 per limited partner unit. The distribution will be paid on February 14, 2020, to unitholders of record on February 4, 2020.
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our General Partner to:

•	provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions and for anticipated future credit needs);

•
comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which we or any of our subsidiaries is a party or by which we or such subsidiary is bound or we or such subsidiary’s assets are subject; or

•
provide funds for distributions to our unitholders and to our General Partner for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for distributions pursuant to this bullet point if the effect of such reserves will prevent us from distributing $0.375);

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
Simplification of Incentive Distribution Rights
On November 14, 2019, all of the IDRs were converted into Common Units as part of the Drop-Down and Simplification Transaction.
Conversion of Subordinated Units
On April 25, 2019, the Board of our General Partner declared a quarterly cash distribution of $0.6132 per unit for the quarter ended March 31, 2019. The distribution was paid on May 13, 2019 to unitholders of record as of the close of business on May 6, 2019. Upon payment of such distribution, the requirements for the conversion of all Subordinated Units were satisfied under our partnership agreement. As a result, on May 14, 2019, all 15,902,584 Subordinated Units, which were owned entirely by Noble, converted into Common Units on a one-for-one basis and thereafter have or will continue to participate on terms equal with all other Common Units in distributions from available cash.

Item 6. Selected Financial Data
Selected Financial Data for periods prior to September 20, 2016 represent the Contributed Businesses of certain of Noble’s midstream assets as the accounting Predecessor to the Partnership, presented on a carve-out basis of Noble’s historical ownership of the Predecessor. The Predecessor financial data has been prepared from the separate records maintained by Noble and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. Our consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NBL Holdings, as the acquisition of NBL Holdings by the Partnership in the Drop-Down and Simplification Transaction represented a transaction between entities under common control. The selected financial data covering the periods prior to the aforementioned transactions may not necessarily be indicative of the actual results of operations had these entities been operated together during those periods.
The information presented below should be read in conjunction with the information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes appearing in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
(in thousands, except as noted)	2019	2018	2017	2016	2015
Statements of Operations
Total Revenues	$703,801	$558,735	$289,622	$193,453	$117,878
Net Income	245,467	216,719	160,767	96,290	(88,344)
Net Income Attributable to Noble Midstream Partners LP	159,996	162,734	140,572	28,458	N/A

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$3.09	$3.96	$4.10	$0.89	N/A
Subordinated Units	3.86	3.96	4.10	0.89	N/A
Cash Distributions Declared per Limited Partner Unit	2.6144	2.1913	1.8113	0.4333	N/A

Balance Sheet
Cash and Cash Equivalents	$12,676	$14,761	$20,090	$57,443	$30,299
Total Property, Plant and Equipment, Net	1,762,957	1,570,923	821,962	380,310	352,764
Investments	660,778	82,317	80,461	11,151	12,279
Intangible Assets, Net	277,900	310,202	—	—	—
Goodwill	109,734	109,734	—	—	—
Total Assets	2,926,082	2,192,178	1,038,465	537,430	481,853
Long-Term Debt	1,495,679	559,021	85,000	—	—
Total Liabilities	1,665,221	705,623	251,806	50,368	61,674
Mezzanine Equity	106,005	—	—	—	—
Total Equity	1,154,856	1,486,555	786,659	487,062	420,179

Throughput and Crude Oil Sales Volumes
Crude Oil Sales Volumes (Bbl/d)	9,354	6,129	—	—	—
Crude Oil Gathering Volumes (Bbl/d)	231,963	177,127	69,249	45,236	33,977
Natural Gas Gathering Volumes (MMBtu/d)	631,760	387,804	244,940	180,262	100,298
Total Barrels of Oil Equivalent (Boe/d)	322,312	232,974	100,652	68,347	46,836
Natural Gas Processing Volumes (MMBtu/d)	50,039	61,766	49,531	42,269	11,735
Produced Water Gathering Volumes (Bbl/d)	188,515	121,215	37,365	10,592	5,198
Fresh Water Services Volumes (Bbl/d)	164,524	175,754	155,990	94,227	51,980

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a narrative about our business from the perspective of our management. Our MD&A is presented in the following major sections:

•	Executive Overview;

•	Operating Outlook;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies and Estimates.
MD&A is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule,” “strategy,” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under “Disclosure Regarding Forward-Looking Statements” in this Form 10-K.
EXECUTIVE OVERVIEW
Overview
We are a growth-oriented Delaware master limited partnership formed in December 2014 by our Parent, Noble, to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin in Colorado and the Delaware Basin in Texas. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts, as well as purchase crude oil from producers and sell crude oil to customers at various delivery points. Our business activities are conducted through four reportable segments: Gathering Systems (primarily includes crude oil gathering, natural gas gathering and processing, produced water gathering and crude oil sales), Fresh Water Delivery, Investments in Midstream Entities and Corporate. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services.
We are Noble’s primary vehicle for its midstream operations in the onshore United States. We believe that our diverse midstream infrastructure assets and our relationship with Noble position us as a leading midstream service provider.
2019 Initiatives and Results
During 2019, our activities were focused on positioning the Partnership for sustainable, long-term cash flows through the following initiatives:
Developing Strategic Relationships Our strategic relationships, including with Saddlehorn, in the DJ Basin, and with EPIC Y-Grade, EPIC Crude Holdings, and Delaware Crossing in the Delaware Basin, resulted in expansion of our long-haul business downstream of our gathering systems and an increase in dedications.
Improving Cost Structure Despite record throughput, capital expenditures trended below our expectations for the year, due to consistent cost focus, utilization of existing infrastructure, and to a lesser extent, the timing of customer activity. Cost savings initiatives included project scope and design optimization and more efficient construction processes as well as an enhanced contracting strategy.
Expanding our Third-party Business We significantly increased midstream services revenues, particularly in the DJ Basin, through additional well connections to existing customers and adding new customers to our systems.
Managing Liquidity We utilized a new term loan facility, preferred equity commitment and common unit offerings to provide liquidity while executing our growth opportunities, including the entry into multiple new partnerships.
Returning Value to Unit Holders While executing our growth opportunities, we were able to provide consistent quarterly distribution increases to our unitholders.
Increasing Alignment and Operational Synergies with Noble Through the Drop-Down and Simplification Transaction, we simplified our relationship with Noble through the elimination of IDRs and the acquisition of the remaining ownership interest in our DevCos as well as gained additional midstream assets.
Specifically, we accomplished the following significant transactional and financial results for the year ended December 31, 2019.

Significant Transactional Highlights Include:

•	completed the Drop-Down and Simplification Transaction;

•	completed the formation of Delaware Crossing;

•	closed options to acquire interests in EPIC Y-Grade and EPIC Crude;

•	secured equity commitment and issued preferred equity to GIP CAPS Dos Rios Holding Partnership, L.P. (“GIP”);

•	entered into an additional term loan credit facility that permitted aggregate borrowing up to $400 million; and

•	extended the borrowing capacity of our revolving credit facility to $1.15 billion.
Significant Financial Highlights Include:

•	net income of $245.5 million, an increase of 13% as compared with 2018;

•	net cash provided by operating activities of $385.1 million, an increase of 41% as compared with 2018;

•	Adjusted EBITDA (non-GAAP financial measure) of $385.9 million, an increase of 18% as compared with 2018;

•	Adjusted EBITDA (non-GAAP financial measure) attributable to the partnership of $254.6 million, an increase of 14% as compared with 2018; and

•	distributable cash flow (non-GAAP financial measure) of $213.4 million, an increase of 17% as compared with 2018.
For additional information regarding our non-GAAP financial measures, see Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.
OPERATING OUTLOOK
2019 Development Project Updates
DJ Basin
In the Greeley Crescent IDP area, we commenced construction on the trunkline extensions supporting future produced water gathering and fresh water delivery services. During the year, we connected 72 wells in Greeley Crescent IDP for two stream gathering services and delivered fresh water to 70 wells.
In the Black Diamond dedication area, we progressed the Milton Phase I Terminal expansion project that increased outlet pumping capacity and we installed new oil gathering infrastructure for upcoming well connections from third-party producers. During the year, we connected 260 third-party wells to the Black Diamond gathering system. Black Diamond added a long-term oil gathering dedication from a third-party customer. The dedication increased Black Diamond dedicated acres by approximately 85,000 acres, or 54%.
In the Mustang IDP area, we extended infrastructure for crude oil, natural gas and produced water gathering systems to facilitate further development and support future well connections. We also completed additional natural gas offload capacity to facilitate future growth from the area. During the year, we connected 56 wells to the Mustang gathering system.
In the Wells Ranch IDP area, we commenced construction on extensions of gathering infrastructure to support future well connections. During the year, we connected and delivered fresh water to 42 wells.
In the East Pony IDP area, we connected and delivered fresh water to 22 wells during the year.
Delaware Basin
In the Permian, we connected 13 sponsored wells and six third-party wells to our gathering systems. We are now connected to 151 sponsor and 15 third-party wells. We also plan to add further compression capacity to our CGFs during 2020.
Saddlehorn Transportation Commitment and Investment Option
During 2019, Black Diamond entered into a strategic relationship with Saddlehorn. Saddlehorn is jointly owned by affiliates of Magellan, Plains and Western Midstream. The Saddlehorn pipeline is currently capable of transporting approximately 190 MBbl/d of crude oil and condensate from the DJ Basin and the Powder River Basin to storage facilities in Cushing, Oklahoma owned by Magellan and Plains. With the recent successful open season, the Saddlehorn pipeline will be expanded by 100 MBbl/d, to a new total capacity of 290 MBbl/d. The higher capacity is expected to be available in late 2020 following the addition of incremental pumping and storage capabilities.
As part of the strategic relationship, Black Diamond and Noble entered into long-term firm transportation commitments with Saddlehorn. See Item 8. Financial Statements and Supplementary Data – Note 15. Commitments and Contingencies. Black Diamond received an option to acquire an ownership interest of up to 20% in Saddlehorn. Black Diamond’s investment option was scheduled to expire in April 2020. In February 2020, Black Diamond exercised its option, effective February 1, 2020, and acquired the 20% ownership interest for $155 million, or $84 million net to the Partnership. After Black Diamond’s purchase, with Magellan and Plains each selling a 10% interest, Magellan and Plains each own a 30% membership interest and Black

Diamond and Western Midstream each own a 20% membership interest in Saddlehorn. Magellan continues to serve as operator of the Saddlehorn pipeline. The Partnership funded its share of the transaction price with available cash and a draw under its revolving credit facility.
2020 Capital Program
Organic Capital Program
Our 2020 organic capital program will accommodate a net investment level of approximately $190 to $230 million. The Partnership has lowered previously-issued 2020 organic net capital expectations by 25% due to continued progress on sustainable costs savings, including a reduction in pipeline installation costs and improved planning and construction solutions for projects as well as better line of sight to customer activity. We will evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

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
Investment Capital Program
Our 2020 investment capital program will accommodate a net investment level, inclusive of the $84 million to acquire the 20% interest in Saddlehorn, of approximately $220 to $260 million. The partnership has increased previously-issued 2020 investment capital guidance due to scope changes and phasing of investments from 2019 to 2020 as well as factoring higher cost assumptions to complete the projects.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics, each as described in more detail below, to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include:

•	throughput volumes (Gathering Systems and Fresh Water Delivery reportable segments);

•	operating costs and expenses;

•	Adjusted EBITDA (non-GAAP financial measure);

•	distributable cash flow (non-GAAP financial measure); and

•	capital expenditures.
RESULTS OF OPERATIONS
Results of operations were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Revenues
Midstream Services — Affiliate	$417,835	$338,747	$271,269
Midstream Services — Third Party	96,194	78,498	18,353
Crude Oil Sales — Third Party	189,772	141,490	—
Total Revenues	703,801	558,735	289,622
Costs and Expenses
Cost of Crude Oil Sales	181,390	136,368	—
Direct Operating	116,675	95,852	67,832
Depreciation and Amortization	96,981	79,568	22,990
General and Administrative	25,777	25,910	14,792
Other Operating (Income) Expense	(488)	2,159	—
Total Operating Expenses	420,335	339,857	105,614
Operating Income	283,466	218,878	184,008
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	16,236	10,447	1,603
Investment Loss (Income)	17,748	(16,289)	(6,334)
Total Other Expense (Income)	33,984	(5,842)	(4,731)
Income Before Income Taxes	249,482	224,720	188,739
Tax Provision	4,015	8,001	27,972
Net Income	245,467	216,719	160,767
Less: Net Income Prior to the Drop-Down and Simplification Transaction	12,929	27,843	(2,869)
Net Income Subsequent to the Drop-Down and Simplification Transaction	232,538	188,876	163,636
Less: Net Income Attributable to Noncontrolling Interests	72,542	26,142	23,064
Net Income Attributable to Noble Midstream Partners LP	$159,996	$162,734	$140,572

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$254,586	$223,144	$156,526

Distributable Cash Flow(1) of Noble Midstream Partners LP	$213,442	$182,024	$136,156

(1)
Adjusted EBITDA and Distributable Cash Flow are not defined in GAAP and should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP. For additional information regarding our non-GAAP financial measures, see — Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

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
Our customers have dedicated acreage to us based on the services we provide. Our commercial agreements with Noble provide that, in addition to our existing dedicated acreage, any future acreage that is acquired by Noble in the IDP areas, and that is not subject to a pre-existing third-party commitment, will be included in the dedication to us for midstream services.
Throughput and crude oil sales volumes related to our Gathering Systems reportable segment and throughput volumes related to our Fresh Water Delivery reportable segment were as follows:

	Year Ended December 31,
	2019	2018	2017
DJ Basin
Crude Oil Sales Volumes (Bbl/d)	9,354	6,129	—
Crude Oil Gathering Volumes (Bbl/d)	182,121	143,095	61,864
Natural Gas Gathering Volumes (MMBtu/d)	476,605	308,929	228,768
Natural Gas Processing Volumes (MMBtu/d)	50,039	61,766	49,531
Produced Water Gathering Volumes (Bbl/d)	39,629	29,903	16,435
Fresh Water Delivery Volumes (Bbl/d)	164,524	175,754	155,990

Delaware Basin
Crude Oil Gathering Volumes (Bbl/d)	49,842	34,032	7,385
Natural Gas Gathering Volumes (MMBtu/d)	155,155	78,875	16,172
Produced Water Gathering Volumes (Bbl/d)	148,886	91,312	20,930

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	9,354	6,129	—
Crude Oil Gathering Volumes (Bbl/d)	231,963	177,127	69,249
Natural Gas Gathering Volumes (MMBtu/d)	631,760	387,804	244,940
Total Barrels of Oil Equivalent (Boe/d)	322,312	232,974	100,652
Natural Gas Processing Volumes (MMBtu/d)	50,039	61,766	49,531
Produced Water Gathering Volumes (Bbl/d)	188,515	121,215	37,365

Total Fresh Water Delivery
Fresh Water Services Volumes (Bbl/d)	164,524	175,754	155,990

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

		Increase (Decrease) from Prior Year		Increase (Decrease) from Prior Year
(in thousands, except percentages)	2019		2018		2017
Year Ended December 31,
Gathering and Processing — Affiliate	$337,086	27%	$265,505	40%	$189,732
Gathering and Processing — Third Party	76,645	42%	54,017	626%	7,444
Fresh Water Delivery — Affiliate	77,566	12%	69,266	(9)%	75,860
Fresh Water Delivery — Third Party	12,591	(35)%	19,345	77%	10,909
Crude Oil Sales — Third Party	189,772	34%	141,490	N/M	—
Other — Affiliate	3,183	(20)%	3,976	(30)%	5,677
Other — Third Party	6,958	35%	5,136	N/M	—
Total Midstream Services Revenues	$703,801	26%	$558,735	93%	$289,622
N/M amount is not meaningful.
Revenues Trend Analysis
Revenues increased during 2019 as compared with 2018 and increased during 2018 as compared with 2017. The increases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $143.5 million during 2019 as compared with 2018 due to the following:

•
an increase of $48.3 million in crude oil sales and $17.4 million in crude oil gathering services driven by an increase in throughput volumes resulting from an increase in the number of wells connected to the Black Diamond system;

•
an increase of $54.8 million in crude oil, produced water and natural gas gathering services revenues driven by an increase in throughput volumes resulting from an increase in wells connected to our gathering systems in the Wells Ranch IDP, Greeley Crescent IDP, and Mustang IDP.

•
an increase of $43.6 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes resulting from an increase in wells connected to our gathering systems in the Delaware Basin;

partially offset by:

•	a decrease of $10.1 million in natural gas gathering and processing revenues driven by a decrease in natural gas throughput volumes in the East Pony IDP; and

•	a decrease of $7.2 million in crude oil gathering driven by a decrease in crude oil throughput volumes in the East Pony IDP.
Gathering Systems revenues increased by $267.3 million during 2018 as compared with 2017 due to the following:

•
an increase of $141.5 million in crude oil sales due to the commencement of services upon closing of Black Diamond’s and Greenfield Midstream, LLC’s (the “Greenfield Member”) acquisition of all of the issued and outstanding limited liability company interests (the “Black Diamond Acquisition”) in Saddle Butte Rockies Midstream, LLC and certain affiliates (collectively, “Saddle Butte”) from Saddle Butte Pipeline II, LLC;

•
an increase of $43.1 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from a full year of gathering services revenues and the commencement of services with a third-party customer during 2018;

•	an increase of $34.1 million in crude oil and natural gas gathering services revenues due to the commencement of services upon closing of the Black Diamond Acquisition;

•	an increase of $19.9 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Wells Ranch IDP and East Pony IDP;

•	an increase of $10.3 million in crude oil, natural gas and produced water gathering services revenues due to the commencement of services in the Mustang IDP during 2018;

•	an increase of $8.2 million in crude oil and produced water gathering services due to providing a full year of services in the Greeley Crescent IDP to an unaffiliated third party; and

•	an increase of $3.5 million in crude oil, natural gas and produced water gathering services revenue driven by rate escalations in the Wells Ranch IDP and East Pony IDP;
partially offset by:

•	a decrease of $15.0 million in produced water hauling, recycling and disposal services driven by decreased use of third-party services in the Wells Ranch IDP and East Pony IDP.
Fresh Water Delivery Fresh Water Delivery revenues increased by $1.5 million during 2019 as compared with 2018 due to the following:

•	an increase of $19.8 million in fresh water delivery revenues due to the recommencement of services in the East Pony IDP area during 2019;
substantially offset by:

•
a decrease of $18.3 million in fresh water delivery revenues in the Mustang IDP, Greeley Crescent IDP and Wells Ranch IDP driven by decreased fresh water volumes resulting from reduced well completion activity by Noble.

Fresh Water Delivery revenues increased by $1.8 million during 2018 as compared with 2017 due to the following:

•	an increase of $36.7 million in fresh water delivery revenues due to the recommencement of services in the Mustang IDP during 2018; and

•	an increase of $8.4 million in fresh water delivery revenues driven by increased fresh water volumes delivered to a third-party customer in the Greeley Crescent IDP;
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
General and Administrative Expense
Noble charges us for general and administrative services. Direct charges include a fixed fee under our omnibus agreement and compensation of our executives under our secondment agreement based on the percentage of time spent working on us.
We incur incremental general and administrative expenses attributable to being a publicly traded partnership, including expenses associated with: annual, quarterly and current reporting with the SEC; tax return and Schedule K-1 preparation and distribution; Sarbanes-Oxley Act of 2002 compliance; Nasdaq listing; independent auditor fees; legal fees; investor relations expenses; transfer agent and registrar fees; incremental salary and benefits costs of seconded employees; outside director fees; director and officer insurance coverage expenses; and compensation expense associated with the LTIP.

Costs and Expenses Trend Analysis
Costs and expenses were as follows:

		Increase (Decrease) from Prior Year		Increase from Prior Year
(in thousands, except percentages)	2019		2018		2017
Year Ended December 31,
Cost of Crude Oil Sales	$181,390	33%	$136,368	N/M	$—
Direct Operating	116,675	22%	95,852	41%	67,832
Depreciation and Amortization	96,981	22%	79,568	246%	22,990
General and Administrative	25,777	(1)%	25,910	75%	14,792
Other Operating (Income) Expense	(488)	(123)%	2,159	N/M	—
Total Operating Expenses	$420,335	24%	$339,857	222%	$105,614
N/M Amount is not meaningful
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased $45.0 million during 2019 as compared with 2018. The increase is primarily attributable to increased sales volumes resulting from an increase in the number of wells connected to the Black Diamond system.
Direct Operating Expenses Direct operating expenses increased during 2019 as compared with 2018 and increased during 2018 as compared with 2017. The increases in direct operating expenses by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expenses increased $15.9 million during 2019 as compared with 2018. The increase was primarily attributable to operating expenses associated with expanding our systems to gather increased volumes resulting from an increase in the number of wells connected in the Delaware Basin, Wells Ranch IDP, Greeley Crescent IDP, and Mustang IDP areas during 2019.
Gathering systems direct operating expenses increased $28.9 million during 2018 as compared with 2017. The increases were primarily attributable to operating expenses associated with the CGFs in the Delaware Basin that were completed during 2018, operating expenses associated with the facilities acquired in the Black Diamond Acquisition, and operating expenses associated with the commencement of gathering services in the Mustang IDP during 2018.
Fresh Water Delivery Fresh Water Delivery direct operating expenses increased $4.4 million during 2019 as compared with 2018 primarily due to operating expenses associated with the recommencement of services in the East Pony IDP area.
Fresh Water Delivery direct operating expenses decreased $1.7 million during 2018 as compared with 2017 primarily due to decreased volumes resulting from the timing of well completion activity by Noble in the Wells Ranch and East Pony IDP areas and decreased use of third-party services.
Corporate Corporate direct operating expenses increased $0.5 million during 2019 as compared with 2018 and $0.9 million during 2018 as compared with 2017 primarily due to increased insurance expense.
Depreciation and Amortization Depreciation and amortization expense increased during 2019 as compared with 2018 and increased during 2018 as compared with 2017. The increases by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $17.1 million during 2019 as compared with 2018 primarily due to assets placed in service in 2019. Assets placed in service were associated with the Mustang gathering system, the expansion of the Delaware Basin infrastructure, and the continued development of the Black Diamond system.
Gathering Systems depreciation and amortization expense increased $56.6 million during 2018 as compared with 2017 primarily due to assets placed in service in 2018. Assets placed in service were associated with the expansion of the Wells Ranch CGF and gathering system, construction of the Greeley Crescent gathering system, construction of the Delaware Basin CGFs, and assets acquired in the Black Diamond Acquisition. Additionally, depreciation and amortization expense includes the amortization of intangible assets that consist of customer contracts and relationships acquired in the Black Diamond Acquisition.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during 2019 as compared with 2018 as a substantial portion of the assets placed in service during 2019 were placed in service during fourth quarter 2019. Fresh Water Delivery depreciation and amortization expense remained consistent during 2018 as compared with 2017 as fresh water delivery assets in service remained consistent.

General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment. General and administrative expense remained consistent during 2019 as compared with 2018. The increase in transaction expenses incurred in connection with the Drop-Down and Simplification Transaction were offset by transactions expenses incurred in connection with the Black Diamond acquisition.
General and administrative expense increased $11.1 million during 2018 as compared with 2017. The increase is primarily related to legal and financial advisory transaction expenses associated with the Black Diamond Acquisition as well as other professional fees. Transaction expenses associated with the Black Diamond Acquisition during 2018 were approximately $6.8 million. See Item 8. Financial Statements and Supplementary Data – Note 4. Offerings and Acquisition.
Other Operating Expense (Income) Other operating expense (income) is recorded within our Gathering Systems reportable segment. Other operating expenses incurred during 2018 include losses on the sale of crude oil inventory as well as the net impairment related to a damaged asset.
Other Expense (Income) Trend Analysis

		Increase (Decrease) from Prior Year		Increase from Prior Year
(in thousands)	2019		2018		2017
Year Ended December 31,
Interest Expense	$33,723	100%	$16,863	308%	$4,130
Capitalized Interest	(17,487)	173%	(6,416)	154%	(2,527)
Interest Expense, Net	16,236	55%	10,447	552%	1,603
Investment Loss (Income)	17,748	(209)%	(16,289)	157%	(6,334)
Total Other Expense (Income)	$33,984	(682)%	$(5,842)	23%	$(4,731)
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facilities. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment for our construction-in-progress balances as of December 31, 2019 and 2018 and See Item 8. Financial Statements and Supplementary Data – Note 6. Investments.
Interest expense increased $16.9 million during 2019 as compared with 2018. The increase was primarily due to increased outstanding long-term debt during 2019 as compared with 2018, partially offset by a decrease in interest rates. Capitalized interest increased $11.1 million during 2019 as compared with 2018, primarily attributable to capitalized interest associated with our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude during 2019.
Interest expense increased $12.7 million during 2018 as compared with 2017. The increase was primarily due to increased outstanding long-term debt during 2018 as compared with 2017. During 2018, we utilized proceeds from long-term debt to fund portions of our construction activities and the Black Diamond Acquisition. In addition, interest rates increased during 2018. Capitalized interest increased $3.9 million during 2018 as compared with 2017 due to an increase in construction-in-progress during 2018 as compared with 2017.
Investment Loss (Income)
Investment income is recorded within our Investments in Midstream Entities reportable segment. Investment income decreased $34.0 million during 2019 as compared with 2018 primarily driven by losses from the Delaware Crossing, EPIC Y-Grade and EPIC Crude investments attributable to expenses incurred in connection with the formation of the entities as well as general and administrate expenses incurred prior to service commencement. Earnings from Advantage also decreased in 2019 as compared to 2018 resulting from decreased crude oil throughput.
Investment income increased $10.0 million during 2018 as compared with 2017 due to higher earnings from our investment in Advantage resulting from increased crude oil throughput volumes during 2018 as compared with 2017 as well as a full period of activity from Advantage which closed during second quarter 2017.

Income Tax Provision
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin and we recorded a de minimis state tax provision for the years ended December 31, 2019 and December 31, 2018. For periods prior to the Drop-Down and Simplification Transaction, our consolidated financial statements include a provision for tax expense on income related to the assets contributed to the Partnership. See Item 8. Financial Statements and Supplementary Data – Note 16. Income Taxes for a discussion of the changes in our income tax provision and effective tax rates.
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
As a result of our increased investment in midstream entities, we have refined our presentation of Adjusted EBITDA to adjust for certain items with respect to our equity method investments. We now define Adjusted EBITDA as net income before income taxes, net interest expense, depreciation and amortization, transaction expenses, unit-based compensation and certain other items that we do not view as indicative of our ongoing performance. Additionally, Adjusted EBITDA reflects the adjusted earnings impact of our equity method investments by adjusting our equity earnings or losses from our equity method investments to reflect our proportionate share of the EBITDA of such equity method investments. The table below also reflects Adjusted EBITDA prior to Drop-Down and Simplification Transaction. Prior period Adjusted EBITDA has been reclassified to conform to the current period presentation.
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
As a result of our increased investment in midstream entities, we have refined our presentation of distributable cash flow to adjust for certain items with respect to our equity method investments. We now define distributable cash flow as Adjusted EBITDA plus distributions received from our equity method investments less our proportionate share of Adjusted EBITDA from such equity method investments, estimated maintenance capital expenditures and cash interest paid. The table below also reflects Adjusted EBITDA prior to Drop-Down and Simplification Transaction. Prior period distributable cash flow has been reclassified to conform to the current period presentation.
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
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(in thousands)	2019	2018	2017
Reconciliation from Net Income
Net Income	$245,467	$216,719	$160,767
Add:
Depreciation and Amortization	96,981	79,568	22,990
Interest Expense, Net of Amount Capitalized	16,236	10,447	1,603
Tax Provision	4,015	8,001	27,972
Transaction and Integration Expenses	6,338	7,601	—
Proportionate Share of Equity Method Investment EBITDA Adjustments	16,160	1,700	2,017
Unit-Based Compensation and Other	751	2,392	790
Adjusted EBITDA	385,948	326,428	216,139
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification Transaction	26,629	49,832	35,120
Adjusted EBITDA Subsequent to Drop-Down and Simplification Transaction	359,319	276,596	181,019
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	104,733	53,452	24,493
Adjusted EBITDA Attributable to Noble Midstream Partners LP	254,586	223,144	156,526
Add:
Distribution from Equity Method Investments	10,135	9,219	—
Less:
Proportionate Share of Equity Method Investment Adjusted EBITDA	(6,275)	13,580	3,796
Cash Interest Paid	32,984	16,320	3,734
Maintenance Capital Expenditures	24,570	20,439	12,840
Distributable Cash Flow of Noble Midstream Partners LP	$213,442	$182,024	$136,156

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(in thousands)	2019	2018	2017
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$385,143	$273,687	$196,362
Add:
Interest Expense, Net of Amount Capitalized	16,236	10,447	1,603
Changes in Operating Assets and Liabilities	(4,165)	33,320	14,742
Transaction and Integration Expenses	6,338	7,601	—
Equity Method Investment EBITDA Adjustments	(16,413)	4,361	3,796
Other Adjustments	(1,191)	(2,988)	(364)
Adjusted EBITDA	385,948	326,428	216,139
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification Transaction	26,629	49,832	35,120
Adjusted EBITDA Subsequent to Drop-Down and Simplification Transaction	359,319	276,596	181,019
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	104,733	53,452	24,493
Adjusted EBITDA Attributable to Noble Midstream Partners LP	254,586	223,144	156,526
Add:
Distribution from Equity Method Investments	10,135	9,219	—
Less:
Proportionate Share of Equity Method Investment Adjusted EBITDA	(6,275)	13,580	3,796
Cash Interest Paid	32,984	16,320	3,734
Maintenance Capital Expenditures	24,570	20,439	12,840
Distributable Cash Flow of Noble Midstream Partners LP	$213,442	$182,024	$136,156

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
Our primary sources include cash generated from operations, borrowings under our revolving credit facility, and equity or debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions. We do not have any commitment from Noble or our General Partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, to fund acquisitions and our expansion capital expenditures.
During 2019, we utilized external financing sources to fund portions of our construction activities, capital contributions to our investments and cash consideration for the Drop-Down and Simplification Transaction. See Item 8. Financial Statements and Supplementary Data – Note 4. Offerings and Acquisition and Item 8. Financial Statements and Supplementary Data – Note 6. Investments.
Available Liquidity
Our operating cash flows are a significant source of liquidity. Additional sources of funding were available through debt and equity financing activities, as described below. Year-end liquidity was as follows:

	December 31,
(in thousands)	2019	2018	2017
Cash, Cash Equivalents, and Restricted Cash (1)	$12,726	$15,712	$57,595
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	555,000	740,000	265,000
Available Liquidity	$567,726	$755,712	$322,595

(1)	See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation.

(2)	See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
Revolving Credit Facility and Term Loan Credit Facility
Our revolving credit facility is available to fund working capital requirements, acquisitions and expansion capital expenditures. In 2019, we utilized our revolving credit facility to fund our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude and a portion of the cash consideration in the Drop-Down and Simplification Transaction. On December 13, 2019, we exercised the $350 million accordion feature on the revolving credit facility and increased the capacity from $800 million to $1.15 billion. As of December 31, 2019, $595 million was outstanding under our revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
On August 23, 2019, we entered into an additional three-year senior unsecured term loan credit facility that permits aggregate borrowings of up to $400 million. Proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility and pay fees and expenses in connection with the term loan credit facility transactions. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
Preferred Equity
On March 25, 2019, we secured the GIP preferred equity commitment totaling $200 million. During 2019, preferred equity proceeds totaled $100 million and we incurred offering costs of $3.4 million. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions precedent. Proceeds from the preferred equity were utilized to repay a portion of outstanding borrowings under our revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 4. Offerings and Acquisition.
2019 Private Placement
On November 14, 2019, we completed the 2019 Private Placement and sold 12,077,295 Common Units for gross proceeds of approximately $250 million. Net proceeds totaled approximately $242.9 million, after deducting offering expenses of approximately $7.1 million. Proceeds from the 2019 Private Placement were utilized to fund a portion of the cash consideration for the Drop-Down and Simplification Transaction. See Item 8. Financial Statements and Supplementary Data – Note 4. Offerings and Acquisition.

Cash Flows
Summary cash flow information was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Total Cash Provided By (Used in)
Operating Activities	$385,143	$273,687	$196,362
Investing Activities	(872,593)	(1,268,488)	(381,745)
Financing Activities	484,464	952,918	185,535
(Decrease) Increase in Cash and Cash Equivalents	$(2,986)	$(41,883)	$152
Operating Activities Net cash provided by operating activities increased during 2019 as compared with 2018 primarily due to an increase of net income driven by increased revenues resulting from higher throughput volumes due to expansion of existing systems and providing services to new areas and customers. The increase in revenues was partially offset by an increase in direct operating expenses.
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
Investing Activities Cash used in investing activities decreased during 2019 as compared with 2018 primarily due to the Black Diamond Acquisition and increased additions to property, plant and equipment during 2018 related to construction of the Mustang gathering system, expansion of the Mustang fresh water delivery system and construction of the Delaware Basin CGFs.
The decrease was partially offset by our additions to investments during 2019 due to our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude.
Cash used in investing activities increased during 2018 as compared with 2017 primarily driven by the Black Diamond Acquisition. Additions to property, plant and equipment were also higher in 2018 due to construction of the Mustang gathering system, expansion of the Mustang fresh water delivery system and construction of the Delaware Basin CGFs.
Financing Activities Cash provided by financing activities decreased during 2019 as compared with 2018 primarily due to the distribution to Noble for the Drop-Down and Simplification Transaction, a decrease in contributions from noncontrolling interest holders and an increase in distributions to unitholders. The decrease was partially offset by an increase in net long-term borrowings, proceeds from the preferred equity issuance and other equity offerings.
Cash provided by financing activities increased during 2018 as compared with 2017. The increase was primarily due to increased net long-term debt borrowings and increased contributions from noncontrolling interest owners, which included the contribution from Greenfield Member to fund the Black Diamond Acquisition.
Off-Balance Sheet Arrangements
As of December 31, 2019, our material off-balance sheet arrangements that we have entered into include our transportation commitments, undrawn letters of credit and guarantees.

Contractual Obligations
The following table summarizes certain contractual obligations as of December 31, 2019 that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes.

Obligation	Note Reference (1)	2020	2021 and 2022	2023 and 2024	2025 and Beyond	Total
(in thousands)
Long-Term Debt (2)	Note 8	$—	$900,000	$595,000	$—	$1,495,000
Long-Term Debt Interest Payments and Revolving Credit Facility Commitment Fee (3)	Note 8	45,221	66,253	3,677	—	115,151
Asset Retirement Obligations (4)	Note 9	—	—	8,461	29,381	37,842
Omnibus Fee (5)	Note 3	6,850	—	—	—	6,850
Finance Lease Obligations (6)	Note 15	—	2,005	—	—	2,005
Operating Lease Obligations (7)	Note 14	2,528	260	—	—	2,788
Purchase Obligations (8)	Note 15	4,947	—	—	—	4,947
Transportation Fees (9)	Note 15	17,961	67,296	70,552	60,809	216,618
Surface Lease Obligations (10)	Note 15	215	391	350	3,857	4,813
Total Contractual Obligations		$77,722	$1,036,205	$678,040	$94,047	$1,886,014

(1)	References are to the Notes accompanying Item 8. Financial Statements and Supplementary Data.

(2)	Long-term debt includes our revolving credit facility and term loan credit facility balances based on the maturity dates of the facilities.

(3)
Interest payments are based on the outstanding balance, scheduled maturity and interest rate in effect at December 31, 2019. The commitment fee is associated with the unused portion of the revolving credit facility and is based on the unused capacity as of December 31, 2019, $555 million, for all periods presented and assumes no borrowing capacity increases.

(4)	Asset retirement obligations are discounted.

(5)
Annual general and administrative fee we pay to Noble for certain administrative and operational support services being provided to us. The cap on the initial rate expired in September 2019 and we have commenced the annual redetermination process.

(6)	Annual capital lease payments exclude regular maintenance and operational costs.

(7)	Operating lease obligations represent non-cancelable leases for equipment used in our daily operations. Amounts have not been discounted.

(8)
Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including: fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(9)
Our transportation fees include fixed fees for the transportation of crude oil. We have entered into long-term agreements with unaffiliated third parties to satisfy a substantial portion of our transportation commitment.

(10)	Surface lease obligations represent annual payments to landowners.
In addition to the above contractual obligations, an affiliate of Black Diamond enters into agreements to purchase crude oil from producers at market-based prices. The agreements do not contain provisions regarding fixed or minimum quantities of crude oil to be purchased.
Preferred Equity We can redeem the preferred equity in whole or in part at any time for cash at a predetermined redemption price. The predetermined redemption price is the greater of (i) an amount necessary to achieve a 12% internal rate of return or (ii) an amount necessary to achieve a 1.375x multiple on invested capital. GIP can request redemption of the preferred equity following the later of the sixth anniversary of the closing or the fifth anniversary of the EPIC Crude pipeline completion date at a pre-determined base return. The preferred equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing.See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation and Note 4. Offerings and Acquisition.
Letters of Credit In the ordinary course of business, we maintain letters of credit in support of certain performance obligations of our subsidiaries. Outstanding letters of credit, including Black Diamond, totaled approximately $42.4 million at December 31, 2019.
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

Our planned expansion capital expenditures, driven primarily by Noble’s and our third-party customers’ planned well completions and production growth on our dedicated acreage, will consist primarily of well connections and gathering line additions. We expect to fund at least a portion of future expansion capital expenditures with borrowings under our revolving credit facility. We expect our maintenance capital expenditures to be funded primarily from cash flows from operations.
Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Gathering System Expenditures (1)	$257,066	$738,427	$393,184
Fresh Water Delivery System Expenditures	7,330	23,018	16,469
Other	1,068	555	—
Total Capital Expenditures	$265,464	$762,000	$409,653

Additions to Investments	$611,325	$426	$68,504

(1)	Gathering system expenditures include only the portion of the purchase price for the Black Diamond Acquisition allocated to Property, Plant and Equipment totaling $205.8 million.
For the year ended December 31, 2019, gathering system expenditures were primarily associated with well connections in the Mustang IDP, Black Diamond dedication area and the Delaware Basin as well as expansion of the Mustang gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Greeley Crescent fresh water delivery system. Our additions to investments were primarily related to our capital contributions for the Delaware Crossing, EPIC Y-Grade and EPIC Crude. See Item 8. Financial Statements and Supplementary Data - Note 6 Investments.
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
For the year ended December 31, 2017, gathering system expenditures were primarily associated with the construction of the Greeley Crescent, Delaware Basin and Mustang gathering systems, expansion of the Wells Ranch gathering system and construction of the connection from the Billy Miner I CGF in the Delaware Basin to the Advantage pipeline. Fresh water delivery system expenditures were primarily associated with the construction of the Greeley Crescent fresh water delivery system and expansion of the Mustang fresh water delivery system. Our additions to investments during 2017 were related to our investment in Advantage.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On January 23, 2020, the Board of our General Partner declared a quarterly cash distribution of $0.6878 per limited partner unit. The distribution will be paid on February 14, 2020, to unitholders of record on February 4, 2020.
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
Business Combination We allocate the total purchase price of a business combination, such as the Black Diamond Acquisition, to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, with the excess purchase price recorded as goodwill. See the discussion of goodwill below. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer contracts and relationships, involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third-party assessments. See the discussion of intangible assets below. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed at the acquisition date. The income valuation method represents the present value of future cash flows over the life of the assets using: (i) financial forecasts, which rely on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments to reflect differences, such as physical condition and historical performance, between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition, reduced for depreciation of the asset resulting from physical deterioration and functional or economic obsolescence.
The estimated fair values assigned to assets acquired and liabilities assumed in a purchase price allocation can have a significant effect on future results of operations. For example, a higher fair value assigned to a property, plant and equipment results in higher depreciation and amortization expense, which results in lower net income. In addition, if future operating expenses are higher than the estimates originally used to determine fair value, the resulting reductions in future cash flows could indicate that property, plant and equipment is impaired. See Item 8. Financial Statements and Supplementary Data – Note 4. Offerings and Acquisition.
Principles of Consolidation The consolidated financial statements include the accounts of our subsidiaries and variable interest entities (“VIEs”), of which we are the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary, which is generally defined as the party who has (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We evaluate our relationships with each VIE, which include Gunnison River DevCo LP and Black Diamond, on an ongoing basis to determine whether we continue to be the primary beneficiary. Affiliate or third-party ownership interests in our consolidated VIEs are presented as noncontrolling interests. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation.
We use the equity method of accounting for investments in entities that we do not control but over which we exert significant influence. For certain entities, we serve as the operator and exert significant influence over the day-to-day operations. For other entities, we do not serve as the operator; however, our voting position on management committees or the board of directors allows us to exert significant influence over decisions regarding capital investments, budgets, turnarounds, maintenance, monetization decisions and other project matters. As a result, our investments in Advantage, Delaware Crossing, EPIC Y-Grade and EPIC Crude do not require consolidation under the VIE consolidation model. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation and See Item 8. Financial Statements and Supplementary Data – Note 6. Investments.
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

In assessing long-lived assets for impairments, our management evaluates changes in our business and economic conditions and their implications for recoverability of the assets’ carrying amounts. A substantial portion of our revenues arise from services provided to Noble. Therefore, sustained decreases in commodity prices, significant changes in Noble’s future development plans, to the extent they affect our operations, may necessitate assessment of the carrying amount of our affected assets for recoverability. In addition, an increase in our construction or operating costs may also necessitate an assessment.
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
Goodwill Our goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. See Item 8. Financial Statements and Supplementary Data – Note 4. Offerings and Acquisition and see Item 8. Financial Statements and Supplementary Data – Note 10. Segment Information.
Goodwill is not amortized to earnings but is qualitatively assessed for impairment. We conducted our annual goodwill impairment assessment as of September 30, 2019. Based on the results of the initial qualitative assessment, we concluded that it was more likely than not that the fair value of the Black Diamond reporting unit was in excess of the respective net book values, including goodwill, and, therefore, that goodwill was not impaired. We continue to monitor for impairment indicators, which can lead to further goodwill impairment testing.
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
Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No intangible asset impairment has been recognized. See Item 8. Financial Statements and Supplementary Data – Note 4. Offerings and Acquisition and see Item 8. Financial Statements and Supplementary Data – Note 7. Intangible Assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We currently generate a substantial portion of our revenues pursuant to fee-based commercial agreements under which we are paid based on the volumes of crude oil, natural gas and produced water that we gather and process and fresh water services we provide, rather than the underlying value of the commodity.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facilities, which have variable interest rates. As of December 31, 2019, $595 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $9.5 million increase in interest expense for the year ended December 31, 2019. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
LIBOR Transition
The London Inter-bank Offered Rate (“LIBOR”) is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. It is expected that the LIBOR benchmark will be discontinued after 2021. We are currently reviewing our agreements that extend past 2021 to determine their exposure to LIBOR. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate such as the Secured Overnight Financing Rate (“SOFR”). We do not expect the transition to an alternative rate to have a significant impact on our business or operations.
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
Additionally, we are subject to the risk of non-payment or non-performance by our customers, including with respect to our commercial agreements, most of which do not contain minimum volume commitments. Furthermore, we cannot predict the extent to which our customers’ businesses would be impacted if conditions in the energy industry were to deteriorate nor can we estimate the impact such conditions would have on our customers’ ability to execute its drilling and development plan on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by our customers under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders.

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
As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2019 which is included herein.

Noble Midstream Partners LP

Report of Independent Registered Public Accounting Firm

To the Unitholders of Noble Midstream Partners LP and
Board of Directors of Noble Midstream GP LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Noble Midstream Partners LP and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2020 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of property, plant and equipment for impairment triggering events
As discussed in Note 2 to the consolidated financial statements, the Partnership performs a quarterly assessment of property, plant and equipment to identify events or changes in circumstances, or triggering events, which indicate the carrying value of such assets may not be recoverable. The Partnership provides midstream services to Noble Energy, Inc. and other third party customers via long-term revenue agreements. Triggering events include sustained decreases in commodity prices, declines in customers’ reservoir performance or changes to their development outlook, and increased construction and operating costs. The carrying value of property, plant and equipment as of December 31, 2019 was $1,762,957 thousand.
We identified the assessment of property, plant and equipment for impairment triggering events as a critical audit matter. Sustained decreases in commodity prices, declines in customers’ reservoir performance or changes to their development outlook, and increased construction and operating costs could significantly impact the future profitability of the Partnership, and the evaluation of these factors required a higher degree of auditor judgment.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Partnership’s process to identify and assess triggering events, including controls related to the consideration of actual revenue generated under existing revenue agreements, commodity prices, customers’ reservoir performance and their development plans, and historical financial results of the Partnership. We evaluated the Partnership’s triggering event identification and assessment against internal operational data and financial results. We compared the Partnership’s estimated production information against customers’ reserves estimates and development outlooks. We tested a sample of revenue transactions and compared those transactions to the underlying revenue agreements to identify significant modifications to the revenue agreements. We evaluated the Partnership’s data and assumptions when we identified information that was contrary to that used by the Partnership.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2015.

Houston, Texas
February 12, 2020

Report of Independent Registered Public Accounting Firm

To the Unitholders of Noble Midstream Partners LP and
Board of Directors of Noble Midstream GP LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Noble Midstream Partners LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 12, 2020

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$12,676	$14,761
Accounts Receivable — Affiliate	42,428	41,812
Accounts Receivable — Third Party	44,093	23,459
Other Current Assets	8,730	5,875
Total Current Assets	107,927	85,907
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	2,006,995	1,752,122
Less: Accumulated Depreciation and Amortization	(244,038)	(181,199)
Total Property, Plant and Equipment, Net	1,762,957	1,570,923
Investments	660,778	82,317
Intangible Assets, Net	277,900	310,202
Goodwill	109,734	109,734
Other Noncurrent Assets	6,786	33,095
Total Assets	$2,926,082	$2,192,178
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$8,155	$7,182
Accounts Payable — Trade	107,705	94,265
Other Current Liabilities	11,680	13,790
Total Current Liabilities	127,540	115,237
Long-Term Liabilities
Long-Term Debt	1,495,679	559,021
Asset Retirement Obligations	37,842	30,533
Other Long-Term Liabilities	4,160	832
Total Liabilities	1,665,221	705,623
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	106,005	—
Equity
Parent Net Investment	—	170,322
Partners’ Equity
Limited Partner
Common Units (90,136 and 23,759 units outstanding, respectively)	813,999	699,866
Subordinated Units (15,903 units outstanding as of December 31, 2018)	—	(130,207)
General Partner	—	2,421
Total Partners’ Equity and Parent Net Investment	813,999	742,402
Noncontrolling Interests	340,857	744,153
Total Equity	1,154,856	1,486,555
Total Liabilities, Mezzanine Equity and Equity	$2,926,082	$2,192,178
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Midstream Services — Affiliate	$417,835	$338,747	$271,269
Midstream Services — Third Party	96,194	78,498	18,353
Crude Oil Sales — Third Party	189,772	141,490	—
Total Revenues	703,801	558,735	289,622
Costs and Expenses
Cost of Crude Oil Sales	181,390	136,368	—
Direct Operating	116,675	95,852	67,832
Depreciation and Amortization	96,981	79,568	22,990
General and Administrative	25,777	25,910	14,792
Other Operating (Income) Expense	(488)	2,159	—
Total Operating Expenses	420,335	339,857	105,614
Operating Income	283,466	218,878	184,008
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	16,236	10,447	1,603
Investment Loss (Income)	17,748	(16,289)	(6,334)
Total Other Expense (Income)	33,984	(5,842)	(4,731)
Income Before Income Taxes	249,482	224,720	188,739
Tax Provision	4,015	8,001	27,972
Net Income	245,467	216,719	160,767
Less: Net Income Prior to the Drop-Down and Simplification Transaction	12,929	27,843	(2,869)
Net Income Subsequent to the Drop-Down and Simplification Transaction	232,538	188,876	163,636
Less: Net Income Attributable to Noncontrolling Interests	72,542	26,142	23,064
Net Income Attributable to Noble Midstream Partners LP	159,996	162,734	140,572
Less: Net Income Attributable to Incentive Distribution Rights	13,967	5,836	835
Net Income Attributable to Limited Partners	$146,029	$156,898	$139,737

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$3.09	$3.96	$4.10
Subordinated Units	$3.86	$3.96	$4.10

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$3.08	$3.96	$4.10
Subordinated Units	$3.86	$3.96	$4.10

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	40,083	23,686	18,192
Subordinated Units	5,795	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	40,105	23,701	18,204
Subordinated Units	5,795	15,903	15,903

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net Income	$245,467	$216,719	$160,767
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	96,981	79,568	22,990
Asset Impairment	(488)	3,470	—
Deferred Income Taxes	3,848	7,780	27,952
Loss (Income) from Equity Method Investees	22,435	(11,880)	(1,779)
Distributions from Equity Method Investees	10,135	9,219	—
Unit-Based Compensation	1,052	1,392	790
Other Adjustments for Noncash Items Included in Income	1,548	739	384
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(24,126)	(13,863)	(17,811)
Increase (Decrease) in Accounts Payable	28,755	(22,101)	1,580
Other Operating Assets and Liabilities, Net	(464)	2,644	1,489
Net Cash Provided by Operating Activities	385,143	273,687	196,362
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(262,342)	(619,517)	(314,214)
Black Diamond Acquisition, Net of Cash Acquired	—	(649,868)	—
Additions to Investments	(611,325)	(426)	(68,504)
Distributions from Cost Method Investee and Other	1,074	1,323	973
Net Cash Used in Investing Activities	(872,593)	(1,268,488)	(381,745)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests and Parent	(57,071)	(38,056)	(46,066)
Contributions from Noncontrolling Interests	55,481	605,864	140,471
Borrowings Under Revolving Credit Facility	1,290,000	777,000	325,000
Repayment of Revolving Credit Facility	(755,000)	(802,000)	(240,000)
Proceeds from Term Loan Credit Facilities	400,000	500,000	—
Proceeds from Preferred Equity, Net of Issuance Costs	97,198	—	—
Proceeds from Equity Offerings, Net of Issuance Costs	242,770	—	312,579
Distribution to Noble for Common Control Transactions	(670,000)	—	(245,000)
Distributions to Unitholders	(115,935)	(86,841)	(59,917)
Debt Issuance Costs and Other	(2,979)	(3,049)	(1,532)
Net Cash Provided by Financing Activities	484,464	952,918	185,535
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(2,986)	(41,883)	152
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	15,712	57,595	57,443
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$12,726	$15,712	$57,595

(1)	See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for our reconciliation of total cash.

The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands)

		Partners’ Equity
	Parent Net Investment	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2016	$144,157	$308,338	$(36,799)	$—	$71,366	$487,062
Net Income	(2,869)	75,076	64,661	835	23,064	160,767
Contributions from Noncontrolling Interests and Parent	58,678	—	—	—	123,381	182,059
Distributions to Noncontrolling Interests and Parent	(29,537)	—	—	—	(21,737)	(51,274)
Distributions to Unitholders	—	(31,672)	(27,930)	(315)	—	(59,917)
Net Proceeds from Offerings	—	312,172	—	—	—	312,172
Distribution to Noble for Contributed Assets (1)	—	(28,459)	(216,541)	—	—	(245,000)
Contributed Assets Transfer from Noble	—	6,371	48,473	—	(54,844)	—
Unit-Based Compensation and Other	—	790	—	—	—	790
December 31, 2017	$170,429	$642,616	$(168,136)	$520	$141,230	$786,659
Net Income	27,843	93,875	63,023	5,836	26,142	216,719
Contributions from Noncontrolling Interests and Parent	849	—	—	—	605,864	606,713
Distributions to Noncontrolling Interests and Parent	(28,799)	—	—	—	(9,257)	(38,056)
Distributions to Unitholders	—	(49,610)	(33,296)	(3,935)	—	(86,841)
Black Diamond Equity Ownership Promote Vesting (2)	—	11,624	8,202	—	(19,826)	—
Unit-Based Compensation	—	1,361	—	—	—	1,361
December 31, 2018	$170,322	$699,866	$(130,207)	$2,421	$744,153	$1,486,555
Net Income	12,929	123,662	22,367	13,967	72,542	245,467
Contributions from Noncontrolling Interests and Parent	—	—	—	—	55,481	55,481
Distributions to Noncontrolling Interests and Parent (3)	(54,889)	—	—	—	(26,103)	(80,992)
Distributions to Unitholders	—	(80,480)	(19,067)	(16,388)	—	(115,935)
Black Diamond Equity Ownership Promote Vesting (2)	—	17,645	2,746	—	(20,391)	—
Conversion of Subordinated Units to Common Units (4)	—	(124,161)	124,161	—	—	—
Preferred Equity Accretion	—	(9,440)	—	—	—	(9,440)
Net Proceeds from Offerings	—	242,770	—	—	—	242,770
Distribution to Noble for Drop-Down and Simplification Transaction (1)	—	(670,000)	—	—	—	(670,000)
Asset Transfers for Drop-Down and Simplification Transaction	(128,362)	613,187	—	—	(484,825)	—
Unit-Based Compensation and Other	—	950	—	—	—	950
December 31, 2019	$—	$813,999	$—	$—	$340,857	$1,154,856

(1)	See Note 3. Transactions with Affiliates for further discussion of our common control transactions.

(2)	See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.

(3)
Includes the elimination of a deferred tax asset and current tax liability associated with the Drop-Down and Simplification Transaction. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for further discussion.

(4)	See Note 12. Partnership Distributions for further discussion on the conversion of Subordinated Units.

The accompanying notes are an integral part of these financial statements.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations
Organization We are a growth-oriented Delaware master limited partnership formed in December 2014 by Noble to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin and the Delaware Basin.
Partnership Assets Our assets consist of ownership interests in certain companies which serve specific areas and integrated development plan (“IDP”) areas and consist of the following:

Company	Areas Served	NBLX Dedicated Service	NBLX Ownership	Noncontrolling Interest(1)
Colorado River LLC (2)	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	100%	N/A
San Juan River LLC (2)	East Pony IDP (DJ Basin)	Water Services	100%	N/A
Green River DevCo LLC (2)	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	100%	N/A
Laramie River LLC (2)	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	100%	N/A
	Black Diamond Dedication Area (DJ Basin)	Crude Oil Gathering Crude Oil Sales Natural Gas Gathering	54.4%	45.6%
Blanco River LLC (2)	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	100%	N/A
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (3)	Crude Oil Gathering Water Services	5%	95%
Trinity River DevCo LLC (4)	Delaware Basin	Natural Gas Compression Crude Oil Transmission	100%	N/A
Dos Rios DevCo LLC (5)	Delaware Basin	Crude Oil Transmission Y-Grade Transmission	100%	N/A
Noble Midstream Holdings LLC	East Pony IDP (DJ Basin)	Natural Gas Gathering Natural Gas Processing	100%	N/A
	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	100%	N/A

(1)
The noncontrolling interest represents Noble’s retained ownership interest in the Gunnison River DevCo LP. The noncontrolling interest in Black Diamond represents Greenfield Member’s interest in Black Diamond.

(2)	On December 31, 2019, the general partner and limited partnership of each of the companies were merged into a limited liability company (“LLC”).

(3)	The Bronco IDP is a future development area. We currently have no midstream infrastructure assets in the Bronco IDP.

(4)	Our interest in Advantage Pipeline L.L.C. (“Advantage”) is owned through Trinity River DevCo LLC.

(5)	Our ownership interests in Delaware Crossing, EPIC Y-Grade and EPIC Crude are owned through wholly-owned subsidiaries of Dos Rios DevCo LLC.
Nature of Operations We operate and own interests in the following assets:

•	crude oil gathering systems;

•	natural gas gathering and processing systems and compression units;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems;

•	fresh water storage and delivery systems; and

•	investments in midstream entities that provide transportation services.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil, gathering and processing natural gas, delivering and storing fresh water and collecting, cleaning and disposing of produced water. Additionally, we purchase

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

crude oil from producers and sell crude oil to customers at various delivery points. We have entered into multiple fee-based commercial agreements with Noble, each with an initial term of 15 years, to provide these services which are critical to Noble’s upstream operations. Our agreements include substantial acreage dedications. See Note 3. Transactions with Affiliates.
Note 2. Summary of Significant Accounting Policies and Basis of Presentation
Basis of Presentation and Consolidation   Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. The Partnership has no items of other comprehensive income or loss; therefore, its net income is identical to its comprehensive income.
Variable Interest Entities  Our consolidated financial statements include the accounts of Black Diamond, which we control. We have determined that the partners with equity at risk in Black Diamond lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, Black Diamond is considered a VIE. Through our majority representation on the Black Diamond board of directors as well as our responsibility as operator of the Black Diamond system, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Black Diamond in our financial statements. All financial statement activity associated with Black Diamond is captured within the Gathering Systems reportable segment. See Note 10. Segment Information.
Drop-Down and Simplification Transaction On November 21, 2019, we closed the Drop-Down and Simplification Transaction with Noble, as described in Note 3. Transactions with Affiliates. The Drop-Down and Simplification Transaction represented a transaction between entities under common control. Prior to the acquisition of the remaining limited partner interests in Blanco River DevCo LP, Green River DevCo LP and San Juan River DevCo LP, the interests were reflected as noncontrolling interests in the Partnership’s consolidated financial statements. As we acquired additional interests in already-consolidated entities, the acquisition of these interests did not result in a change in reporting entity, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805, Business Combinations. Therefore, results of operations related to these entities will be accounted for on a prospective basis.
Conversely, the acquisition of all of the issued and outstanding limited liability company interests of NBL Holdings is characterized as a change in reporting entity, as defined under FASB Accounting Standards Codification Topic 805, Business Combinations, as this entity previously had not been consolidated by us. Therefore, results of operations related to NBL Holdings have been accounted for on a retrospective basis. Our financial information has been recast to include the historical results of NBL Holdings for all periods presented. The financial statements of NBL Holdings for periods prior to the Drop-Down and Simplification Transaction have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the results of operations had these entities operated on a consolidated basis during those periods. Because a direct ownership relationship did not exist among the Partnership and NBL Holdings prior to the Drop-Down and Simplification Transaction, the net investment in NBL Holdings is shown as Parent Net Investment, in lieu of partners’ equity, in the accompanying Consolidated Statement of Changes in Equity for periods prior to the Drop-Down and Simplification Transaction.
Equity Method of Accounting We use the equity method of accounting for investments in entities that we do not control but over which we exert significant influence. For certain entities, we serve as the operator and exert significant influence over the day-to-day operations. For other entities, we do not serve as the operator; however, our voting position on management committees or the board of directors allows us to exert significant influence over decisions regarding capital investments, budgets, turnarounds, maintenance, monetization decisions and other project matters. Under the equity method of accounting, initially we record the investment at our cost. Differences in the cost, or basis, of the investment and the net asset value of the investee will be amortized into earnings over the remaining useful life of the underlying assets. See Note 6. Investments.
Cost Method of Accounting We use the cost method of accounting for our White Cliffs Interest as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs Pipeline L.L.C. as investment income in our consolidated statements of operations to the extent there is net income and record cash distributions in excess of our ratable share of earnings as return of investment. See Note 6. Investments.
Redeemable Noncontrolling Interest Our redeemable noncontrolling interest is related to our preferred equity issuance. We can redeem the preferred equity in whole or in part at any time for cash at a predetermined redemption price. The predetermined redemption price is the greater of (i) an amount necessary to achieve a 12% internal rate of return or (ii) an amount necessary to achieve a 1.375x multiple on invested capital. GIP can request redemption of the preferred equity following the later of the sixth anniversary of the closing or the fifth anniversary of the EPIC Crude pipeline completion date at a pre-determined base return. As GIP’s redemption right is outside of our control, the preferred equity is not considered to be a component of equity

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

on the consolidated balance sheet, and is reported as mezzanine equity on the consolidated balance sheet. In addition, because the preferred equity was issued by a subsidiary of the Partnership and is held by a third party, it is considered a redeemable noncontrolling interest.
The preferred equity was recorded initially at fair value on the issuance date. Subsequent to issuance, we accrete changes in the redemption value of the preferred equity from the date of issuance to GIP’s earliest redemption date. The preferred equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. During any quarter in which a dividend is accrued, the accreted value of the preferred equity will be increased by the accrued but unpaid dividend (i.e., a paid-in-kind dividend). See Note 4. Offerings and Acquisition.
Noncontrolling Interests We present our consolidated financial statements with a noncontrolling interest section representing Noble’s retained ownership in the Gunnison River DevCo LP as well as Greenfield Member’s ownership of Black Diamond.
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
Accounts Receivable and Allowance for Expected Credit Losses  Our accounts receivable result primarily from our midstream gathering services, fresh water services and crude oil sales. The majority of these receivables have payment terms of 30 days or less. At the end of each reporting period, we assess the recoverability of all material receivables using historical data, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine their expected collectibility. The loss given default method is used when, based on management's judgment, an allowance for expected credit losses should be accrued on a material receivable to reflect the net amount expected to be collected. See “Recently Adopted Accounting Standards” below for discussion on our early adoption of Accounting Standards Update No. 2016-13 (ASU 2016-13): Financial Instruments - Credit Losses.
Crude Oil Inventory Our crude oil inventory consists of crude oil that has been purchased. It is stated at the lower of cost or net realizable value. Crude oil inventory is recorded within other current assets in our consolidated balance sheets and totaled $5.6 million and $2.2 million as of December 31, 2019 and 2018, respectively.
Property, Plant and Equipment Property, plant and equipment primarily consists of crude oil gathering systems, natural gas gathering systems, natural gas plants and compression units, produced water collection, gathering, and cleaning systems, fresh water storage and delivery systems and crude oil treating facilities. Property and equipment is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired.
Capitalized Interest We capitalize construction-related direct labor and incremental costs, such as interest expense. Capitalized interest totaled $17.5 million in 2019, $6.4 million in 2018, and $2.5 million in 2017.
Depreciation Depreciation is computed over the asset’s estimated useful life using the straight line method based on estimated useful lives and asset salvage values. Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. The weighted average life of our long-lived assets is 29 years. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation and amortization expense. See Note 5. Property, Plant and Equipment.
Impairment of Long-Lived Assets We routinely assess whether impairment indicators arise during any given quarter and have processes in place to ensure that we become aware of such indicators. Impairment indicators include, but are not limited to, sustained decreases in commodity prices, a decline in customer well results and lower throughput forecasts, changes in customer development plans, and/or increases in our construction or operating costs. In the event that impairment indicators exist, we conduct an impairment test.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

We evaluate our ability to recover the carrying amounts of long-lived assets and determine whether such long-lived assets have been impaired. Impairment exists when the carrying value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. When the carrying amount of a long-lived asset exceeds its estimated undiscounted future cash flows, the carrying amount of the asset is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. During 2018, we recorded an asset impairment of $3.5 million related to a damaged gathering system asset. The asset impairment was partially offset by an expected recovery of $2.5 million. The resulting net impairment totaled $1.0 million and is recorded within other operating expense in our consolidated statement of operations.
Asset Retirement Obligations  Asset Retirement Obligations (“AROs”) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our property and equipment. We recognize the fair value of a liability for an ARO in the period in which it is incurred when we have an existing legal obligation associated with the retirement of our infrastructure assets and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the infrastructure asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as: the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.
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
Impairment of Investments We routinely assess our investments for impairment whenever changes in facts and circumstances indicate a loss in value has occurred. When impairment indicators exist, the fair value is estimated and compared to the investment carrying amount. When the carrying amount of an investment exceeds its estimated undiscounted future cash flows, the carrying amount of the investment is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. No impairments have been recorded through December 31, 2019.
Intangible Assets Our intangible assets are comprised of customer contracts acquired in the Black Diamond Acquisition and recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Amortization is calculated using the straight-line method by customer contract, which reflects the pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The amortization of intangible assets is included in depreciation and amortization expense in our consolidated statements of operations. Intangible assets with finite useful lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See Note 4. Offerings and Acquisition and Note 7. Intangible Assets.
Goodwill As of December 31, 2019, our consolidated balance sheet includes goodwill of $109.7 million. This goodwill resulted from the Black Diamond Acquisition and represents the excess of the consideration paid over fair value of the net identifiable assets of the acquired business. All of our goodwill is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. See Note 4. Offerings and Acquisition and Note 10. Segment Information.
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
Our revolving credit facility and term loan credit facilities are variable-rate, non-public debt. The fair value of our revolving credit facility and term loan credit facilities is equivalent to the carrying amount. The fair value is estimated based on significant other observable inputs. As such, we consider the fair value of these facilities to be a Level 2 measurement on the fair value hierarchy. See Note 8. Long-Term Debt.
The fair value of the intangible assets acquired as part of the Black Diamond Acquisition was determined using unobservable inputs and is considered to be a Level 3 measurement on the fair value hierarchy. See Note 7. Intangible Assets.
Certain assets and liabilities, such as property, plant, and equipment, investments, goodwill and other intangible assets, are not required to be measured at fair value on a recurring basis. However, these assets are assessed for impairment, and a resulting impairment would require the asset be recorded at fair value.
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
Supplemental Cash Flow Information We accrued $56.6 million and $72.6 million related to midstream capital expenditures as of December 31, 2019 and 2018, respectively.
Greenfield Member contributed approximately $18.8 million of the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition. See the Reconciliation of Total Cash below.
Cash interest paid totaled $33.0 million and $16.3 million for the years ended December 31, 2019 and December 31, 2018, respectively.
In connection with the closing of the Drop-Down and Simplification Transaction, we eliminated a deferred tax asset and current tax liability associated with NBL Holdings. The deferred tax asset and current tax liability totaled approximately $26.0 million and $2.9 million, respectively, and represents a non-cash activity.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. The following table provides a reconciliation of total cash:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash and Cash Equivalents at Beginning of Period	$14,761	$20,090	$57,443
Restricted Cash at Beginning of Period (1) (2)	951	37,505	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$15,712	$57,595	$57,443

Cash and Cash Equivalents at End of Period	$12,676	$14,761	$20,090
Restricted Cash at End of Period (1) (2)	50	951	37,505
Cash, Cash Equivalents, and Restricted Cash at End of Period	$12,726	$15,712	$57,595

(1)	Restricted cash represents the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.

(2)	Restricted cash represents the amount held as collateral at December 31, 2018 for certain of our letters of credit.
Concentration of Credit Risk For the year ended December 31, 2019, revenues from Noble and its affiliates comprised 81% and 59% of our midstream services revenues and total revenues, respectively. There were no individually significant revenues from a third-party in 2019.
For the year ended December 31, 2018, revenues from Noble and its affiliates comprised 81% and 61% of our midstream services revenues and total revenues, respectively. Revenues from a single third-party customer comprised 66% and 17% of our crude oil sales revenues and total revenues, respectively.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

For the year ended December 31, 2017, revenues from Noble and its affiliates comprised 94% of our midstream services revenues and total revenues. There were no individually significant revenues from a third-party in 2017.
Revenue Recognition We generate revenues by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Also, we purchase crude oil from producers and sell crude oil to customers at various delivery points. We adopted ASC 606 on January 1, 2018, using the modified retrospective method. Under ASC 606, performance obligations are the unit of account and generally represent distinct goods or services that are promised to customers. The adoption of ASC 606 did not have an impact on the recognition, measurement and presentation of our revenues and expenses. See Note 10. Segment Information for disaggregation of revenue by reportable segment.
Performance Obligations For gathering crude oil and natural gas, treating crude oil, processing natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water, our performance obligations are satisfied over time using volumes delivered to measure progress. We record revenue related to the volumes delivered at the contract price at the time of delivery.
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
Transaction Price Allocated to Remaining Performance Obligations Revenues expected to be recognized from certain performance obligations that are unsatisfied as of December 31, 2019, are reflected in the following table. We have utilized the practical expedients in ASC 606, which state that we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or the transaction price allocated to remaining performance obligations if the performance obligation is part of an agreement that has an original expected duration of one year or less.

(in thousands)	December 31, 2019
2020	$36,817
2021	37,635
Total	$74,452

Contract Balances Under our revenue agreements, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. As such, our revenue agreements do not give rise to contract assets or liabilities under ASC 606.
The following is a summary of our types of revenue agreements:
Crude Oil Gathering Under our crude oil gathering agreements, we receive a volumetric fee per barrel (“Bbl”) for the crude oil gathering services we provide.
Natural Gas Gathering Under our natural gas gathering agreements, we receive a fee per the contracted unit of measure for the natural gas gathering services we provide.
Natural Gas Processing Under our natural gas gathering agreements, we receive a fee per million British Thermal Units (“MMBtu”) for the natural gas processing services we provide.
Natural Gas Compression Under our natural gas compression agreements, we receive a volumetric fee per thousand cubic feet (“Mcf”) for the natural gas compression services we provide.
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
Crude Oil Purchase and Sale Under our commodity purchase and sale agreements, we purchase crude oil from producers and sell crude oil to customers at various delivery points. For purchase and sale transactions with the same counterparty, the purchase and sale is settled at the contractual price index on a net basis. We account for these transactions on a net basis, in accordance with ASC 845, Non-Monetary Exchanges. We record the residual fee as gathering revenue in our consolidated statements of operations. For purchase and sale transactions with different counterparties, we purchase the crude oil at market-based prices and sell the crude oil to a different counterparty at market-based prices. Market-based pricing is based on the price index applicable for the location of the sale. We account for these transactions on a gross basis.
Recently Adopted Accounting Standards
Leases Effective January 1, 2019 we adopted Accounting Standards Update No. 2016-02 (“ASU 2016-02”), which created Topic 842 – Leases (“ASC 842”). The standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for the rights and obligations created by leases. ASC 842 also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.
Upon adoption, we elected the following optional practical expedients:

•	transition ‘practical expedients’, permitting us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs;

•	the practical expedient pertaining to land easements, allowing us to account for existing land easements under previous accounting policy; and

•	the practical expedient to not separate lease and non-lease components for the majority of our leases.
We adopted ASC 842 using the modified retrospective approach. Adoption did not materially impact our consolidated balance sheet or consolidated statement of operations and had no impact on our consolidated statement of cash flows. Our accounting for finance leases remains substantially unchanged.
We determine whether an arrangement contains a lease based on the conveyed rights and obligations at the inception date. If an agreement contains a lease, at the commencement date, we record an ROU asset and a corresponding lease liability based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate to determine the present value of lease payments, we use our hypothetical secured borrowing rate based on information available at lease commencement. The weighted average discount rate is 3.69% for operating leases and 2.80% for our finance lease.
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
Additionally, we have lease agreements that include lease and non-lease components, such as equipment maintenance, which are generally accounted for as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Financial Instruments: Credit Losses In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”): Financial Instruments – Credit Losses, which replaces the incurred loss impairment methodology with an expected credit loss methodology for financial instruments, including financial assets measured at amortized cost, such as trade and joint interest billing receivables, and off-balance sheet credit exposures not accounted for as insurance, such as financial guarantees and other unfunded loan commitments. The amended standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted this ASU in fourth quarter 2019. This adoption did not have a material impact on our financial statements.
Recently Issued Accounting Standards
None.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 3. Transactions with Affiliates
Common Control Transactions
Drop-Down and Simplification Transaction On November 14, 2019, we entered into a Contribution, Conveyance, Assumption and Simplification Agreement with Noble in which we acquired (i) the remaining 60% limited partner interest in Blanco River DevCo LP, (ii) the remaining 75% limited partner interest in Green River DevCo LP, (iii) the remaining 75% limited partner interest in San Juan River DevCo LP and (iv) all of the issued and outstanding limited liability company interests of NBL Holdings, which owns a natural gas processing complex in the DJ Basin and an incremental three-stream gathering system in the Delaware Basin. Additionally, all of Noble’s IDRs were converted into Common Units. The total consideration paid by the Partnership for the Drop-Down and Simplification Transaction was $1.6 billion, which consisted of $670 million in cash and 38,455,018 Common Units issued to Noble. The cash portion of the consideration was funded by the 2019 Private Placement and borrowings under our revolving credit facility. The transaction closed on November 21, 2019. See Note 4. Offerings and Acquisition.
2017 Contribution Agreement On June 20, 2017, we entered into a Contribution Agreement with Noble. Pursuant to the terms of the Contribution Agreement, we acquired (i) the remaining 20% limited partner interest in Colorado River DevCo LP and (ii) an additional 15% limited partner interest in Blanco River DevCo LP (collectively, the “Contributed Assets” and the “2017 Contributed Asset Transaction”). The total consideration paid by the Partnership for the Contributed Assets was $270 million, which consisted of $245 million in cash and 562,430 Common Units issued to Noble. The transaction closed on June 26, 2017.
Revenue and Expense Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Gathering and Processing	$337,086	$265,505	$189,732
Fresh Water Delivery	77,566	69,266	75,860
Other	3,183	3,976	5,677
Total Midstream Services — Affiliate	$417,835	$338,747	$271,269

Expenses General and administrative expense consists of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
General and Administrative Expense — Affiliate	$8,523	$8,846	$8,677
General and Administrative Expense — Third Party	17,254	17,064	6,115
Total General and Administrative Expense	$25,777	$25,910	$14,792

Agreements with Noble
We have entered into various agreements with Noble, as summarized below:
Commercial Agreements Our commercial agreements with Noble provide for fees based on the type and scope of the midstream services we provide and the midstream system we use to provide our services, as follows:

•	Crude Oil Gathering Agreement - Under the applicable crude oil gathering agreement, we receive a volumetric fee per barrel (“Bbl”) for the crude oil gathering services we provide.

•	Natural Gas Gathering Agreement - Under the natural gas gathering agreement, we receive a volumetric fee per contracted unit of measure for the natural gas gathering services we provide.

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

•	Natural Gas Processing Agreement - Under the natural gas processing agreement, we receive a volumetric fee per MMBtu for the natural gas processing services we provide.

•
Natural Gas Compression Agreement - Under the applicable natural gas compression agreement, we receive a volumetric fee per thousand cubic feet (“Mcf”) for the natural gas compression services we provide.

Our commercial agreements with Noble include a provision to escalate volumetric fees annually, subject to specific limitations within each agreement. In addition, we can propose a redetermination of the fees charged under our various systems on an annual basis, taking into account, among other things, expected capital expenditures necessary to provide our services under the applicable development plan. However, if we and Noble are unable to agree on a fee redetermination (other than the automatic annual adjustment), the prior fee will remain in effect.
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
Omnibus Agreement Our omnibus agreement with Noble provides for:

•
our payment of an annual general and administrative fee, initially in the amount of $6.9 million for the provision of certain services by Noble and its affiliates, which fee could not be increased until after the third anniversary of our initial public offering (“IPO”) with annual redetermination thereafter. The cap on the initial rate expired in September 2019 and we have commenced the annual redetermination process;

•
our right of first refusal on existing Noble and future Noble acquired assets and the right to provide certain services, including the right to provide crude oil gathering, natural gas gathering and processing, and water services on certain acreage owned, or to be acquired, by Noble;

•	our right of first offer to acquire Noble’s retained interest in Gunnison River DevCo LP; and

•
an indemnity by Noble for certain environmental and other liabilities, and our obligation to indemnify Noble for events and conditions associated with the operations of its assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us.

Operational Services Agreement Our Operational Services and Secondment Agreement (“Operational Services Agreement”) with Noble provides for:

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

Note 4. Offerings and Acquisition
Offerings
2019 Private Placement On November 14, 2019, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors, pursuant to which the Partnership agreed to sell 12,077,295 Common Units in a private placement (the “2019 Private Placement”). Gross proceeds totaled approximately $250 million. Net proceeds totaled approximately $242.9 million, after deducting offering expenses of approximately $7.1 million. The 2019 Private Placement closed on November 21, 2019. Proceeds from the 2019 Private Placement were utilized to fund a portion of the cash consideration for the Drop-Down and Simplification Transaction.
Preferred Unit Offering On March 25, 2019, we, through Dos Rios Crude Intermediate LLC, a wholly-owned subsidiary of Dos Rios DevCo LLC, secured a $200 million equity commitment from GIP CAPS Dos Rios Holding Partnership, L.P. (“GIP”), an affiliate of Global Infrastructure Partners Capital Solutions Fund. Upon securing the GIP equity commitment, we issued 100,000 preferred equity units, with a face value of $1,000 per preferred unit. Proceeds from the issuance of the preferred equity totaled $100 million. The preferred equity is perpetual and has a 6.5% annual dividend rate. The remaining $100 million equity commitment is available for a one-year period, subject to certain conditions precedent. The following table provides a reconciliation of our redeemable noncontrolling interest balance:

(in thousands)	Redeemable Noncontrolling Interest
December 31, 2018	$—
Preferred Equity Issuance	100,000
Issuance Costs	(3,435)
Preferred Equity Accretion (1)	9,440
December 31, 2019	$106,005

(1)	Includes approximately $5.0 million related to dividends that were paid-in-kind. The dividend for each quarter in 2019 was paid-in-kind.
Unit Offering On December 12, 2017, the Partnership entered into an Underwriting Agreement (the “Underwriting Agreement”) by and among the Partnership, our General Partner, and Citigroup Global Markets Inc., as representative of the several underwriters named therein (the “Underwriters”), providing for the offer and sale by the Partnership, and the purchase by the Underwriters, of 3,680,000 Common Units, which includes 480,000 Common Units issued pursuant to the Underwriters’ exercise of their option to purchase additional Common Units, at a price of $47.50 per common unit (the “Unit Offering”). Net proceeds totaled approximately $174.1 million, after deducting offering expenses of approximately $0.7 million. The closing of the Unit Offering occurred on December 15, 2017.
2017 Private Placement On June 20, 2017, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors, pursuant to which the Partnership agreed to sell 3,525,000 Common Units in a private placement for gross proceeds of approximately $142.6 million (the “2017 Private Placement”). Net proceeds totaled approximately $138.0 million, after deducting offering expenses of approximately $4.6 million. The closing of the 2017 Private Placement occurred on June 26, 2017.
Acquisition
Black Diamond Acquisition On January 31, 2018, Black Diamond completed the Black Diamond Acquisition for approximately $638.5 million in cash. Black Diamond Gathering Holdings LLC (the “Noble Member ”) and the Greenfield Member each funded its share of the purchase price, approximately $319.9 million and $318.6 million, respectively, through contributions to Black Diamond. Noble Member funded its share of the purchase price through a combination of cash on hand and borrowings under its revolving credit facility. See Note 8. Long-Term Debt.
In addition to the payment to the Seller, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (“PDC Energy”) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as extend the duration of the acreage dedication by five years. In accordance with the limited liability company agreement of Black Diamond, Noble Member received a 54.4% equity ownership interest in Black Diamond and Greenfield Member received a 45.6% equity ownership interest in Black Diamond. Noble Member’s agreed equity ownership interest included a 4.4% equity ownership interest promote which was designed to vest only after Noble Member was allocated an amount of gross revenue equal to the contributions by Greenfield Member in excess of its agreed equity ownership interest. As of December 31, 2019, Noble Member has received the necessary allocations of gross revenue and the equity ownership interest promote has vested. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation.

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
In connection with the Black Diamond Acquisition, we incurred acquisition and integration costs of $6.8 million during the year ended December 31, 2018. Our acquisition and integration costs include consulting, advisory, legal, transition services and other fees. All acquisition and integration costs were expensed and are included in general and administrative expense in our consolidated statements of operations.
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
The following table sets forth our purchase price allocation:

(in thousands)
Cash Consideration	$638,266
PDC Energy Payment	24,120
Current Liabilities Assumed	18,259
Total Purchase Price and Liabilities Assumed	$680,645

Cash and Restricted Cash	$12,518
Accounts Receivable	10,661
Other Current Assets	2,206
Property, Plant and Equipment	205,766
Intangible Assets (1)	339,760
Fair Value of Identifiable Assets	570,911
Implied Goodwill (2)	109,734
Total Asset Value	$680,645

(1)	See Note 7. Intangible Assets.

(2)	Based upon the purchase price allocation, we have recognized $109.7 million of goodwill, all of which is assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment.
The results of operations attributable to Black Diamond are included in our consolidated statements of operations beginning on February 1, 2018. Revenues of $181.2 million and a net loss of $11.5 million from Black Diamond were generated from February 1, 2018 to December 31, 2018.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

The following pro forma consolidated financial information was derived from the historical financial statements of the Partnership and Saddle Butte Rockies Midstream, LLC and certain affiliates and gives effect to the acquisition as if it had occurred on January 1, 2017. The pro forma results of operations do not include any cost savings or other synergies that may result from the Black Diamond Acquisition or any estimated costs that have been or will be incurred by us to integrate the acquired assets. The pro forma consolidated financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Year Ended December 31,
(in thousands, except per unit amounts)	2019 (1)	2018	2017
Revenues	$703,801	$569,247	$405,500
Net Income	245,467	214,234	136,071
Net Income Attributable to Noble Midstream Partners LP	$159,996	$161,068	$123,375

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$3.09	$3.92	$3.59
Subordinated Units	$3.86	$3.92	$3.59

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$3.08	$3.92	$3.59
Subordinated Units	$3.86	$3.92	$3.59

(1)	No pro forma adjustments were made for the period as Black Diamond operations are included in our results for the full period.
Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	December 31, 2019	December 31, 2018
Gathering and Processing Systems	$1,795,957	$1,470,953
Fresh Water Delivery Systems (1)	96,004	78,820
Construction-in-Progress (2)	115,034	202,349
Total Property, Plant and Equipment, at Cost	2,006,995	1,752,122
Accumulated Depreciation and Amortization	(244,038)	(181,199)
Property, Plant and Equipment, Net	$1,762,957	$1,570,923

(1)	Fresh water delivery system assets at December 31, 2019 and December 31, 2018 include $5 million related to a leased pond accounted for as a capital lease. See Note 15. Commitments and Contingencies.

(2)
Construction-in-progress at December 31, 2019 primarily includes $98.4 million in gathering system projects, $0.3 million in fresh water delivery system projects and $15.4 million in equipment for use in future projects. Construction-in-progress at December 31, 2018 primarily includes $147.4 million in gathering system projects, $21.6 million in fresh water delivery and $32.8 million in equipment for use in future projects.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 6. Investments
We have ownership interests in the following entities:

•	3.33% interest in White Cliffs;

•	50% interest in Advantage;

•	50% interest in Delaware Crossing;

•	15% interest in EPIC Y-Grade; and

•	30% interest in EPIC Crude.
Advantage On April 3, 2017, we acquired the interest in Advantage for $66.8 million. Advantage owns a crude oil pipeline system in the Southern Delaware Basin.
Delaware Crossing On February 7, 2019, we executed definitive agreements with Salt Creek and completed the formation of Delaware Crossing, which is constructing a crude oil pipeline system in the Delaware Basin. During 2019, we made capital contributions of $70.3 million.
EPIC Y-Grade On January 31, 2019, we exercised and closed our option with E    PIC Midstream Holdings, LP (“EPIC”) to acquire an interest in EPIC Y-Grade, which owns the EPIC Y-Grade pipeline from the Delaware Basin to Corpus Christi, Texas. During 2019, we made capital contributions of $169.1 million.
EPIC Crude On January 31, 2019, we exercised our option with EPIC to acquire an interest in EPIC Crude Holdings, which is constructing the EPIC crude oil pipeline from the Delaware Basin to Corpus Christi, Texas. On March 8, 2019, we closed our option with EPIC to acquire the interest in EPIC Crude. During 2019, we made capital contributions of $351.2 million.
The following table presents our investments at the dates indicated:

(in thousands)	December 31, 2019	December 31, 2018
White Cliffs	$10,268	$9,373
Advantage	76,834	72,944
Delaware Crossing	68,707	—
EPIC Y-Grade	165,853	—
EPIC Crude	339,116	—
Total Investments (1)	$660,778	$82,317

(1)
We have capitalized $27.9 million in expenses that are included in the basis of the investments. The capitalized items include acquisition related expense and capitalized interest. As of December 31, 2019, $27.7 million remains unamortized.

The following table presents our investment loss (income) for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
White Cliffs	$(3,107)	$(3,687)	$(4,088)
Advantage	(8,159)	(11,880)	(1,779)
Delaware Crossing	3,061	—	—
EPIC Y-Grade	8,381	—	—
EPIC Crude	19,152	—	—
Other (1)	(1,580)	(722)	(467)
Total Investment Loss (Income)	$17,748	$(16,289)	$(6,334)

(1)	Represents our fee for serving as the operator of Advantage and Delaware Crossing.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Summarized, 100% combined balance sheet information for equity method investments was as follows:

(in thousands)	December 31, 2019	December 31, 2018
Current Assets	$304,057	$10,451
Noncurrent Assets	4,296,648	138,221
Current Liabilities	443,573	5,667
Noncurrent Liabilities	$1,868,138	$288
Summarized, 100% combined statements of operations for equity method investments was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Operating Revenues	$481,466	$35,153	$11,034
Operating Expenses	575,306	11,148	7,358
Operating (Loss) Income	(93,840)	24,005	3,676
Other Expense (Income)	41,616	(37)	—
(Loss) Income Before Income Taxes	(135,456)	24,042	3,676
Tax Expense	118	171	35
Net (Loss) Income	$(135,574)	$23,871	$3,641

Subsequent Event In February 2020, Black Diamond exercised its option, effective February 1, 2020, to acquire a 20% ownership interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”) for $155 million, or $84 million net to the Partnership. The Saddlehorn pipeline transports crude oil and condensate from the DJ Basin and the Powder River Basin to storage facilities in Cushing, Oklahoma, and, after expansion, will have total capacity of 290 MBbl/d.
Saddlehorn is jointly owned by affiliates of Magellan Midstream Partners, L.P. (“Magellan”), Plains All American Pipeline, L.P. (“Plains”) and Western Midstream Partners, LP (“Western Midstream”). After Black Diamond’s purchase, with Magellan and Plains each selling a 10% interest, Magellan and Plains will each own a 30% membership interest and Black Diamond and Western Midstream will each own a 20% membership interest in Saddlehorn. Magellan continues to serve as operator of the Saddlehorn pipeline. The Partnership funded its share of the transaction price with available cash and a draw under its revolving credit facility.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 7. Intangible Assets
Our intangible assets as of December 31, 2019 are comprised of customer contracts from the Black Diamond Acquisition and were recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The customer contracts we acquired are long-term, fixed-fee contracts for the purchase and sale of crude oil. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for further discussion of our crude oil purchase and sale revenue agreements. Fair value was calculated using the multi-period excess earnings method under the income approach for the existing customers. This valuation method is based on first forecasting gross profit for the existing customers and then applying expected attrition rates. The operating cash flows were calculated by determining the costs required to generate gross profit from the existing customers. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate. As the fair value is based on inputs that are not observable in the market, these represent Level 3 inputs.
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
Our intangible assets are as follows:

	December 31, 2019			December 31, 2018
(in thousands)	Gross	Accumulated Amortization (1)	Net	Gross	Accumulated Amortization (1)	Net
Customer Contracts and Relationships	$339,760	$61,860	$277,900	$339,760	$29,558	$310,202

(1)	For the years ended December 31, 2019 and 2018, amortization expense related to intangible assets totaled $32.3 million and $29.6 million, respectively.
Estimated future amortization expense related to the intangible assets at December 31, 2019 is as follows:

(in thousands)	December 31, 2019
2020	$32,390
2021	32,301
2022	32,301
2023	32,301
2024	32,390
Thereafter	116,217
Total	$277,900

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 8. Long-Term Debt
Long-term debt as of December 31, 2019 and December 31, 2018 was as follows:

	December 31, 2019		December 31, 2018
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$595,000	3.11%	$60,000	3.67%
2018 Term Loan Credit Facility, due July 31, 2021	500,000	2.85%	500,000	3.42%
2019 Term Loan Credit Facility, due August 23, 2022	400,000	2.74%	—	—%
Finance Lease Obligation (1)	2,005	—%	3,231	—%
Total	1,497,005		563,231
Term Loan Credit Facilities Unamortized Debt Issuance Costs	(1,326)		(979)
Total Debt	1,495,679		562,252
Finance Lease Obligation Due Within One Year (1)	—		(3,231)
Long-Term Debt	$1,495,679		$559,021

(1)	See Note 14. Leases.
Revolving Credit Facility We maintain a revolving credit facility to fund working capital and to finance acquisitions and expansion capital expenditures. As of December 31, 2018, the borrowing capacity on our revolving credit facility was $800 million. On December 13, 2019, we exercised the accordion feature on our revolving credit facility and increased the capacity to $1.15 billion. We utilized borrowings under the revolving credit facility to fund a portion of the cash consideration paid to Noble in the Drop-Down and Simplification Transaction.
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
The unused portion of the revolving credit facility is subject to a commitment fee. As of December 31, 2019 and December 31, 2018, the commitment fee rate was 0.275% and 0.2%, respectively. Unamortized debt issuance costs totaled $3.0 million and $2.7 million as of December 31, 2019 and December 31, 2018, respectively, and are recorded within other noncurrent assets in our consolidated balance sheets.
The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of December 31, 2019. Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
Term Loan Credit Facilities On August 23, 2019, we entered into a three-year senior unsecured term loan credit facility that permits aggregate borrowings of up to $400 million (the “2019 Term Loan”). Borrowings under the 2019 Term Loan bear interest at a rate equal to, at our option, either (1) a base rate plus an applicable margin between 0.00% and 0.375% per annum or (2) a Eurodollar rate plus an applicable margin between 0.875% and 1.375% per annum.
On July 31, 2018, we entered into a three year senior unsecured term loan credit facility that permits aggregate borrowings of up to $500 million (the “2018 Term Loan”). Borrowings under the 2018 Term Loan bear interest at a rate equal to, at our option, either (1) a base rate plus an applicable margin between 0.00% and 0.50% per annum or (2) a Eurodollar rate plus an applicable margin between 1.00% and 1.50% per annum.
The term loan credit facilities contain customary representations and warranties, affirmative and negative covenants, and events of default that are substantially the same as those contained in our revolving credit facility, including the requirement to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of December 31, 2019. Upon the occurrence and during the continuation of an event of default under the term loan credit facilities, the lenders may declare all amounts outstanding under the term loan credit facilities to be immediately due and payable and exercise other remedies as provided by applicable law.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 9. Asset Retirement Obligations
AROs consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in AROs are as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Asset Retirement Obligations, Beginning Balance	$30,533	$23,022
Liabilities Incurred	1,912	5,590
Liabilities Settled	(131)	(44)
Revision of Estimate	3,686	646
Accretion Expense (1)	1,842	1,319
Asset Retirement Obligations, Ending Balance	$37,842	$30,533

(1)	Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred in 2019 were primarily related to new pipeline installations in the Mustang IDP, Greeley Crescent IDP and Delaware Basin. Revisions of estimates were primarily related to an increase in estimated costs associated with the abandonment of Delaware Basin pipelines and an increase in estimated costs associated with the retirement of our CGFs.
Liabilities incurred in 2018 were primarily related to the completion of the CGFs in the Delaware Basin. During 2018, we completed the Coronado, Collier and Billy Miner Train II CGFs. Revisions of estimates during 2018 were primarily related to an increase in estimated costs associated with the retirement of our CGFs.
With respect to property, plant and equipment associated with the Black Diamond system, it is our practice and current intent to maintain these assets and continue to make improvements as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no AROs have been recorded for these assets as of December 31, 2019 or 2018.
Note 10. Segment Information
We manage our operations by the nature of the services we offer. Our reportable segments comprise the structure used to make key operating decisions and assess performance. As a result of our increased investment in midstream entities during first quarter 2019, we have established an Investments in Midstream Entities reportable segment. Our Investments in Midstream Entities reportable segment includes all activity associated with our unconsolidated investments. See Note 6. Investments.
We are now organized into the following reportable segments: Gathering Systems (primarily includes crude oil gathering, natural gas gathering and processing, produced water gathering, and crude oil sales), Fresh Water Delivery, Investments in Midstream Entities and Corporate. We often refer to the services of our Gathering Systems and Fresh Water Delivery reportable segments collectively as our midstream services. Prior period segment information has been reclassified to conform to the current period presentation.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems	Fresh Water Delivery	Investments in Midstream Entities	Corporate (1)	Consolidated
Year Ended December 31, 2019
Midstream Services — Affiliate	$340,269	$77,566	$—	$—	$417,835
Midstream Services — Third Party	83,603	12,591	—	—	96,194
Crude Oil Sales — Third Party	189,772	—	—	—	189,772
Total Revenues	613,644	90,157	—	—	703,801
Cost of Crude Oil Sales	181,390	—	—	—	181,390
Direct Operating Expense	95,743	18,650	—	2,282	116,675
Depreciation and Amortization	94,455	2,526	—	—	96,981
Income (Loss) Before Income Taxes	242,545	68,980	(17,748)	(44,295)	249,482
Year Ended December 31, 2018
Midstream Services — Affiliate	$269,481	$69,266	$—	$—	$338,747
Midstream Services — Third Party	59,153	19,345	—	—	78,498
Crude Oil Sales — Third Party	141,490	—	—	—	141,490
Total Revenues	470,124	88,611	—	—	558,735
Cost of Crude Oil Sales	136,368	—	—	—	136,368
Direct Operating Expense	79,848	14,269	—	1,735	95,852
Depreciation and Amortization	77,309	2,259	—	—	79,568
Income (Loss) Before Income Taxes	172,826	72,083	16,289	(36,478)	224,720
Year Ended December 31, 2017
Midstream Services — Affiliate	$195,409	$75,860	$—	$—	$271,269
Midstream Services — Third Party	7,444	10,909	—	—	18,353
Total Midstream Services Revenues	202,853	86,769	—	—	289,622
Direct Operating Expense	50,963	16,011	—	858	67,832
Depreciation and Amortization	20,724	2,266	—	—	22,990
Income (Loss) Before Income Taxes	129,770	68,492	6,344	(15,867)	188,739
December 31, 2019
Intangible Assets, Net	$277,900	$—	$—	$—	$277,900
Goodwill	109,734	—	—	—	109,734
Total Assets	2,160,026	91,840	660,778	13,438	2,926,082
Additions to Long-Lived Assets	257,066	7,330	611,325	1,068	876,789
December 31, 2018
Intangible Assets, Net	$310,202	$—	$—	$—	$310,202
Goodwill	109,734	—	—	—	109,734
Total Assets	1,998,361	96,280	82,317	15,220	2,192,178
Additions to Long-Lived Assets	738,427	23,018	426	555	762,426

(1)	The Corporate segment includes all general Partnership activity not attributable to our operating subsidiaries.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 11. Unit-Based Compensation
The Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP”) provides for the grant, at the discretion of the board of directors of our General Partner, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders.
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of Common Units will be available for delivery pursuant to other awards. As of December 31, 2019, 1,630,638 Common Units are available for future grant under the LTIP.
Restricted unit activity for the year ended December 31, 2019 was as follows:

	Number of Units	Weighted Average Award Date Fair Value
Awarded and Unvested Units at December 31, 2018	71,419	$51.92
Awarded	132,773	31.88
Vested	(16,446)	53.45
Forfeited	(84,391)	39.54
Awarded and Unvested Units at December 31, 2019	103,355	$36.04

Unit based compensation expense is recorded within general and administrative expense. For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, our unit based compensation expense was approximately $1.1 million, $1.4 million and $0.8 million, respectively. As of December 31, 2019, $2.1 million of compensation cost related to all of our unvested restricted units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.5 years.
Note 12. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders (2)	Holder of IDRs (3)	Total
Q4 2016 (4)	February 6, 2017	February 14, 2017	$0.4333	$6,891	$6,891	$—	$13,782
Q1 2017	May 8, 2017	May 16, 2017	0.4108	6,533	6,533	—	13,066
Q2 2017	August 7, 2017	August 14, 2017	0.4457	8,909	7,088	92	16,089
Q3 2017	November 6, 2017	November 13, 2017	0.4665	9,330	7,418	223	16,971
Q4 2017	February 5, 2018	February 12, 2018	0.4883	11,566	7,765	520	19,851
Q1 2018	May 7, 2018	May 14, 2018	0.5110	12,103	8,126	819	21,048
Q2 2018	August 6, 2018	August 13, 2018	0.5348	12,668	8,504	1,134	22,306
Q3 2018	November 5, 2018	November 13, 2018	0.5597	13,258	8,901	1,462	23,621
Q4 2018	February 4, 2019	February 11, 2019	0.5858	13,876	9,316	2,421	25,613
Q1 2019	May 6, 2019	May 13, 2019	0.6132	14,534	9,751	3,507	27,792
Q2 2019	August 5, 2019	August 12, 2019	0.6418	25,418	—	4,640	30,058
Q3 2019	November 4, 2019	November 12, 2019	0.6716	26,598	—	5,820	32,418

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the LTIP.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

(2)	See Conversion of Subordinated Units, below.

(3)	In November 2019, we acquired all of Noble’s IDRs. See Note 3. Transactions with Affiliates.

(4)
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
Cash Distributions On January 23, 2020, the Board of our General Partner declared a quarterly cash distribution of $0.6878 per limited partner unit. The distribution will be paid on February 14, 2020, to unitholders of record on February 4, 2020.
Note 13. Net Income Per Limited Partner Unit
The Partnership’s net income is attributed to limited partners, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to Noble. For periods prior to the conversion of Subordinated Units and simplification of IDRs, we had more than one class of participating securities and we utilized the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include Common Units, Subordinated Units and IDRs.
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

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net Income Attributable to Noble Midstream Partners LP	$159,996	$162,734	$140,572
Less: Net Income Attributable to Incentive Distribution Rights	13,967	5,836	835
Net Income Attributable to Limited Partners	$146,029	$156,898	$139,737

Net Income Allocable to Common Units	$123,662	$93,875	$75,076
Net Income Allocable to Subordinated Units	22,367	63,023	64,661
Net Income Attributable to Limited Partners	$146,029	$156,898	$139,737

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$3.09	$3.96	$4.10
Subordinated Units	$3.86	$3.96	$4.10

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$3.08	$3.96	$4.10
Subordinated Units	$3.86	$3.96	$4.10

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	40,083	23,686	18,192
Subordinated Units	5,795	15,903	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	40,105	23,701	18,204
Subordinated Units	5,795	15,903	15,903

Antidilutive Restricted Units	54	24	4

Note 14. Leases
In the normal course of business, we enter into lease agreements to support our operations. We lease field equipment as well as water and pipeline transportation assets.
Operating Leases Our operating leases consist of field equipment and transportation assets. Our field equipment leases have fixed monthly payments over a minimum term with options to extend the rental period on a month-to-month basis. Our leased transportation assets have variable monthly payments (price per barrel throughput) over a minimum term with the option to extend on a year-to-year basis. Our operating and variable lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2019.
Finance Leases We lease water assets for use in the performance of our fresh water delivery services. The amount of the lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments. Our finance lease expense is recorded in depreciation and amortization expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2019. Interest expense for our finance lease is recorded in interest expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2019.
Short-Term Leases Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Short-term lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2019.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Balance Sheet Information ROU assets and lease liabilities are as follows:

(in thousands)	Balance Sheet Location	December 31, 2019
Assets
Operating (1)	Other Noncurrent Assets	$2,743
Finance (2)	Total Property, Plant and Equipment, Net	3,869
Total ROU Assets		$6,612
Liabilities
Current
Operating	Other Current Liabilities	$2,471
Finance	Other Current Liabilities	—
Noncurrent
Operating	Other Noncurrent Liabilities	259
Finance (3)	Long-Term Debt	2,005
Total Lease Liabilities		$4,735

(1)	All of our operating leases mature between 2020 through 2021. Future operating lease payments of $2.5 million are due in 2020 and $0.3 million are due in 2021.

(2)	Finance lease assets are recorded net of accumulated amortization of $1.1 million as of December 31, 2019.

(3)	Our finance lease matures during 2021.
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
Omnibus Agreement Our omnibus agreement with Noble contractually requires us to pay a fixed annual fee of $6.9 million (prorated for the first year of service) to Noble for certain administrative and operational support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Noble controls our General Partner. The cap on the initial rate expired in September 2019 and we have commenced the annual redetermination process. See Note 3. Transactions with Affiliates.
Crude Oil Purchase Commitments An affiliate of Black Diamond enters into agreements to purchase crude oil from producers at market-based prices. The agreements do not contain provisions regarding fixed or minimum quantities of crude oil to be purchased.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Minimum commitments as of December 31, 2019 are as follows:

(in thousands)	Omnibus Fee (1)	Future Minimum Finance Lease Payments	Future Minimum Operating Lease Payments	Purchase Obligations (2)	Transportation Fees (3)	Surface Lease Obligations	Total
2020	$6,850	$—	$2,528	$4,947	$17,961	$215	$32,501
2021	—	2,005	260	—	33,101	216	35,582
2022	—	—	—	—	34,195	175	34,370
2023	—	—	—	—	34,879	175	35,054
2024	—	—	—	—	35,673	175	35,848
2025 and Beyond	—	—	—	—	60,809	3,857	64,666
Total	$6,850	$2,005	$2,788	$4,947	$216,618	$4,813	$238,021

(1)
Annual general and administrative fee we pay to Noble for certain administrative and operational support services being provided to us. The initial annual fee can be redetermined during 2020 and may be redetermined annually thereafter. As such, the amount included in the table above represents the annual fee as of December 31, 2019.

(2)
Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(3)	We have entered into long-term agreements with unaffiliated third parties to satisfy a substantial portion of our transportation commitment.
Note 16. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin and we recorded a de minimis state tax provision for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.
For periods prior to the Drop-Down and Simplification Transaction, our consolidated financial statements include a provision for tax expense on income related to the assets contributed to the Partnership. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. The following table presents our tax provision for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current	$541	$1,323	$1,221
Deferred	3,474	6,678	26,751
Tax Provision (1)	$4,015	$8,001	$27,972
Effective Tax Rate	1.6%	3.6%	14.8%

(1)	A substantial portion of our tax provision represents federal income taxes associated with the assets contributed in the Drop-Down and Simplification Transaction.
Net deferred tax assets and liabilities were classified in the consolidated balance sheets as follows:

(in thousands)	December 31, 2019	December 31, 2018
Deferred Tax Asset (1)	$—	$29,201
Deferred Tax Liability (2)	229	—

(1)
Our deferred tax asset is recorded within other noncurrent assets in our consolidated balance sheets. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for a discussion of the elimination of our deferred tax asset and liability prior to the Drop-Down and Simplification Transaction.

(2)	Our deferred tax liability is recorded within other noncurrent liabilities in our consolidated balance sheets.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Supplemental Quarterly Financial Information
(Unaudited)

Supplemental quarterly financial information is as follows:

(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total Revenues	$160,702	$170,660	$181,674	$190,765
Operating Income	71,987	60,564	81,271	69,644
Income Before Income Taxes	69,100	56,494	71,698	52,190
Net Income	67,791	55,763	70,519	51,394
Net Income Attributable to Limited Partners	40,052	31,769	34,812	39,396

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$1.01	$0.79	$0.88	$0.65
Subordinated Units	1.01	0.84	—	—
Year Ended December 31, 2018
Total Revenues	$113,225	$139,435	$154,925	$151,150
Operating Income	46,346	51,985	56,779	63,768
Income Before Income Taxes	48,181	54,408	57,160	64,971
Net Income	46,182	52,097	55,415	63,025
Net Income Attributable to Limited Partners	38,542	35,450	43,155	39,751

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$0.97	$0.90	$1.09	$1.00
Subordinated Units	0.97	0.90	1.09	1.00

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
Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019. Based on our assessment, our internal controls over financial reporting were effective. There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Director Independence
As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from Nasdaq corporate governance requirements, including:

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
As a result of these exemptions, our General Partner’s board of directors is not comprised of a majority of independent directors. Our board of directors does not currently intend to establish a nominating/corporate governance committee or a compensation committee. Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
We are, however, required to have an audit committee of at least three members, all of whom satisfy the independence and experience standards established by Nasdaq and the Exchange Act.
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
The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to the audit committee and our management, as necessary. Ms. Hallie A. Vanderhider (Chairperson), Mr. Martin Salinas and Mr. Andrew Viens comprise the members of the audit committee. The board of directors of our General Partner determined that each of Ms. Vanderhider, Mr. Salinas and Mr. Viens satisfy the definition of audit committee financial expert for purposes of the SEC’s rules and is independent under the standards of Nasdaq.
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
The conflicts committee is comprised of three members of the board of directors of our General Partner. The members of the conflicts committee are Mr. Salinas (Chairperson), Ms. Vanderhider and Mr. Viens. The members of our conflicts committee may not be officers or employees of our General Partner or directors, officers, or employees of any of its affiliates (including Noble), and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors.
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
Non-Management Executive Sessions and Unitholder Communications
During the fiscal year ended December 31, 2019, the non-management directors met four times in executive session. Ms. Vanderhider, as Chair of the Audit Committee, acted as presiding director in such sessions.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at Noble Midstream Partners LP, 1001 Noble Energy Way, Houston, Texas 77070. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the fiscal year ended December 31, 2019, our board of directors had ten meetings and our audit committee had four meetings. All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings. Each of our directors attended all of the meetings of the board of directors and audit committee on which such director served.
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

Directors and Executive Officers
Directors are appointed by Noble, the sole member of our General Partner, and hold office until their successors have been appointed or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table presents information for the directors and executive officers of our General Partner.

Name	Age	Position with Our General Partner
Brent J. Smolik	58	Chief Executive Officer and Director
Kenneth M. Fisher	58	Chairman of the Board of Directors
Thomas H. Walker	49	Director
Rachel G. Clingman	53	Director
Hallie A. Vanderhider	62	Director
Martin Salinas, Jr.	47	Director
Andrew E. Viens	65	Director
Thomas W. Christensen	37	Chief Financial Officer
Robin H. Fielder	39	President and Chief Operating Officer
Aaron G. Carlson	53	General Counsel and Secretary
Phillip S. Welborn	31	Chief Accounting Officer
Brent J. Smolik was appointed Chief Executive Officer in August 2019. Mr. Smolik is currently a director of the Partnership and President and Chief Operating Officer of Noble, positions he has held since November 2018. Before joining Noble, Mr. Smolik served as President, Chief Executive Officer and Chairman of the Board of EP Energy Corporation and EP Energy LLC from 2012 to 2017. He previously served as Executive Vice President of El Paso Corporation and President of the El Paso Exploration & Production Company. From 2004 to 2006, Mr. Smolik served as President of ConocoPhillips Canada and Burlington Resources Canada. From 1990 to 2004, he served in a variety of engineering and asset management positions of increasing responsibility for Burlington Resources Inc., including Chief Engineer. He began his career with ARCO Oil and Gas in 1984. Mr. Smolik holds a Bachelor’s Degree in Petroleum Engineering from Texas A&M University. Mr. Smolik previously served on the boards of directors of Cameron International Corporation, America’s Natural Gas Alliance, the Center for Hearing and Speech Foundation,  the Houston Zoo, the Independent Petroleum Association of America and the American Exploration and Production Council. We believe Mr. Smolik’s extensive knowledge of the oil and gas industry and executive leadership experience provides the board of directors of our General Partner with valuable experience and insight.
Kenneth M. Fisher was appointed as Chairman of the board of directors of our General Partner in October 2015. Mr. Fisher serves as Executive Vice President and Chief Financial Officer of Noble, which he was elected to in April 2014, previously serving as Senior Vice President and Chief Financial Officer from November 2009. Before joining Noble, Mr. Fisher served in a number of senior leadership roles at Shell from 2002 to 2009, including as Executive Vice President of Finance for Upstream Americas, Director of Strategy & Business Development for Royal Dutch Shell plc in The Hague, Executive Vice President of Strategy and Portfolio for Global Downstream in London and CFO of Shell Oil Products US responsible for US downstream finance operations including Shell Pipeline Company. Prior to joining Shell in 2002, Mr. Fisher held senior finance positions within business units of General Electric Company. Mr. Fisher currently serves on the board of directors of Apergy Corporation as a director and audit committee chairman and formerly served as a director of CONE Midstream Partners from May 2014 to December 2017. We believe Mr. Fisher’s industry and financial experience provides the board of directors of our General Partner with valuable experience in our industry and financial and accounting matters.
Thomas H. Walker was appointed to the board of directors of our General Partner in July 2018. Mr. Walker serves as Senior Vice President of Noble, which he was appointed to in February 2018, and is currently responsible for Noble’s U.S. Onshore operations. Mr. Walker previously served as Vice President of West Africa and the U.S. Gulf of Mexico from 2014 and Director of Strategic Planning, Environmental Analysis and Reserves, managed Noble’s operated West Africa assets, non-operated international assets and frontier business ventures and was a member of Noble’s business development team from 2007. Prior to joining Noble in 2007, Mr. Walker held various positions at Amoco and BP America. He currently serves as a member of the LSU Geology & Geophysics Alumni Council. We believe Mr. Walker’s extensive knowledge of the oil and gas industry and multi-basin operating management experience will provide the board of directors of our General Partner with valuable experience.
Rachel G. Clingman was appointed to the board of directors of our General Partner in August 2019. Ms. Clingman is Senior Vice President, General Counsel and Corporate Secretary for Noble. She joined Noble in 2018, bringing more than 25 years of industry experience, most recently as Vice President and General Counsel for the Global Petroleum and Americas Minerals businesses of BHP. Ms. Clingman started her career at a prominent international law firm. She has held various leadership positions within law firms and publicly-traded companies and has served as a registered lobbyist. Ms. Clingman holds

Bachelor’s Degrees in Philosophy and Political Science from Rice University, and a Law Degree from the University of Texas where she served on the Texas Law Review. We believe Ms. Clingman’s industry and legal experience provides the board of directors of our General Partner with valuable experience in our strategic, risk and legal matters.
Hallie A. Vanderhider was appointed to the board of directors of our General Partner in September 2016 and serves as chair of the audit committee and a member of the conflicts committee. Ms. Vanderhider currently serves as Managing Director of SFC Energy Management since January 2016 and as a director of EQT Corporation and Oil States International, Inc. since July 2019. She previously served as Managing Partner of Catalyst Partners, from May 2013 to June 2018, and as the President and Chief Operating Officer of Black Stone Minerals Company, from October 2007 to May 2013. She joined Black Stone in 2003 and served as Executive Vice President and Chief Financial Officer until being appointed as the President and Chief Operating Officer in 2007. Ms. Vanderhider served as Chief Financial Officer of EnCap Investments and served in a variety of positions at Damson Oil Corp., including as Chief Accounting Officer. In addition, she served on, or is serving on, the following boards: Mississippi Resources, from August 2014 to February 2016; PetroLogistics GP, from April 2013 to July 2014; Bright Horizons, from October 2013 to January 2016; Grey Rock Energy Management, from August 2013 to present; Armor Energy, from May 2016 to present; Frostwood Energy, from May 2016 to present; and Greystone Petroleum, from May 2016 to present. We believe that Ms. Vanderhider’s experience with master limited partnerships, the natural resource industry and financial statements provides the board of directors of our General Partner with valuable experience with respect to our industry and financial matters.
Martin Salinas, Jr. was appointed to the board of directors of our General Partner in October 2016 and is a member of the audit and conflicts committees. Mr. Salinas currently serves as a director of Green Plains Partners, which position he has held since July 2018. He previously served as Chief Executive Officer of Phase 4 Energy Partners from October 2015 to December 2016 and as Chief Financial Officer of Energy Transfer Partners, L.P. from June 2008 through April 2015. He joined Energy Transfer Partners, L.P. in 2004 and served as Controller and Vice-President of Finance until being appointed as Chief Financial Officer in 2008. In addition to serving as Chief Financial Officer for Energy Transfer Partners, Mr. Salinas also served as Sunoco Logistics, L.P.’s Chief Financial Officer and a member of the Board of Directors from October 2012 to April 2015 and as a member of the Board of Directors for Sunoco Partners, L.P. from March 2014 until April 2015. Prior to joining Energy Transfer Partners, L.P., Mr. Salinas worked at KPMG, LLP from September 1994 through August 2004 serving audit clients primarily in the oil and gas industry. Mr. Salinas was appointed to the board of directors for Green Plains Partners LP in July 2018. We believe that Mr. Salinas’ prior experience as an auditor and chief financial officer provides the board of directors of our General Partner with valuable experience with respect to our accounting and financial matters.
Andrew E. Viens was appointed to the board of directors of our General Partner in June of 2017. Mr. Viens was President, Global Marketing, for Phillips 66 until April 15, 2015, when he retired. He has 35 years of experience in various roles throughout the oil and gas and downstream industries. Mr. Viens was also a director on the DCP Midstream board from July 2012 until his retirement in April 2015. Before joining Phillips 66 in May 2012, he had held the same role with ConocoPhillips since March 2010. He had served as President, U.S. Marketing since May 2009. Previously, he held the position of General Manager, Commercial Marine from March 2007 to April 2009. He was appointed Manager, Heavy Products Trading in October 2003 after working as General Manager, Business Optimization. Prior to his career with ConocoPhillips, Mr. Viens worked for Tosco, and from April 1999 to the Phillips Petroleum acquisition of Tosco and through the Conoco and Phillips merger, he served as Manager of Wholesale Marketing and Diversified Business. His Tosco career had started in 1997 when he moved to Tempe as Manager of Product Supply and Trading. We believe Mr. Viens’s extensive marketing and downstream experience provides the board of directors of our General Partner with valuable knowledge and insight.
Thomas W. Christensen was appointed Chief Financial Officer in September 2019 after serving as interim Chief Financial Officer since July 2019. Mr. Christensen has also held the position of Chief Accounting Officer since August 2016. He previously served as Corporate Finance Manager in Noble’s Treasury group and joined Noble upon its acquisition of Rosetta Resources in July 2015. While at Rosetta, Mr. Christensen served in positions of increasing responsibility, including most recently serving as its Assistant Controller overseeing SEC reporting, corporate accounting, income taxes and technical accounting matters. He began his career as an auditor in PricewaterhouseCoopers’ energy practice in Houston. Mr. Christensen is also a certified public accountant.
Robin H. Fielder was appointed President and Chief Operating Officer in January 2020. Ms. Fielder served as President, Chief Executive Officer and Director of the general partners of Western Midstream Operating LP (formerly Western Gas Partners LP) and Western Midstream Partners LP (formerly Western Gas Equity Partners LP) from January 2019 to August 2019, and as President and Director of the general partners from November 2018 to January 2019. She also served as Senior Vice President, Midstream of Anadarko Petroleum Corporation (“Anadarko”) from November 2018 to August 2019. Prior to these positions, Ms. Fielder served in positions of increasing responsibility at Anadarko, including Vice President, Investor Relations from September 2016 to November 2018, Midstream Corporate Planning Manager from December 2015 to September 2016, Director, Investor Relations from June 2014 to December 2015 and General Manager, Carthage/North Louisiana from June 2013 to June 2014. Prior to serving in these roles, she held various exploration and operations engineering positions at

Anadarko in both the U.S. onshore and the deepwater Gulf of Mexico. Ms. Fielder holds a Bachelor of Science degree in petroleum engineering from Texas A&M University and is a registered Professional Engineer in the state of Texas and a member of the Society of Petroleum Engineers.
Aaron G. Carlson was appointed General Counsel and Secretary in June 2019. Mr. Carlson joined Noble in April 2003 after spending seven years in private practice. He served in positions of increasing responsibility within Noble’s Legal Department, including Vice President, Deputy General Counsel and Corporate Secretary, before serving in the role of Vice President of Land, Marketing and Production Reporting from May 2018 to July 2019. Mr. Carlson also serves in the position of Vice President of Land for Noble.
Phillip S. Welborn was appointed Chief Accounting Officer in October 2019. He joined Noble in June 2010 and has served in various positions of increasing responsibility within Noble’s accounting department from June 2010 to July 2019. From July 2019 to October 2019, Mr. Welborn served as the Director of Accounting for L. Energy International, LLC. Mr. Welborn is a certified public accountant.
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
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2019.

Item 11.  Executive Compensation
Compensation Discussion and Analysis
Neither we nor our General Partner employ any of the individuals who serve as executive officers of our General Partner and are responsible for managing our business. We are managed by our General Partner; however, the executive officers of our General Partner are employees of Noble and, as described below, may provide additional services to Noble and its affiliates unrelated to our business. Because our General Partner’s executive officers are employed by Noble, compensation of our executive officers is set and paid by Noble under its compensation programs. While Noble and our General Partner have not entered into any employment agreements with any of its executive officers, we and our General Partner have entered into the Omnibus Agreement, dated as of September 20, 2016, as amended (the “Omnibus Agreement”), and the Operational Services and Secondment Agreement, dated as of September 20, 2016 (the “Operational Services Agreement”), in each case, with Noble. Pursuant to the terms of the Operational Services Agreement, we reimburse Noble for the portion of our Chief Executive Officer and Chief Operating Officer’s compensation that is attributable to the management of the operational aspects of our business. Pursuant to the terms of the Omnibus Agreement, we pay an annual fixed administrative fee to Noble, which covers the services provided to us by our other executive officers. Except with respect to awards that may be granted under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP”), our executive officers do not receive any separate compensation from us for their services to our business or as executive officers of our General Partner.
Named Executive Officers
For 2019, our Named Executive Officers (“Named Executive Officers” or “NEOs”) were:

•	Brent J. Smolik, Chief Executive Officer and Chief Operating Officer;

•	Thomas W. Christensen, Chief Financial Officer and Former Chief Accounting Officer;

•	Aaron G. Carlson, General Counsel and Secretary;

•	Phillip S. Welborn, Chief Accounting Officer;

•	Terry R. Gerhart, Former Chief Executive Officer;

•	John F. Bookout, IV, Former Chief Financial Officer;

•	John C. Nicholson, Former Chief Operating Officer; and

•	Harry R. Beaudry, Former General Counsel and Secretary.
Mr. Smolik was appointed Chief Executive Officer and Chief Operating Officer of our General Partner in August 2019. Mr. Smolik is also an executive officer of Noble, and he devotes a portion of his time to his role at Noble and spends time, as needed, managing our business and affairs. During 2019, Mr. Smolik devoted approximately 25% of his time to managing our business and affairs.
Mr. Christensen was appointed Chief Financial Officer of our General Partner in June 2019. He previously served as Chief Accounting Officer of our General Partner until Mr. Welborn’s appointment to such position. Mr. Christensen devotes substantially all of his time to us and our General Partner.
Mr. Carlson was appointed as General Counsel and Secretary of our General Partner in June 2019. During 2019, Mr. Carlson devoted approximately 50% of his time to managing our business and affairs.
Mr. Welborn was appointed as Chief Accounting Officer of our General Partner in October 2019. Before his appointment as Chief Accounting Officer of our General Partner, Mr. Welborn was previously employed by Noble until he resigned in June 2019, and then was re-hired by Noble to serve as our Chief Accounting Officer. Mr. Welborn devotes substantially all of his time to us and our General Partner.
Mr. Gerhart resigned from his position as Chief Executive Officer of our General Partner effective August 9, 2019. Mr. Gerhart, who was also an executive officer of Noble, devoted a portion of his time to his role at Noble and spent time, as needed, managing our business and affairs. Before his resignation, Mr. Gerhart devoted approximately 60% of his time to managing our business and affairs.
Mr. Bookout resigned from his position as Chief Financial Officer effective June 28, 2019. Before his resignation, Mr. Bookout devoted substantially all of his time to us and our General Partner.
Mr. Nicholson resigned from his position as Chief Operating Officer of our General Partner effective August 9, 2019. Before his resignation, Mr. Nicholson devoted substantially all of his time to us and our General Partner.
Mr. Beaudry resigned from his position as General Counsel and Secretary of our General Partner effective April 5, 2019. Before his resignation, Mr. Beaudry devoted approximately 50% of his time to managing our business and affairs.

Elements of Compensation
Noble provides compensation to our executives in the form of base salaries, annual short-term cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements. Noble aims to balance at-risk or contingent compensation, provided in the form of annual short-term cash incentive awards and long-term equity incentive awards, with fixed compensation, provided in the form of a base salary. For 2019, a substantial portion of the target compensation of each of our Named Executive Officers was at-risk.
The following discussion sets forth a more detailed explanation of the elements of Noble’s compensation programs as they relate to our Named Executive Officers.
Base Salary
Base salary is designed to provide a competitive fixed rate of pay recognizing employees’ different levels of responsibility and performance. In setting an executive’s base salary, Noble considers several factors, including external market data, the executive’s role and responsibilities at Noble, and the executive’s skills, experience, expertise and performance. The table below sets forth the base salary as of December 31, 2019, other than with respect to Messrs. Gerhart, Bookout, Nicholson and Beaudry, for which it provides the base salary of such Named Executive Officers as of their respective resignation dates. The amounts set forth below are pro-rated to reflect the portion of the expense allocated to us by Noble based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business, as described above under “Named Executive Officers.”

Name	Base Salary ($)
Brent J. Smolik	187,500
Thomas W. Christensen	250,000
Aaron G. Carlson	160,850
Phillip S. Welborn	190,000
Terry R. Gerhart	249,000
John F. Bookout, IV	253,960
John C. Nicholson	250,970
Harry R. Beaudry	141,625

We experienced some transition among the individuals serving as our Named Executive Officers in 2019. In connection with these changes in responsibility and title, Noble adjusted base salary to reflect promotions to new positions as follows (prorated to reflect the amount of time allocated to us): Mr. Christensen experienced a 25% salary increase to $250,000 in connection with his promotion to Chief Financial Officer and Mr. Welborn experienced a 53% salary increase to $190,000 in connection with his promotion to Chief Accounting Officer. The base salary for each of Messrs. Smolik and Carlson did not change in connection with their appointments as Chief Executive Officer and as General Counsel and Secretary, respectively. As part of our routine compensation review process, our other Named Executive Officers received the following increases to base salary in 2019 (on a pro-rated basis, to reflect the amount of time allocated to us):

•	for Mr. Gerhart, a 5% increase from $237,000 to $249,000;

•	for Mr. Bookout, a 10% increase from $230,000 to $253,960;

•	for Mr. Nicholson, a 9% increase from $230,000 to $250,970; and

•	for Mr. Beaudry, a 3% increase from $137,500 to $141,625.

Short-Term Incentive Plan
Our Named Executive Officers are eligible to receive awards under Noble’s short-term incentive plan (the “STIP”). The STIP provides participants with an opportunity to earn performance-based annual cash bonus awards. Target annual bonus levels are established at or before the beginning of each year by Noble and are based on a percentage of the NEO’s base salary. The table below provides the annual bonus targets for the Named Executive Officers for 2019.

Name	Target (as a % of Base Salary)
Brent J. Smolik	110%
Thomas W. Christensen	35%
Aaron G. Carlson	45%
Phillip S. Welborn (1)	30%
Terry R. Gerhart (2)	65%
John F. Bookout, IV (2)	35%
John C. Nicholson (2)	35%
Harry R. Beaudry (2)	35%

(1)	As Mr. Welborn resigned in June 2019 and was re-hired in October 2019, Mr. Welborn’s 2019 STIP award will be pro-rated for the portion of 2019 following his re-hire.

(2)	As a result of their resignations in 2019, each of Messrs. Gerhart, Bookout, Nicholson and Beaudry were not eligible to receive a payout under the STIP.
The 2019 STIP is weighted 60% on quantitative measures and 40% on qualitative measures. The performance goals are designed to motivate performance and compensate employees for annual contributions. Based on the results of Noble’s performance versus its qualitative and quantitative targets, Noble arrived at an overall company performance factor of 180% of target for the 2019 STIP. For more information regarding the STIP, including a discussion of the performance metrics on which it is based, read Noble’s 2020 Proxy Statement (which is not, and shall not be deemed to be, incorporated by reference herein), which we expect will be filed with the SEC not later than 120 days subsequent to December 31, 2019 (“Noble’s 2020 Proxy Statement”).
2019 STIP Payments
The cash payout under the STIP will occur in March 2020, and the following table shows the final STIP payouts to our Named Executive Officers:

Name	2019 STIP Payout ($)
Brent J. Smolik	408,375
Thomas W. Christensen	174,150
Aaron G. Carlson	138,905
Phillip S. Welborn	17,243
Terry R. Gerhart (1)	—
John F. Bookout, IV (1)	—
John C. Nicholson (1)	—
Harry R. Beaudry (1)	—
(1) As a result of their resignations in 2019, each of Messrs. Gerhart, Bookout, Nicholson and Beaudry were not eligible to receive a payout under the STIP.
Long-Term Equity-Based Compensation Awards
Our Named Executive Officers are eligible to receive awards under the LTIP and under Noble’s long-term equity compensation programs.
Time-Based Restricted Units
The board grants time-based restricted units under our LTIP to provide a retention incentive to the Named Executive Officers and to align the interests of our Named Executive Officers with our unitholders.

In February 2019, Messrs. Christensen, Welborn, Gerhart, Bookout, Nicholson and Beaudry received a grant of time-based restricted units under the LTIP. The restricted units will vest, subject to the conditions set forth in the applicable award agreements, as follows:

Vesting Date (1)	Portion of the Restricted Units that Become Vested
February 1, 2020	20%
February 1, 2021	30%
February 1, 2022	50%

(1)	Messrs. Welborn, Gerhart, Bookout, Nicholson and Beaudry resigned in 2019, and their grants were immediately forfeited and canceled and thus will not vest according to this schedule.
Also during February 2019, Messrs. Christensen, Bookout and Nicholson received a grant of time-based restricted units under the LTIP scheduled to vest in full on the third anniversary of the grant date, which is February 1, 2022. However, Messrs. Bookout and Nicholson resigned in 2019 and their February 2019 grants were immediately forfeited and canceled.
In August 2019, Mr. Christensen received an additional grant of time-based restricted units under the LTIP in connection with his appointment as Chief Financial Officer, which award is scheduled to vest in full on the third anniversary of the grant date. Mr. Christensen’s restricted units will become fully vested, subject to his continued employment and the conditions set forth in the applicable award agreements, on August 5, 2022.
Noble Equity Compensation Awards
Under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (the “1992 Plan”), as amended from time to time, and subsequently superseded and replaced by the Noble Energy, Inc. 2017 Long-Term Incentive Plan (the “2017 Plan”), as amended from time to time, our Named Executive Officers may receive grants of stock options, restricted stock, phantom units and performance share awards. Equity‑based awards under the 2017 Plan received by our Named Executive Officers in 2019 included time-based restricted shares, time-based phantom units, performance share awards and stock options.
In February 2019, all of our Named Executive Officers received a grant of time-based restricted shares under the 2017 Plan. The time-based restricted shares will vest, subject to the terms set forth in the applicable award agreements, as follows:

Vesting Date (1)	Portion of the Restricted Shares that Become Vested (2)
February 1, 2020	40%
February 1, 2021	40%
February 1, 2022	20%

(1)	Mr. Gerhart resigned in 2019 and his grant of time-based restricted shares was immediately forfeited and canceled in connection with his resignation.

(2)	The above vesting schedule applies to the grant of time-based restricted shares awarded to Messrs. Smolik, Carlson and Gerhart.

Vesting Date (1)	Portion of the Restricted Shares that Become Vested (2)
February 1, 2020	25%
February 1, 2021	40%
February 1, 2022	35%

(1)
Messrs. Welborn, Bookout, Nicholson and Beaudry resigned in 2019 and their grants of time-based restricted shares were immediately forfeited and canceled in connection with their respective resignations.

(2)	The above vesting schedule applies to the grant of time-based restricted shares awarded to Messrs. Christensen, Welborn, Bookout, Nicholson and Beaudry.
In February 2019, Messrs. Smolik, Carlson and Gerhart received a grant of performance-based restricted stock. These performance-based restricted shares vest in full on the third anniversary of the grant date if certain performance metrics are achieved and subject to the executive’s continuous employment through the vesting date. The performance awards granted to Mr. Gerhart in February 2019 were immediately forfeited and canceled on the occurrence of his resignation in August 2019.
In February 2019, all of our Named Executive Officers received a grant of phantom units. Phantom units are the economic equivalent of one share of Noble stock. The phantom units vest in full on the third anniversary of the date of grant and will be settled in cash, subject to the applicable Named Executive Officer’s continued employment through such vesting date. Messrs. Welborn, Gerhart, Bookout, Nicholson and Beaudry resigned in 2019 and their grants of phantom units were immediately forfeited and canceled in connection with their respective resignations.

In February 2019, Messrs. Smolik and Gerhart received a grant of stock options under the 2017 Plan. One-third of the stock options become exercisable on each of the first, second, and third anniversaries of the date of grant, subject to the applicable Named Executive Officer’s continued employment through such vesting date. The stock options granted to Mr. Gerhart in February 2019 were immediately forfeited and canceled on the occurrence of his resignation in August 2019.
For more information regarding the awards made pursuant to the equity plans maintained by Noble, read Noble’s 2020 Proxy Statement.
Cash Retention Awards
Noble is focused on retaining the management team to ensure business continuity and continued strong safety, environmental and operational performance. To incentivize continued employment during Noble’s midstream strategic review, on April 25, 2019, Messrs. Christensen, Welborn, Bookout and Nicholson were each awarded a one-time, cash retention award equal to $250,000, $100,000, $500,000 and $500,000, respectively. Noble linked the ability to earn the cash retention awards to each Named Executive Officer’s continued employment through the earlier to occur of (i) a completion of the sale of the Partnership and completion of all related sale transition activities or (ii) April 25, 2022. Each of Messrs. Welborn, Bookout and Nicholson forfeited their ability to earn the cash retention awards upon their respective resignations.
Retirement and Additional Benefits
Our Named Executive Officers are also eligible to participate in the employee benefit plans and programs that Noble offers to its employees, subject to the terms and eligibility requirements of those plans. During 2019, our Named Executive Officers participated in Noble’s 401(k) plan. Noble provides dollar-for-dollar matching contributions up to 6% of a participant’s eligible compensation. In addition, Noble makes the following age-weighted contributions to the 401(k) plan for each participant, including the Named Executive Officers:

Age of Participant	Contribution Percentage (Below the Social Security Wage Base)	Contribution Percentage (Above the Social Security Wage Base)
Under 35	4%	8%
At Least 35 but Under 48	7%	10%
48 and Over	9%	12%
In addition, Messrs. Smolik, Carlson and Gerhart are eligible to participate in the Noble Energy, Inc. 2005 Deferred Compensation Plan (the “Noble 2005 Deferred Compensation Plan”) under which participants may elect to defer portions of their salary and bonus and to receive certain matching, age-weighted and transition contributions that would have been made to Noble’s 401(k) plan, if the 401(k) plan had not been subject to the Internal Revenue Code of 1986, as amended (the “Code”), compensation and contribution limitations.
Post-Employment Compensation Programs
Noble maintains the 2016 Severance Benefit Plan (the “Severance Plan”), which provides severance benefits to certain eligible employees, including our Named Executive Officers, upon their termination of employment in connection with a designated reduction in force. Noble also maintains the 2016 Change of Control Severance Plan and the 2016 Change of Control Severance Plan for Executives (the “COC Plans”). Mr. Smolik participates in the 2016 Change of Control Severance Plan for Executives and Messrs. Christensen, Carlson and Welborn participate in the 2016 Change of Control Severance Plan. The COC Plans provide for certain severance benefits upon an involuntary termination of employment within two years (and in certain circumstances, only one year) following a change of control of Noble.
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

Other Compensation Items
Tax and Accounting Implications
We account for equity compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, which require us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation, such as the compensation reimbursed pursuant to our Operational Services Agreement, as an expense at the time the obligation is accrued. The board has taken into account the tax implications to us in its decision to grant equity incentive awards in the form of restricted units, as opposed to options or unit appreciation rights.
Unit Ownership Guidelines
We maintain unit ownership guidelines for our officers and non-employee directors. We believe that these guidelines reinforce the alignment of the long‑term interests of our Named Executive Officers and unitholders and help discourage excessive risk-taking. Each Named Executive Officer is expected to hold Common Units with a value equal to at least their base salary. The Named Executive Officers have five years from the later of (i) the date of appointment and (ii) the date of our initial public offering to achieve compliance. Named Executive Officers who are not in compliance with the unit ownership guidelines will be required to retain 50% of any net units they subsequently acquire upon vesting until the required ownership multiple is achieved. As of February 10, 2020, all Named Executive Officers were in compliance with the guidelines or were within the permitted time frame to come into compliance with the guidelines.
Risk Assessment
We are managed and operated by the officers of our General Partner, and employees of Noble provide services to us through the Operational Services Agreement and the Omnibus Agreement. Other than with respect to equity incentive awards approved by the board pursuant to the LTIP, we do not have any compensation policies or practices that need to be assessed or evaluated for the effect on our operations. The board believes that the grant of equity incentive awards pursuant to the LTIP does not encourage excessive and unnecessary risk taking, and the level of risk that it does encourage is not reasonably likely to have a material adverse effect on us. For an analysis of any risks arising from Noble’s compensation policies and practices, read Noble’s 2020 Proxy Statement.
Actions Taken Following Fiscal-Year End
In January 2020, the board approved awards of restricted units to each of Messrs. Christensen, Carlson and Welborn under the LTIP, which vest one-third on each of the first, second, and third anniversaries of the date of grant.
Compensation Committee Interlocks and Insider Participation
As a limited partnership, the board of directors of our General Partner is not required by the rules of Nasdaq to have a compensation committee. None of the executive officers of our General Partner serve on the board of directors or compensation committee of a company that has an executive officer that serves on the board of directors of our General Partner. No member of the board of directors of our General Partner is an executive officer of a company in which one of the executive officers of our General Partner serves as a member of the board of directors or compensation committee of that company.
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

Submitted by:	Brent J. Smolik
Kenneth M. Fisher
Thomas H. Walker
Rachel G. Clingman
Hallie A. Vanderhider
Martin Salinas, Jr.
Andrew E. Viens

Summary Compensation Table
The following summarizes the total compensation paid to our Named Executive Officers for their services to us during the fiscal years ending December 31, 2019, December 31, 2018, and December 31, 2017. Except as specifically noted, the amounts included in the table below reflect the portion of the expense allocated to us by Noble based on the percentage of each Named Executive Officer’s overall working time was devoted to our business for the applicable fiscal year, as described above under “Compensation Discussion and Analysis—Named Executive Officers” and in the footnotes below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (7)	Option Awards ($) (8)	Non-Equity Incentive Compensation ($) (9)	All Other Compensation ($) (10)	Total ($)
Brent J. Smolik (Chief Executive Officer and Director) (1)	2019	187,500	—	976,760	153,749	408,375	54,471	1,780,855
Thomas W. Christensen (Chief Financial Officer) (2)	2019	221,366	—	339,698	—	174,150	59,434	794,648
	2018	194,070	—	85,374	—	53,485	34,985	367,914
	2017	177,424	—	150,259	20,434	65,673	30,019	443,809
Aaron G. Carlson (General Counsel & Secretary) (3)	2019	160,406	—	209,012	—	138,905	43,969	552,292
Philip S. Welborn (Chief Accounting Officer) (2)	2019	105,912	—	37,176	—	17,243	10,591	170,922
Terry R. Gerhart (Former Chief Executive Officer and Director) (4)	2019	188,390	—	864,444	49,499	—	40,375	1,142,708
	2018	234,536	—	794,961	45,000	131,421	47,498	1,253,416
	2017	—	—	139,984	—	—	5,585	145,569
John F. Bookout, IV (Former Chief Financial Officer) (5)	2019	157,988	—	354,227	—	—	8,014	520,229
	2018	230,000	—	625,834	—	79,407	52,915	988,156
	2017	184,423	10,000	241,290	20,447	129,423	29,777	615,360
John C. Nicholson (Former Chief Operating Officer) (5)	2019	185,445	—	354,227	—	—	11,127	550,799
	2018	230,000	—	627,963	—	79,407	53,916	991,286
	2017	189,423	—	277,613	29,212	112,864	31,836	640,948
Harry R. Beaudry (Former General Counsel & Secretary) (6)	2019	57,873	—	144,708	—	—	3,473	206,054
	2018	132,019	—	231,236	—	39,216	27,960	430,431

(1)	For 2019, Mr. Smolik devoted approximately 25% of his overall working time to our business and the amounts reported are prorated to reflect this.

(2)	Messrs. Christensen and Welborn devote substantially all of their overall working time to our business. Therefore, the amounts disclosed for 2019 are reported in full, without any proration.

(3)	For 2019, Mr. Carlson devoted approximately 50% of his overall working time to our business and the amounts reported are prorated to reflect this.

(4)
For 2019 and 2018, Mr. Gerhart devoted approximately 60% of his overall working time to our business, and the amounts reported for 2019 and 2018, other than with respect to any amount associated with equity awards under our LTIP, are prorated to reflect this. For 2017, Mr. Gerhart devoted approximately 15% of his overall working time to our business, and during 2017, the compensation received from Noble in relation to the services he provided for us did not comprise a material amount of his total compensation. Mr. Gerhart resigned August 9, 2019. Mr. Gerhart’s 2019 equity awards were forfeited on his resignation date.

(5)
Messrs. Bookout and Nicholson devoted substantially all of their overall working time to our business. Therefore, the amounts disclosed for 2019 are reported in full, without any proration. Mr. Bookout resigned June 28, 2019 and Mr. Nicholson resigned August 9, 2019. Messrs. Bookout and Nicholson’s 2019 equity awards were forfeited on their resignation dates.

(6)
For 2019 and 2018, Mr. Beaudry devoted approximately 50% of his overall working time to our business, and the amounts reported for 2019 and 2018, other than with respect to any amount associated with equity awards under our LTIP, are prorated to reflect this. Mr. Beaudry resigned effective April 5, 2019. Mr. Beaudry’s 2019 equity awards were forfeited on his resignation date.

(7)
The amounts in this column reflect the aggregate grant date fair value of phantom units and restricted stock awarded under the 2017 Plan and of restricted units awarded under our LTIP, each of which were computed in accordance with FASB ASC Topic 718. For more information regarding the restricted units, see Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2019 included herein. For more information regarding the restricted stock and phantom units, see Noble’s Form 10-K for the year ended December 31, 2019 (which is not, and shall not be deemed to be, incorporated by reference herein).

(8)
The amounts in this column reflect the aggregate grant date fair value of non-qualified stock options granted under Noble’s 2017 Plan computed in accordance with FASB ASC Topic 718. For more information regarding the stock options, see Noble’s Form 10-K for the year ended December 31, 2019 (which is not, and shall not be deemed to be, incorporated by reference herein).

(9)	Reflects payments under the STIP based on the achievement of certain performance goals during the applicable fiscal year. The STIP awards for 2019 will be paid in March of 2020.

(10)	All other compensation for 2019 includes the following payments and benefits:

Name	401(k) Matching Contributions ($)	401(k) Retirement Savings Contributions ($)	Deferred Compensation Plan Registrant Contributions ($)(a)	Accrued Dividends ($)	Total All Other Compensation ($)
Brent J. Smolik	4,200	5,050	23,503	21,718	54,471
Thomas W. Christensen	13,282	18,150	—	28,002	59,434
Aaron G. Carlson	8,400	10,100	22,343	3,126	43,969
Phillip S. Welborn	6,355	4,236	—	—	10,591
Terry R. Gerhart	10,080	12,330	17,965	—	40,375
John F. Bookout, IV	8,014	—	—	—	8,014
John C. Nicholson	11,127	—	—	—	11,127
Harry R. Beaudry	3,473	—	—	—	3,473
(a)The following amounts were credited to the following Named Executive Officer’s accounts under the Noble 2005 Deferred Compensation Plan:

	Year	Matching Contribution ($)	Transition Contribution ($)	Retirement Savings Contribution ($)	Total Deferred Compensation Plan Registrant Contributions ($)
Brent J. Smolik	2019	7,050	—	16,453	23,503
Aaron G. Carlson	2019	8,400	6,788	7,155	22,343
Terry R. Gerhart	2019	10,080	—	7,885	17,965

Grants of Plan-Based Awards
The table below sets forth information regarding grants of plan-based awards made to our Named Executive Officers during 2019. Except for the restricted units granted under our LTIP, the number of securities and dollar amounts set forth on the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2019, as described above under “Compensation Discussion and Analysis—Named Executive Officers.”

Name	Approval Date (1)	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(10)
			Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Brent J. Smolik	1/28/2019	2/1/2019	—	206,250	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	11,445	22,890	45,779	—		—		—	618,017
	1/28/2019	2/1/2019	—	—	—	—	—	—	11,445	(4)	—		—	256,248
	1/28/2019	2/1/2019	—	—	—	—	—	—	4,578	(5)	—		—	102,496
	1/28/2019	2/1/2019	—	—	—	—	—	—	—		20,310	(9)	22.39	153,749
Thomas W. Christensen	1/28/2019	2/1/2019	—	87,500	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	—	—	—	1,856	(4)	—		—	41,556
	1/28/2019	2/1/2019	—	—	—	—	—	—	795	(5)	—		—	17,800
	1/28/2019	2/1/2019	—	—	—	—	—	—	1,855	(6)	—		—	59,360
	1/28/2019	2/1/2019	—	—	—	—	—	—	3,781	(7)	—		—	120,992
	8/2/2019	8/5/2019	—	—	—	—	—	—	3,636	(8)	—		—	99,990
Aaron G. Carlson	1/28/2019	2/1/2019	—	72,383	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	1,319	2,638	5,275	—		—		—	71,213
	1/28/2019	2/1/2019	—	—	—	—	—	—	4,396	(4)	—		—	98,426
	1/28/2019	2/1/2019	—	—	—	—	—	—	1,759	(5)	—		—	39,373
Philip S. Welborn	1/28/2019	2/1/2019	—	57,000	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	—	—	—	581	(4)	—		—	13,009
	1/28/2019	2/1/2019	—	—	—	—	—	—	249	(5)	—		—	5,575
	1/28/2019	2/1/2019	—	—	—	—	—	—	581	(6)	—		—	18,592
Terry R. Gerhart	1/28/2019	2/1/2019	—	161,850	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	3,685	7,369	14,738	—		—		—	198,968
	1/28/2019	2/1/2019	—	—	—	—	—	—	3,685	(4)	—		—	82,498
	1/28/2019	2/1/2019	—	—	—	—	—	—	1,474	(5)	—		—	32,994
	1/28/2019	2/1/2019	—	—	—	—	—	—	17,187	(6)	—		—	549,984
	1/28/2019	2/1/2019	—	—	—	—	—	—	—		6,539	(9)	22.39	49,499
John F. Bookout, IV	1/28/2019	2/1/2019	—	88,886	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	—	—	—	2,733	(4)	—		—	61,192
	1/28/2019	2/1/2019	—	—	—	—	—	—	1,171	(5)	—		—	26,219
	1/28/2019	2/1/2019	—	—	—	—	—	—	2,732	(6)	—		—	87,424
	1/28/2019	2/1/2019	—	—	—	—	—	—	5,606	(7)	—		—	179,392
John C. Nicholson	1/28/2019	2/1/2019	—	87,840	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	—	—	—	2,733	(4)	—		—	61,192
	1/28/2019	2/1/2019	—	—	—	—	—	—	1,171	(5)	—		—	26,219
	1/28/2019	2/1/2019	—	—	—	—	—	—	2,732	(6)	—		—	87,424
	1/28/2019	2/1/2019	—	—	—	—	—	—	5,606	(7)	—		—	179,392
Harry R. Beaudry	1/28/2019	2/1/2019	—	49,569	—	—	—	—	—		—		—	—
	1/28/2019	2/1/2019	—	—	—	—	—	—	1,508	(4)	—		—	33,764
	1/28/2019	2/1/2019	—	—	—	—	—	—	646	(5)	—		—	14,464
	1/28/2019	2/1/2019	—	—	—	—	—	—	3,015	(6)	—		—	96,480

(1)
All grants were approved by our board or by Noble (or its board of directors or compensation committee), as applicable, on the approval date set forth above, but such grants became effective and were valued on the grant date set forth above.

(2)
The amounts in this column represent the target payouts under Noble’s STIP. There are no threshold or maximum amounts under the STIP. Actual payouts under the STIP were determined based on Noble’s achievement against specified performance measures. For more information, see the section entitled “Compensation Discussion and Analysis—Short-Term Incentive Plan” above.

(3)
The amounts in these columns represent the threshold, target and maximum number of shares that may be issued in settlement of performance awards granted under the 2017 Plan. The performance awards will vest February 1, 2022 if the specified performance goals are satisfied, subject to the applicable Named Executive Officer’s continued employment through such vesting date. These performance shares held by Mr. Gerhart were forfeited in connection with his resignation in 2019.

(4)
Represents the shares of restricted stock awarded under the 2017 Plan. The restricted shares will vest according to the following schedule: 40% on the first and second anniversaries of the date of grant and 20% on the third anniversary of the date of grant. Dividends declared on shares of restricted stock are accrued during the three-year restricted period and will be paid upon vesting of restricted shares. The restricted shares held by Messrs. Welborn, Gerhart, Bookout, Nicholson and Beaudry were forfeited in connection with their resignations in 2019.

(5)
Represents phantom units awarded under the 2017 Plan. Phantom units are the economic equivalent of one share of Noble stock. The award will vest 100% on the third anniversary date of the grant and will settle in cash, subject to the applicable Named Executive Officer’s continued employment through such vesting date. Dividends declared on shares underlying the phantom units are accrued during the three-year restricted period and will be paid upon vesting of the phantom units. These phantom units held by Messrs. Welborn, Gerhart, Bookout, Nicholson and Beaudry were forfeited in connection with their resignations in 2019.

(6)
These grants of restricted units under our LTIP became vested as to 20% on February 1, 2020 and will become vested as to 30% on February 1, 2021 and 50% on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through each vesting date. These restricted units held by Messrs. Welborn, Gerhart, Bookout, Nicholson and Beaudry were forfeited in connection with their resignations in 2019.

(7)
These grants of restricted units under our LTIP will become vested on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through such vesting date. These restricted units held by Messrs. Bookout and Nicholson were forfeited in connection with their resignations in 2019.

(8)	These grants of restricted units under our LTIP will become vested on August 5, 2022, subject to Mr. Christensen’s continued employment through such vesting date.

(9)
These non-qualified stock options granted under the 2017 Plan became exercisable as to 1/3 of the shares of Noble stock underlying each option on February 1, 2020 and will become exercisable as to 1/3 of the shares on each of February 1, 2021, and February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through each vesting date. These options held by Mr. Gerhart were forfeited in connection with his resignation in 2019.

(10)
Reflects the aggregate grant date fair value of (i) phantom units, restricted stock and non-qualified stock options granted under Noble’s 2017 Plan and (ii) restricted units granted under our LTIP, in each case computed in accordance with FASB ASC Topic 718. For more information regarding the restricted units granted under our LTIP, see Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2019. For more information regarding the phantom units, restricted stock and stock options granted under the 2017 Plan, see Noble’s Form 10-K for the year ended December 31, 2019 (which is not, and shall not be deemed to be, incorporated by reference herein).

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth information regarding stock options, restricted stock, performance share awards, phantom units and restricted units held by our Named Executive Officers as of December 31, 2019. Except for the restricted units granted under our LTIP, the number of securities set forth on the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2019, as described above under “Compensation Discussion and Analysis—Named Executive Officers.”

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested ($)(20)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(20)
Brent J. Smolik	9,758	19,516	(2)	25.17	11/16/2028	34,764	(5)	863,525	45,779	(18)	1,137,150
	—	20,310	(3)	22.39	2/1/2029	11,445	(6)	284,288	—		—
	—	—		—		4,578	(7)	113,711	—		—
Thomas W. Christensen	1,775	—		31.65	2/1/2026	259	(8)	6,434	—		—
	1,027	514	(4)	39.46	2/1/2027	464	(9)	12,324	—		—
	—	—		—	—	1,940	(10)	51,526	—		—
	—	—		—	—	1,106	(11)	27,473	—		—
	—	—		—	—	602	(12)	15,989	—		—
	—	—		—	—	1,856	(6)	46,103	—		—
	—	—		—	—	3,781	(13)	100,423	—		—
	—	—		—	—	1,855	(14)	49,269	—		—
	—	—		—	—	3,636	(15)	96,572	—		—
	—	—		—	—	795	(7)	19,748	—		—
Aaron G. Carlson	1,977	—		37.55	2/1/2020	887	(8)	22,021	5,867	(19)	145,736
	1,980	—		45.20	2/1/2021	1,369	(17)	34,006	5,275	(18)	131,031
	2,479	—		50.91	2/1/2022	4,396	(6)	109,197	—		—
	3,158	—		54.60	2/1/2023	1,759	(8)	43,694	—		—
	1,711	—		62.33	1/31/2024	—		—	—		—
	2,464	—		47.74	1/30/2025	—		—	—		—
	2,363	—		31.65	2/1/2026	—		—	—		—
	1,172	587	(4)	39.46	2/1/2027	—		—	—		—
	866	1,731	(16)	30.89	2/1/2028	—		—	—		—
Phillip S. Welborn	446	—		54.60	7/3/2020	—		—	—		—
	292	—		62.33	7/3/2020	—		—	—		—
	323	—		47.74	7/3/2020	—		—	—		—
	587	—		31.65	7/3/2020	—		—	—		—
	251	—		39.46	7/3/2020	—		—	—		—
Terry R. Gerhart	9,396	—		37.55	2/1/2020	—		—	—		—
	7,548	—		45.20	2/1/2021	—		—	—		—
	9,724	—		50.91	2/1/2022	—		—	—		—
	1,508	—		50.91	2/1/2022	—		—	—		—
	8,161	—		54.60	2/1/2023	—		—	—		—
	697	—		56.52	4/29/2023	—		—	—		—
	6,498	—		62.33	1/31/2024	—		—	—		—
	8,152	—		47.74	8/9/2024	—		—	—		—
	13,168	—		31.65	8/9/2024	—		—	—		—
	7,038	—		39.46	8/9/2024	—		—	—		—
	1,432	—		30.89	8/9/2024	—		—	—		—
John F. Bookout, IV	936	—		47.74	6/28/2020	—		—	—		—
	1,065	—		31.65	6/28/2020	—		—	—		—
	1,028	—		39.46	6/28/2020	—		—	—		—
John C. Nicholson	305	—		50.91	8/9/2020	—		—	—		—
	226	—		50.91	8/9/2020	—		—	—		—
	886	—		54.60	8/9/2020	—		—	—		—
	1,205	—		62.33	8/9/2020	—		—	—		—
	1,619	—		47.74	8/9/2020	—		—	—		—
	733	—		31.65	8/9/2020	—		—	—		—
	1,468	—		39.46	8/9/2020	—		—	—		—
Harry R. Beaudry	1,008	—		32.85	4/5/2020	—		—	—		—

(1)	The option awards in these columns are options to purchase shares of Noble stock granted under the 1992 Plan or 2017 Plan.

(2)	50% of stock options vest November 16, 2020 and 50% of stock options vest November 16, 2021, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(3)
33 1/3% of stock options vested February 1, 2020; 33 1/3% of stock options vest February 1, 2021; and 33 1/3% of stock options vest February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(4)	These options became exercisable on February 1, 2020.

(5)	100% of these restricted shares of Noble granted under the 2017 Plan will vest on November 16, 2021, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(6)
40% of these restricted shares of Noble granted under the 2017 Plan vested February 1, 2020; 40% of these restricted shares will vest on February 1, 2021; and the remainder will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(7)
100% of these phantom units granted under the 2017 Plan will vest on February 1, 2022 and will be settled in cash, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(8)	These restricted shares of Noble stock vested on February 1, 2020.

(9)	These restricted units granted under our LTIP vested on February 1, 2020.

(10)	100% of these restricted units granted under our LTIP will vest on May 4, 2020, subject to the applicable Named Executive Officer's continued employment through the vesting date.

(11)
37% of these restricted shares of Noble granted under the 2017 Plan vested February 1, 2020 and the remainder will vest on February 1, 2021, subject to the applicable Named Executive Officer's continued employment through the vesting date.

(12)
37% of these restricted units granted under our LTIP vested February 1, 2020 and the remainder will vest on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(13)	100% of these restricted units granted under our LTIP will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(14)
20% of these restricted units granted under our LTIP vested February 1, 2020; 30% of these restricted units will vest on February 1, 2021; and the remainder will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(15)	100% of these restricted units granted under our LTIP will vest on August 5, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(16)
50% of these options became exercisable on February 1, 2020 and the remaining 50% will become exercisable on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through such vesting date.

(17)
50% of these restricted shares of Noble granted under the 2017 Plan vested February 1, 2020 and the remainder will vest on February 1, 2021, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(18)
These shares of performance-based Noble restricted stock granted under the 2017 Plan will vest on February 1, 2022, subject to achievement of total stockholder return levels relative to a pre-determined industry peer group. Because performance as of December 31, 2019 was trending at maximum, these shares reflect the number of shares that would be earned based on maximum achievement of the applicable performance metrics. The actual number of shares that vest at the end of the performance period may differ substantially from the number of shares reported herein.

(19)
These shares of performance-based Noble restricted stock granted under the 2017 Plan will vest on February 1, 2021, subject to achievement of total stockholder return levels relative to a pre-determined industry peer group. Because performance as of December 31, 2019 was trending at target, these shares reflect the number of shares that would be earned based on maximum achievement of the applicable performance metrics. The actual number of shares that vest at the end of the performance period may differ substantially from the number of shares reported herein.

(20)
Amounts reported in these columns are calculated based on $26.56, the closing price of our common units on December 31, 2019, or $24.84, the closing price of Noble stock on December 31, 2019, as applicable.

Option Exercises and Stock Vested
The table below sets forth information regarding the vesting of restricted stock and restricted unit awards during fiscal year 2019. No stock options were exercised by the Named Executive Officers during fiscal year 2019. Except for restricted units under our LTIP that vested during 2019, the number of securities set forth on the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2019, as described above under “Compensation Discussion and Analysis—Named Executive Officers.”

	Stock Awards			Unit Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(4)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(5)
Brent J. Smolik	—		—	—		—
Thomas W. Christensen	432	(1)	9,672	429	(2)	13,728
Aaron G. Carlson	2,433	(1)	54,475	—		—
Phillip S. Welborn	141	(1)	3,157	124	(2)	3,968
Terry R. Gerhart	3,304	(1)	73,977	2,715	(2)	86,880
John F. Bookout, IV	693	(1)	15,516	571	(2)	18,272
John C. Nicholson	765	(1)	17,128	694	(2)	22,208
Harry R. Beaudry	1,966	(3)	46,084	—		—

(1)	These amounts represent restricted stock awards granted on February 1, 2017 and February 1, 2018 under the 2017 Plan, which vested on February 1, 2019.

(2)	These amounts represent restricted unit awards granted on February 1, 2017 and February 1, 2018 under our LTIP, which vested on February 1, 2019.

(3)	This amount represents restricted stock awards granted on March 27, 2017 and February 1, 2018 under the 2017 Plan, which vested on February 1, 2019 and March 27, 2019, respectively.

(4)
The value realized on the vesting of the restricted stock awards was calculated as the number of shares that vested (including Noble shares withheld for tax withholding purposes) multiplied by the closing price of Noble common stock on the applicable vesting date. Dividends that accrued on shares of restricted stock that vested were paid in 2019 as follows: Mr. Christensen - $248; Mr. Carlson - $1,472; Mr. Welborn- $76; Mr. Gerhart - $1,987; Mr. Bookout - $360; Mr. Nicholson - $418 and Mr. Beaudry - $1,220.

(5)
The value realized on the vesting of the restricted unit awards was calculated as the number of units that vested (including NBLX units withheld for tax withholding purposes) multiplied by the closing price of NBLX common unit on the applicable vesting date. Distributions that accrued on restricted units that vested were paid in 2019 as follows: Mr. Christensen - $1,388; Mr. Welborn - $379; Mr. Gerhart - $7,360; Mr. Bookout - $1,686; and Mr. Nicholson - $2,152.

Pension Benefits
Our Named Executive Officers do not participate in a defined benefit pension plan.
Nonqualified Deferred Compensation
The following table sets forth certain information with respect to contributions made to the Noble 2005 Deferred Compensation Plan by our Named Executive Officers during fiscal year 2019. The amounts set forth in the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2019, as described above under “Compensation Discussion and Analysis-Named Executive Officers.”

Name	Executive Contributions in Last Fiscal Year ($) (1)	Noble Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($) (4)	Aggregate Withdrawals/Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Yearend ($) (5)
Brent J. Smolik	7,500	23,503	(2)	660	—	31,663
Aaron G. Carlson	—	13,943	(3)	38,948	—	221,666
Terry R. Gerhart	1,889	7,885	(2)	45,648	—	1,366,094
(1)   Mr. Smolik deferred 4% ($7,500) of base salary in 2019. Mr. Gerhart deferred 1% ($1,889) of base salary in 2019.
(2) Represents matching contributions and retirement savings contributions that could not be made to Noble's 401(k) Plan as a result of Code limitations.
(3)   Represents retirement savings contributions that could not be made to Noble's 401(k) Plan as a result of Code limitations.
(4)   Earnings are credited in accordance with the Named Executive Officer's investment direction.
(5)   All Named Executive Officers are 100% vested in these balances, except for Mr. Smolik who will be vested on November 16, 2021.

Noble's matching contributions, retirement savings contributions and transition contributions credited to the Noble 2005 Deferred Compensation Plan accounts of our Named Executive Officers are reflected in the “All Other Compensation” column of the Summary Compensation Table above.
Potential Payments Upon Termination or a Change of Control
Noble 2016 Severance Benefit Plan
Pursuant to the terms of the Severance Plan, upon a termination of a Named Executive Officer’s employment by Noble without “cause” as a result of a “designated reduction in force,” such Named Executive Officer will receive the following benefits: (i) a lump sum cash amount equal to such Named Executive Officer’s weekly base pay multiplied by the greater of 12 or the lesser of 52 or two times the number of such Named Executive Officer’s years of service, (ii) a lump sum cash amount equal to a pro-rata portion of such Named Executive Officer’s target bonus, (iii) continued medical, dental and vision benefits for a period of six months at a cost to such Named Executive Officer equal to the premium paid by similarly situated active employees, and (iv) coverage under the employee assistance program for 12 weeks.
As used in the Severance Plan:

•
A “designated reduction in force” generally means (a) the elimination of such Named Executive Officer’s job or position, (b) the permanent closing, restructuring, downsizing or reorganization of a business unit, or (c) certain corporate transactions to the extent such events are expressly designated as a designated reduction in force.

•
“Cause” generally means (a) misconduct or neglect, (b) engaging in conduct detrimental to Noble, (c) a failure to devote full-time, loyalty, best efforts, and ability to the performance of an individual’s job duties, (d) failure to perform job duties, and (e) conviction of a felony or other criminal offense.

Noble 2016 Change of Control Severance Plan
Pursuant to the terms of the COC Plan, upon the termination of a Named Executive Officer’s employment (i) by Noble within two years after a “change of control” of Noble, (ii) a resignation by such Named Executive Officer within two years after a change of control of Noble as a result of a material reduction in such Named Executive Officer’s base pay or target bonus opportunity, (iii) a resignation by such Named Executive Officer within two years after a change of control of Noble as a result of a significant reduction in the employee benefits and perquisites provided to such Named Executive Officer, or (iv) a resignation by such Named Executive Officer within one year after a change of control of Noble as a result of a relocation of such Named Executive Officer’s principal place of employment by more than 50 miles, such Named Executive Officer would receive the following benefits: (a) a lump sum severance payment equal to the greater of three weeks of base pay for every year of service or two weeks base pay for every $10,000 of base salary, (b) a lump sum severance payment equal to the greater of a pro-rata portion of such Named Executive Officer’s target bonus or a pro-rata average of the bonuses actually received by the Named Executive Officer for the three years immediately preceding the year in which the change of control occurs, and (c) continued medical, dental and vision benefits for a period of six months at a cost to the Named Executive Officer equal to the premium paid by similarly situated active employees.
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

•
“Disability” generally means a physical or mental condition of a participant that would entitled him or her to payment of disability income payments under our, our General Partner’s or one of our affiliate’s long-term disability insurance policies or plans. If no such plan exists, then “disability” has the meaning set forth in Section 22(e)(3) of the Code.

Noble Restricted Stock and Stock Options
Under the terms of the 1992 Plan and the 2017 Plan, if a Named Executive Officer’s employment is terminated as a result of such Named Executive Officer’s death or “disability,” all restricted stock and phantom units will immediately vest. Further, upon a termination of a Named Executive Officer’s employment by Noble without “cause” or by the Named Executive Officer for “good reason,” in each case within 24-months following a change of control of Noble, all restricted stock and phantom units will immediately vest. If a Named Executive Officer’s employment is terminated for any other reason, all shares of restricted stock and phantom units will be immediately forfeited.
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

Noble 2005 Deferred Compensation Plan
Under the Noble 2005 Deferred Compensation Plan, if a Named Executive Officer is unvested in any portion of Noble’s contributions, such unvested amounts will accelerate upon such Named Executive Officer’s death, disability or involuntary termination or upon a change in control.
As used in the 2005 Deferred Compensation Plan:

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

•
“Permanent Disability” means the total and permanent incapacity of a Participant to perform the usual duties of his or her employment with an Employer or Affiliated Company as determined by the Committee. Such incapacity shall be deemed to exist when certified by a physician acceptable to the Committee.

•
“Good reason” generally means a (a) material reduction in base compensation or bonus, (b) material change in the location of employment, or (c) material reduction in employee benefits or material increase in employee benefit costs.

•
“Retirement” generally means a termination of employment occurring after the participant attains at least 55 years of age and completes at least five years of credited service or after the participant attains age 65.

The table below sets forth the value of benefits that would be received by each Named Executive Officer upon each applicable termination scenario, assuming such termination occurred on December 31, 2019.

Name	Type of Payment or Benefit	Death ($)	Disability ($)	Termination Without Cause ($) (9)	Termination without Cause following a Change of Control of NBLX ($)	Termination without Cause or Resignation for Good Reason following a Change of Control of Noble ($)
Brent J. Smolik	Cash Severance	—	—	998,077	—	4,025,100
	STIP Payments (1)	825,000	—	—	—	825,000
	NBLX Restricted Units (2)	—	—	—	—	—
	Noble Restricted Stock (3)	4,678,122	4,678,122	463,451	—	4,678,122
	Noble Restricted Stock Units (4)	463,451	463,451	—	—	463,451
	Noble Performance Share Award (5)	2,317,333	2,317,333	—	—	4,634,667
	Noble Stock Options (6)	199,040	199,040	66,346	—	199,040
	Continued Medical Benefits (7)	—	—	8,294	—	41,469
	Life Insurance (8)	1,000,000	—	—	—	—
	Retirement Benefits	94,013	94,013	94,013	—	94,013
	Total	9,576,959	7,751,959	1,630,181	—	14,960,862
Thomas W. Christensen	Cash Severance	—	—	145,192	—	240,385
	STIP Payments (1)	87,500	—	—	—	87,500
	NBLX Restricted Units (2)	362,267	362,267	96,103	362,267	362,267
	Noble Restricted Stock (3)	82,214	82,214	29,196	—	82,214
	Noble Restricted Stock Units (4)	20,122	20,122	—	—	20,122
	Noble Performance Share Award (5)	—	—	—	—	—
	Noble Stock Options (6)	—	—	—	—	—
	Continued Medical Benefits (7)	—	—	11,388	—	11,388
	Life Insurance (8)	500,000	—	—	—	—
	Retention Bonus (10)	—	—	—	250,000	—
	Total	1,052,103	464,603	281,879	612,267	803,876
Aaron G. Carlson	Cash Severance	—	—	351,395	—	482,550
	STIP Payments (1)	144,765	—	—	—	144,765
	NBLX Restricted Units (2)	—	—	—	—	—
	Noble Restricted Stock (3)	339,347	339,347	170,574	—	339,347
	Noble Restricted Stock Units (4)	89,015	89,015	—	—	89,015
	Noble Performance Share Award (5)	284,526	284,526	—	—	415,557
	Noble Stock Options (6)	—	—	—	—	—
	Continued Medical Benefits (7)	—	—	13,029	—	13,029
	Life Insurance (8)	644,000	—	—	—	—
	Total	1,501,653	712,888	534,998	—	1,484,263
Phillip S. Welborn	Cash Severance	—	—	124,962	—	138,846
	STIP Payments (1)	57,000	—	—	—	57,000
	NBLX Restricted Units (2)	—	—	—	—	—
	Noble Restricted Stock (3)	—	—	—	—	—
	Noble Restricted Stock Units (4)	—	—	—	—	—
	Noble Performance Share Award (5)	—	—	—	—	—
	Noble Stock Options (6)	—	—	—	—	—
	Continued Medical Benefits (7)	—	—	11,388	—	11,388
	Life Insurance (8)	380,000	—	—	—	—
	Total	437,000	—	136,350	—	207,234

(1)	Named Executive Officers would not be entitled to a STIP payment for 2019 in the event of their termination of employment on December 31, 2019, other than in the event of a change of control or death.

(2)	Amounts reported in this row are calculated based on $26.56, the closing price of our Common Units on December 31, 2019 and includes accrued distributions.

(3)
Amounts reported in this row are calculated based on $24.84, the closing price of Noble stock on December 31, 2019 and includes accrued dividends. All unvested shares of time-based restricted stock, including accrued dividends, will vest in the event of termination of employment as a result of a change of control, death or disability.

(4)
Amounts reported in this row are calculated based on the difference between the applicable stock options for which exercisability would be accelerated and $24.84, the closing price of Noble stock on December 31, 2019. All unvested shares of time-based restricted stock units payable in cash, including accrued dividends, will vest in the event of termination of employment as a result of a change of control, death or disability.

(5)
Amounts reported in this row are calculated based on $24.84, the closing price of Noble stock on December 31, 2019 and includes accrued dividends. All unvested performance share awards, including accrued dividends, will vest at target in the event of termination of employment as a result of death or disability. In the event of a termination of employment as a result of a change of control, all unvested performance share awards, including accrued dividends, will vest based on the actual performance of the award where the performance period ends on the last day of the full calendar month ending on or immediately preceding the date of the termination of employment.

(6)
Amounts reported in this row are calculated based on the difference between the applicable stock options for which exercisability would be accelerated and $24.84, the closing price of Noble stock on December 31, 2019. Because the exercise price of the Noble stock options held by Messrs. Christensen and Carlson each exceeded $24.84, no value is associated with the acceleration of exercisability of these options.

(7)	Amounts reported in this row reflect the estimated cost to Noble of providing continued medical, dental and vision benefits.

(8)
Amounts in this row represent benefits paid pursuant to group term life insurance coverage provided by Noble equal to two times base salary, capped at $1,000,000. Noble’s group term life insurance coverage does not discriminate in scope, terms or operation, in favor of our Named Executive Officers, and it is available generally to all salaried employees.

(9)
The Named Executive Officers are not a party to any agreement that provides for a severance payment absent termination of employment following a change of control.  However, in certain instances the Noble Severance Plan provides for a severance payment  based upon years of completed service and continuation of certain health and welfare benefits.  If the Named Executive Officers are entitled to a severance payment under the plan, they would receive two weeks of pay for every year of service, not to exceed 52 weeks or be less than 12 weeks, plus a prorated STIP payment based on their STIP target percentage.  In addition any unvested equity awards, including accrued dividends, that would vest within twelve months of the termination of employment will vest due to the involuntary termination. They would also be able to continue certain health and welfare benefits for six months at the current active employee rates.

(10)
Mr. Christensen is a party to a cash retention award that vests upon the sale of the Partnership, so long as Mr. Christensen (i) remains employed through the date of such sale or was previously terminated without cause, (ii) satisfactorily performs his duties through the date of such sale and (iii) completes all related sale transition activities. See “Compensation Discussion and Analysis—Elements of Compensation—Cash Retention Awards” above, for a complete description of the cash retention award.

Resignations During Fiscal Year 2019
As described under “Compensation Discussion and Analysis—Named Executive Officers,” Messrs. Gerhart, Bookout, Nicholson and Beaudry resigned effective August 9, 2019, June 28, 2019, August 9, 2019 and April 5, 2019, respectively. In connection with their respective resignations, all unvested equity awards were forfeited. Additionally, all outstanding and exercisable stock options in Noble held by Messrs. Bookout, Nicholson and Beaudry will expire on the first anniversary of their respective resignation dates. All outstanding and exercisable stock options in Noble held by Mr. Gerhart will expire on the earliest to occur of (i) the expiration date of the stock option or (ii) the fifth anniversary of his resignation date, as his resignation was considered a Retirement under the 1992 Plan and 2017 Plan.
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

The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Total ($)
Hallie A. Vanderhider	80,000	120,000	200,000
Martin Salinas, Jr.	80,000	120,000	200,000
Andrew E. Viens	60,000	120,000	180,000

(1)
Amounts reported in this column reflect the aggregate grant date fair value of the restricted units granted under our LTIP, computed in accordance with FASB ASC Topic 718. For more information, see Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation to our financial statements for the fiscal year ended December 31, 2019. As of December 31, 2019, each of Ms. Vanderhider and Messrs. Salinas and Viens held 3,750 unvested restricted units, which vested on February 1, 2020.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of Brent J. Smolik, our Chief Executive Officer, to the median annual total compensation of other employees providing services to us. As described in Items 1. and 2. Business and Properties - Employees, all of the employees required to conduct and support our operations are employed by Noble and are subject to the operational services and secondment agreement and omnibus agreement that we entered into with Noble. Because the employees required to conduct and support our operations are employed by Noble, we are unable to calculate and provide a ratio of the median employee’s annual total compensation to the total annual compensation of Mr. Smolik.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth, as of February 5, 2020, the beneficial ownership of Common Units of the Partnership and held by:

•	each unitholder known by us to beneficially hold more than 5% of our outstanding units;

•	each director of our General Partner;

•	each named executive officer of our General Partner; and

•	all of the directors and Named Executive Officers of our General Partner as a group.
In addition, our General Partner owns a non-economic General Partner interest in us.
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the following tables have sole voting and sole investment power with respect to all units beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Noble Energy, Inc. 1001 Noble Energy Way Houston, Texas 77070	56,447,616	62.6%	(1)

(1)
Based upon its Schedule 13D/A filed with the SEC on November 22, 2019, with respect to its beneficial ownership of our Common Units, Noble Energy has sole voting and dispositive power with respect to 56,447,616 units.

Directors/Named Executive Officers	Total Common Units Beneficially Owned (1)	Percent of Total Outstanding
Rachel G. Clingman	—	*
Kenneth M. Fisher	15,500	*
Martin Salinas, Jr.	24,881	*
Hallie A. Vanderhider	17,881	*
Andrew E. Viens	17,348	*
Thomas Hodge Walker	500	*
Brent J. Smolik (2)	7,500	*
Thomas W. Christensen	19,071	*
Aaron G. Carlson	4,488	*
Phillip S. Welborn	2,651	*
Terry R. Gerhart (3)	17,419	*
John F. Bookout, IV (4)	7,531	*
John C. Nicholson (3)	3,373	*
Harry R. Beaudry (3)	—	*
All Directors and Executive Officers as a Group (14 persons)	138,143	*

*	Less than 1%.

(1)	None of the Common Units reported in this column are pledged as security.

(2)	Includes 2,500 units held by trust.

(3)	Values for the Common Units from the exit Form 4 filed upon Messrs. Gerhart, Nicholson and Beaudry's resignations.

(4)	Values for the Common Units from Company records upon Mr. Bookout's resignation.

The following table sets forth, as of February 5, 2020, the number of shares of Noble common stock beneficially owned by each of the directors and named executive officers of our General Partner and all of the directors and named executive officers of our General Partner as a group. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of February 5, 2020 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of February 5, 2020. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Noble common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Shares of Common Stock Beneficially Owned	Percent of Total Outstanding
Rachel G. Clingman	93,431	*
Kenneth M. Fisher	637,972	*
Martin Salinas, Jr.	—	*
Hallie A. Vanderhider	—	*
Andrew E. Viens	—	*
Thomas Hodge Walker	127,518	*
Brent J. Smolik	303,280	*
Thomas W. Christensen	10,753	*
Aaron G. Carlson	62,249	*
Phillip S. Welborn	3,450	*
Terry R. Gerhart (1)	114,153	*
John F. Bookout, IV (2)	4,397	*
John C. Nicholson (2)	8,763	*
Harry R. Beaudry (2)	3,921	*
All Directors and Executive Officers as a Group (14 persons)	1,369,887	*

*	Less than 1%.
(1) Value for the restricted shares from the exit Form 4 filed upon Mr. Gerhart's resignation; stock option information from Company records.
(2) Value for the restricted shares and stock option information from Company records.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Noble owns 56,447,616 Common Units which represented a 62.6% limited partner interest in us. In addition, our General Partner owns a non-economic General Partner interest in us.
Distributions and Payments to Our General Partner and Its Affiliates
The following summarizes the distributions and payments made, or to be made, by us to our General Partner and its affiliates. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Distributions of available cash to Noble:

•	We will generally make cash distributions to our unitholders pro rata, including Noble, as holder of an aggregate 56,447,616 Common Units.
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
Agreements with our Affiliates
We and other parties entered into the various agreements that effected the transactions in connection with the IPO, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries. While not the result of arm’s-length negotiations, we believe the terms of all of our initial agreements with Noble and its affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid for with the proceeds from the IPO.
Omnibus Agreement
We entered into an omnibus agreement with Noble and our General Partner that addresses the following matters:

•
our payment of an annual general and administrative fee, initially in the amount of $6.9 million, for the provision of certain services by Noble and its affiliates. The cap on the initial rate expired in September 2019 and we have commenced the annual redetermination process.

•	our right of first refusal, or ROFR, on existing Noble and future Noble acquired assets and the right to provide certain services;

•	our right of first offer, or ROFO, to acquire Noble’s retained interest in Gunnison River DevCo LP; and

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
Payment of general and administrative support fee and reimbursement of expenses. We pay Noble a flat fee, initially in the amount of $6.9 million per year (payable in equal monthly installments), for the provision of certain general and administrative services for our benefit.
Once per year, Noble will submit a good faith estimate of the general and administrative services fee based on the services that Noble anticipates providing to us during the following year. The Board of our General Partner will have the opportunity to review the proposed general and administrative fee for the upcoming year and submit disputes to Noble; provided, however, that the fee was not to be increased from the initial $6.9 million per year for the first three years following the closing of the IPO. If Noble and the board of directors of our General Partner are unable to agree on the amount of the general and administrative fee for any year, Noble and the Partnership will submit their calculations of the fee to an independent auditing firm for review. The determination of the independent auditing firm will be final and binding on Noble and the Partnership with respect to all items included in the general and administrative fee. The cap on the initial rate expired on September 2019 and we have commenced the annual redetermination process.
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
Rights of First Refusal (“ROFR”). Under the omnibus agreement, Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets and ROFR services granted to us by Noble as well as the net acreage covered by our ROFR, to the extent known as of December 31, 2019, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	35,000
DJ Basin (other than already dedicated)	To the extent not already dedicated: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	37,000
Delaware Basin	Natural Gas Gathering Fresh Water Services	In Progress	92,000
Powder River and Green River Basins	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	181,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
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
Rights of First Offer (“ROFO”). Under the omnibus agreement, Noble has granted us a ROFO with respect to its retained interest in Gunnison River DevCo LP. Pursuant to our ROFO, before Noble can offer its retained interest in Gunnison River DevCo to any third party, Noble must allow us to make an offer to purchase the interest. We are under no obligation to purchase Noble’s retained interest, and Noble is only under an obligation to permit us to make an offer on the interest to the extent that Noble elects to sell these midstream assets to a third party.
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
Commercial Agreements
We have long-term agreements with Noble for the provision of midstream services. Each of our commercial agreements with Noble covering its DJ Basin acreage was originally entered into January 1, 2015 and expires in 2030. As our third-party customer took its interest in our commercial agreements by assignment from Noble, its dedication for crude oil and water-related services will expire in 2030. Each of our commercial agreements with Noble covering its Delaware Basin acreage was originally entered into in the summer of 2016 and expires in 2032. Upon the expiration of the initial term, each agreement will automatically renew for subsequent one-year periods unless terminated by either us or our customer no later than 90 days prior to the end of the initial term or any subsequent one-year term thereafter. Our commercial agreements are subject to existing dedications and provide generally that our dedications will run with the land and be binding on any transferee.
Insurance
Captive insurance entities controlled by Noble provide limited third-party liability, property and business interruption insurance to the Partnership at commercially competitive rates. The Partnership and Noble also utilize unaffiliated insurance carriers to provide third-party liability, property and business interruption insurance in excess of the captive entities’ retentions.

Additionally, director and officer insurance for the Partnership is provided as a part of Noble’s third-party director and officer insurance policy.
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
Item 14.  Principal Accounting Fees and Services
The table below sets forth the aggregate fees and expenses for the years ended December 31, 2018 and December 31, 2019 for professional services performed by our independent registered public accounting firm KPMG LLP:

	Year Ended December 31,
(in thousands)	2019	2018
Audit Fees (1)	$1,823	$1,350
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,823	$1,350

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
The audit committee has adopted a pre-approval policy with respect to services which may be performed by KPMG LLP. This policy lists specific audit-related and tax services as well as any other services that KPMG LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives quarterly reports on the status of expenditures pursuant to that pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the audit committee. For the year ended December 31, 2019, the audit committee approved 100% of the services described above pursuant to the above policy.
The audit committee of the board of directors of our General Partner has approved the appointment of KPMG LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2020.

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

2.2+
Contribution, Conveyance, Assumption and Simplification Agreement, dated November 14, 2019, by and among the Registrant, Noble Midstream GP LLC, Noble Midstream Services, LLC, NBL Midstream, LLC, NBL Midstream Holdings LLC, Blanco River DevCo GP LLC, Green River DevCo GP LLC and San Juan River DevCo GP LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Date of Event: November 14, 2019) filed November 15, 2019 and incorporated herein by reference).

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

3.5
Second Amended and Restated Agreement of Limited Partnership of Noble Midstream Partners LP (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Date of Event: November 14, 2019) filed November 15, 2019 and incorporated herein by reference).

3.6
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

3.8
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

4.2
Registration Rights Agreement, dated November 21, 2019, by and among the Registrant and the Purchasers named therein (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Event: November 21, 2019) filed November 22, 2019 and incorporated herein by reference.)

4.3	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act, filed herewith.

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

10.3.3
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

10.5.4
Incremental Facility and Amendment Agreement, dated as of December 13, 2019, among the Registrant, as the parent, and Noble Midstream Services, LLC, as the Borrower, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed herewith.

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

10.6.4	Third Amended and Restated Agreement Terms and Conditions Relating to Gas Gathering Services, dated as of November 14, 2019, filed herewith.

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

10.8.9	Third Amended and Restated Agreement Terms and Conditions Relating to Produced Water Services, dated as of November 14, 2019, filed herewith.

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

10.9.2	Amended and Restated Agreement Terms and Conditions Relating to Produced Water Services, dated as of November 14, 2019, filed herewith.

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

10.10.7	Third Amended and Restated Agreement Terms and Conditions Relating to Fresh Water Services, dated as of November 14, 2019, filed herewith.

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

10.11.7	Third Amended and Restated Agreement and Terms and Conditions Relating to Crude Oil Gathering Services, dated as of November 14, 2019, filed herewith.

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

10.12.2	First Amended and Restated Texas Agreement Terms and Conditions Relating to Crude Oil Gathering Services, dated as of November 14, 2019, filed herewith.

10.13
First Amended and Restated Agreement of Limited Partnership of Colorado River DevCo LP (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.13.1	Limited Liability Company Agreement of Colorado River LLC, dated December 31, 2019, filed herewith.

10.14
First Amended and Restated Agreement of Limited Partnership of Green River DevCo LP (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.14.1	Limited Liability Company Agreement of Green River DevCo LLC, dated December 31, 2019, filed herewith.

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

10.16.1	Limited Liability Company Agreement of San Juan River LLC, dated December 31, 2019, filed herewith.

10.17
First Amended and Restated Agreement of Limited Partnership of Blanco River DevCo LP (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.17.1	Limited Liability Company Agreement of Blanco River LLC, dated December 31, 2019, filed herewith.

10.18	Limited Liability Company Agreement of Laramie River LLC, dated December 31, 2019, filed herewith.

10.19*
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

10.20.1*	Registrant's Form of Employee Restricted Unit Agreement under the Partnership’s 2016 Long-Term Incentive Plan, filed herewith.

10.21*
Registrant's Form of Employee Restricted Unit Agreement [3-Year Cliff Vest] under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 2, 2017 and incorporated herein by reference).

10.21.1*	Registrant's Form of Employee Restricted Unit Agreement [3-Year Cliff Vest] under the Partnership’s 2016 Long-Term Incentive Plan, filed herewith.

10.22
Term Credit Agreement, dated as of July 31, 2018, by and among Noble Midstream Services, LLC, as borrower, the Partnership, as parent, and Toronto Dominion (Texas) LLC and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 3, 2018 and incorporated herein by reference).

10.23
Guarantee Agreement, dated as of July 31, 2018, by and among Noble Midstream Services, LLC, as borrower, the Partnership, as parent, and Toronto Dominion (Texas) LLC and the other lenders party thereto (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 3, 2018 and incorporated herein by reference).

10.24
Term Credit Agreement, dated as of August 23, 2019, by and among the Registrant, as Parent, and Noble Midstream Services, LLC, as Borrower, the subsidiaries of the Borrower identified therein, Bank of Montreal and the other lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: August 23, 2019) filed August 26, 2019 and incorporated herein by reference.)

10.25
Guarantee Agreement, dated as of August 23, 2019, by and among Noble Midstream Services, LLC, as Borrower, Noble Midstream Partners LP and the other guarantors identified therein, and Bank of Montreal, as administrative agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Date of Event: August 23, 2019) filed August 26, 2019 and incorporated herein by reference).

10.26
Common Unit Purchase Agreement, dated as of November 14, 2019, by and among the Registrant and the Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: November 14, 2019) filed November 15, 2019 and incorporated herein by reference).

10.27	First Amended and Restated Terms and Conditions Relating to Low Pressure Gas Gathering and Compression Services, dated as of November 14, 2019, filed herewith.

21.1	Subsidiaries, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP, filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

101
The following materials from Noble Midstream Partners LP's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Equity; and (v) Notes to Consolidated Financial Statements.

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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date:	February 12, 2020	By: /s/ Brent J. Smolik
Brent J. Smolik,
Chief Executive Officer and Director

Date:	February 12, 2020	By: /s/ Thomas W. Christensen
Thomas W. Christensen,
Chief Financial Officer

Date:	February 12, 2020	By: /s/ Phillip S. Welborn
Phillip S. Welborn,
Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent J. Smolik	Chief Executive Officer and Director	February 12, 2020
Brent J. Smolik	(Principal Executive Officer)

/s/ Thomas W. Christensen	Chief Financial Officer	February 12, 2020
Thomas W. Christensen	(Principal Financial Officer)

/s/ Phillip S. Welborn	Chief Accounting Officer	February 12, 2020
Phillip S. Welborn	(Principal Accounting Officer)

/s/ Kenneth M. Fisher	Chairman of the Board of Directors	February 12, 2020
Kenneth M. Fisher

/s/ Thomas H. Walker	Director	February 12, 2020
Thomas H. Walker

/s/ Rachel G. Clingman	Director	February 12, 2020
Rachel G. Clingman

/s/ Hallie A. Vanderhider	Director	February 12, 2020
Hallie A. Vanderhider

/s/ Martin Salinas, Jr.	Director	February 12, 2020
Martin Salinas, Jr.

/s/ Andrew E. Viens	Director	February 12, 2020
Andrew E. Viens