Form 10-Q
period 2020-03-31
Noble Midstream Partners LP
filed 2020-05-08
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Yes ☒    No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☒
As of April 30, 2020, the registrant had 90,372,114 Common Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$17,656	$12,676
Accounts Receivable — Affiliate	45,149	42,428
Accounts Receivable — Third Party	34,464	44,093
Other Current Assets	10,148	8,730
Total Current Assets	107,417	107,927
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	2,053,503	2,006,995
Less: Accumulated Depreciation and Amortization	(260,734)	(244,038)
Total Property, Plant and Equipment, Net	1,792,769	1,762,957
Investments	871,030	660,778
Intangible Assets, Net	269,847	277,900
Goodwill	—	109,734
Other Noncurrent Assets	5,911	6,786
Total Assets	$3,046,974	$2,926,082
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$8,701	$8,155
Accounts Payable — Trade	98,271	107,705
Other Current Liabilities	12,885	11,680
Total Current Liabilities	119,857	127,540
Long-Term Liabilities
Long-Term Debt	1,650,799	1,495,679
Asset Retirement Obligations	38,357	37,842
Other Long-Term Liabilities	4,031	4,160
Total Liabilities	1,813,044	1,665,221
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	109,281	106,005
Equity
Common Units (90,161 and 90,136 units outstanding, respectively)	759,145	813,999
Noncontrolling Interests	365,504	340,857
Total Equity	1,124,649	1,154,856
Total Liabilities, Mezzanine Equity and Equity	$3,046,974	$2,926,082
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Midstream Services — Affiliate	$113,784	$103,803
Midstream Services — Third Party	27,898	24,029
Crude Oil Sales — Third Party	82,363	32,870
Total Revenues	224,045	160,702
Costs and Expenses
Cost of Crude Oil Sales	79,859	30,898
Direct Operating	26,850	30,423
Depreciation and Amortization	25,931	23,033
General and Administrative	5,486	4,361
Goodwill Impairment	109,734	—
Other Operating Expense	1,286	—
Total Operating Expenses	249,146	88,715
Operating (Loss) Income	(25,101)	71,987
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,857	5,228
Investment Loss (Income)	5,409	(2,341)
Total Other Expense (Income)	12,266	2,887
(Loss) Income Before Income Taxes	(37,367)	69,100
Income Tax Provision	149	1,309
Net (Loss) Income	(37,516)	67,791
Less: Net Income Prior to the Drop-Down and Simplification Transaction	—	4,536
Net (Loss) Income Subsequent to the Drop-Down and Simplification Transaction	(37,516)	63,255
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(47,619)	19,696
Net Income Attributable to Noble Midstream Partners LP	10,103	43,559
Less: Net Income Attributable to Incentive Distribution Rights	—	3,507
Net Income Attributable to Limited Partners	$10,103	$40,052

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.11	$1.01
Subordinated Units	$—	$1.01

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,152	23,696
Subordinated Units	—	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,164	23,721
Subordinated Units	—	15,903
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net (Loss) Income	$(37,516)	$67,791
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	25,931	23,033
Income Taxes	—	1,202
Goodwill Impairment	109,734	—
Loss (Income) from Equity Method Investees	6,562	(1,027)
Distributions from Equity Method Investees	8,631	6,659
Other Adjustments for Noncash Items Included in Income	2,145	761
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Decrease (Increase) in Accounts Receivable	6,909	(9,310)
(Decrease) Increase in Accounts Payable	(3,299)	2,956
Other Operating Assets and Liabilities, Net	(714)	3,256
Net Cash Provided by Operating Activities	118,383	95,321
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(53,019)	(73,602)
Additions to Investments	(225,599)	(270,603)
Other	154	289
Net Cash Used in Investing Activities	(278,464)	(343,916)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests and Parent	(5,700)	(10,067)
Contributions from Noncontrolling Interests	77,966	15,969
Borrowings Under Revolving Credit Facility	260,000	345,000
Repayment of Revolving Credit Facility	(105,000)	(175,000)
Distributions to Unitholders	(62,114)	(25,667)
Proceeds from Preferred Equity, Net of Issuance Costs	—	99,450
Other	(141)	(94)
Net Cash Provided by Financing Activities	165,011	249,591
Increase in Cash, Cash Equivalents, and Restricted Cash	4,930	996
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	12,726	15,712
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$17,656	$16,708

(1)	See Note 2. Basis of Presentation for our reconciliation of total cash.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

		Partner's Equity
	Parent Net Investment	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2019	$—	$813,999	$—	$—	$340,857	$1,154,856
Net Income (Loss)	—	10,103	—	—	(47,619)	(37,516)
Contributions from Noncontrolling Interests	—	—	—	—	77,966	77,966
Distributions to Noncontrolling Interests	—	—	—	—	(5,700)	(5,700)
Distributions to Unitholders	—	(62,114)	—	—	—	(62,114)
Preferred Equity Accretion	—	(3,276)	—	—	—	(3,276)
Other	—	433	—	—	—	433
March 31, 2020	$—	$759,145	$—	$—	$365,504	$1,124,649

December 31, 2018	$170,322	$699,866	$(130,207)	$2,421	$744,153	$1,486,555
Net Income	4,536	23,967	16,085	3,507	19,696	67,791
Contributions from Noncontrolling Interests and Parent	—	—	—	—	15,969	15,969
Distributions to Noncontrolling Interests and Parent	(6,495)	—	—	—	(4,669)	(11,164)
Distributions to Unitholders	—	(13,930)	(9,316)	(2,421)	—	(25,667)
Black Diamond Equity Ownership Promote Vesting	—	4,092	2,746	—	(6,838)	—
Other	—	470	—	—	—	470
March 31, 2019	$168,363	$714,465	$(120,692)	$3,507	$768,311	$1,533,954

The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations
Organization Noble Midstream Partners LP (the “Partnership”, “NBLX”, “we”, “us” or “our”) is a growth-oriented Delaware master limited partnership formed in December 2014 by our sponsor, Noble Energy, Inc. (“Noble” or “Parent”), to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current focus areas are the Denver-Julesburg Basin (“DJ Basin”) in Colorado and the Southern Delaware Basin position of the Permian Basin (“Delaware Basin”) in Texas.
Partnership Assets Our assets consist of ownership interests in certain companies which serve specific areas and integrated development plan (“IDP”) areas and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	NBLX Ownership	Noncontrolling Interest (1)
Colorado River LLC (2)	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	100%	N/A
San Juan River LLC (2)	East Pony IDP (DJ Basin)	Water Services	100%	N/A
Green River LLC (2)	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	100%	N/A
Laramie River LLC (2)	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	100%	N/A
	Black Diamond Dedication Area (DJ Basin) (3)	Crude Oil Gathering Natural Gas Gathering Crude Oil Transmission	54.4%	45.6%
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (4)	Crude Oil Gathering Water Services	5%	95%
Blanco River LLC (2)	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A
Trinity River DevCo LLC (5)	Delaware Basin	Crude Oil Transmission Natural Gas Compression	100%	N/A
Dos Rios DevCo LLC (6)	Delaware Basin	Crude Oil Transmission Y-Grade Transmission	100%	N/A
Noble Midstream Holdings LLC	East Pony IDP (DJ Basin)	Natural Gas Gathering Natural Gas Processing	100%	N/A
	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A

(1)
The noncontrolling interest represents Noble’s retained ownership interest in the Gunnison River DevCo LP. The noncontrolling interest in Black Diamond Gathering LLC (“Black Diamond”) represents Greenfield Midstream, LLC's (the “Greenfield Member”) interest in Black Diamond.

(2)	On December 31, 2019, the general partner and limited partnership of each of the companies were merged into limited liability companies.

(3)	Our ownership interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”) is owned through a wholly-owned subsidiary of Black Diamond. See Note 6. Investments.

(4)	The Bronco IDP is a future development area. We currently have no midstream infrastructure assets in the Bronco IDP.

(5)	Our interest in Advantage Pipeline Holdings, L.L.C. (“Advantage”) is owned through Trinity River DevCo LLC.

(6)
Our ownership interests in Delaware Crossing LLC (“Delaware Crossing”), EPIC Y-Grade, LP (“EPIC Y-Grade”), EPIC Crude Holdings, LP (“EPIC Crude”) and EPIC Propane Pipeline Holdings, LP (“EPIC Propane”) are owned through wholly-owned subsidiaries of Dos Rios DevCo LLC. See Note 6. Investments.

Nature of Operations We operate and own interests in the following assets:

•	crude oil gathering systems;

•	natural gas gathering and processing systems and compression units;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems;

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods.
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
Consolidation Our consolidated financial statements include our accounts, the accounts of subsidiaries which the Partnership wholly owns and the accounts of subsidiaries in which the Partnership has partial ownership.
Variable Interest Entities Our consolidated financial statements include the accounts of Black Diamond, which we control. We have determined that the partners with equity at risk in Black Diamond lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, Black Diamond is considered a variable interest entity (“VIE”). Through our majority representation on the Black Diamond board of directors as well as our responsibility as operator of the Black Diamond system, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Black Diamond in our financial statements. Financial statement activity associated with Black Diamond is captured within the Gathering Systems and the Investments in Midstream Entities reportable segments. See Note 7. Segment Information.
Drop-Down and Simplification Transaction On November 14, 2019, we entered into a Contribution, Conveyance, Assumption and Simplification Agreement with Noble. Pursuant to such agreement, we acquired (i) the remaining 60% limited partner interest in Blanco River DevCo LP, (ii) the remaining 75% limited partner interest in Green River DevCo LP, (iii) the remaining 75% limited partner interest in San Juan River DevCo LP and (iv) all of the issued and outstanding limited liability company interests of Noble Midstream Holdings LLC (“NBL Holdings”). Additionally, all of the Incentive Distribution Rights (“IDRs”) were converted into common units representing limited partner interests in the Partnership (“Common Units”). The acquisition of the interests and conversion of the IDRs are collectively referred to as the “Drop-Down and Simplification Transaction.” The total consideration paid by the Partnership for the Drop-Down and Simplification Transaction was $1.6 billion, which consisted of $670 million in cash and 38,455,018 Common Units issued to Noble.
The Drop-Down and Simplification Transaction represented a transaction between entities under common control. Prior to the acquisition of the remaining limited partner interests in Blanco River DevCo LP, Green River DevCo LP and San Juan River DevCo LP, the interests were reflected as noncontrolling interests in the Partnership’s consolidated financial statements. As we acquired additional interests in already-consolidated entities, the acquisition of these interests did not result in a change in reporting entity, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 805, Business Combinations. Therefore, results of operations related to these entities are accounted for on a prospective basis.
Conversely, the acquisition of all of the issued and outstanding limited liability company interests of NBL Holdings is characterized as a change in reporting entity, as defined under FASB Accounting Standards Codification Topic 805, Business Combinations, as this entity previously had not been consolidated by us. Therefore, results of operations related to NBL Holdings have been accounted for on a retrospective basis. Our financial information has been recast to include the historical results of NBL Holdings for the three months ended March 31, 2019. The financial statements of NBL Holdings for the period prior to the Drop-Down and Simplification Transaction have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the results of operations had these entities operated on a consolidated basis during those periods. Because a direct ownership relationship did not exist among the Partnership and NBL Holdings prior to the Drop-Down and Simplification Transaction, the net investment in NBL Holdings is shown as Parent Net Investment, in lieu of partners’ equity, in the accompanying Consolidated Statement of Changes in Equity for periods prior to the Drop-Down and Simplification Transaction.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Cost Method of Accounting We use the cost method of accounting for our 3.33% interest in White Cliffs Pipeline L.L.C. (“White Cliffs”) as we have virtually no influence over its operations and financial policies. Under the cost method of accounting, we recognize cash distributions from White Cliffs as investment income in our consolidated statements of operations to the extent there is net income and record cash distributions in excess of our ratable share of earnings as return of investment. See Note 6. Investments.
Redeemable Noncontrolling Interest Our redeemable noncontrolling interest is related to the preferred equity issuance by one of our subsidiaries. We can redeem the preferred equity in whole or in part at any time for cash at a predetermined redemption price. The predetermined redemption price is the greater of (i) an amount necessary to achieve a 12% internal rate of return or (ii) an amount necessary to achieve a 1.375x multiple on invested capital. GIP CAPS Dos Rios Holding Partnership, L.P. (“GIP”) can request redemption of the preferred equity on or after March 25, 2025. As GIP’s redemption right is outside of our control, the preferred equity is not considered to be a component of equity on the consolidated balance sheet, and is reported as mezzanine equity on the consolidated balance sheet. In addition, because the preferred equity was issued by a subsidiary of the Partnership and is held by a third party, it is considered a redeemable noncontrolling interest.
The preferred equity was recorded initially at fair value on the issuance date. Subsequent to issuance, we accrete changes in the redemption value of the preferred equity from the date of issuance to GIP’s earliest redemption date. The preferred equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. During any quarter in which a dividend is accrued, the accreted value of the preferred equity will be increased by the accrued but unpaid dividend (i.e., a paid-in-kind dividend). Accretion during the three months ended March 31, 2020 was approximately $3.3 million.
Noncontrolling Interests We present our consolidated financial statements with a noncontrolling interest section representing Greenfield Member’s ownership of Black Diamond and Noble’s retained ownership in the Gunnison River DevCo LP.
Segment Information Accounting policies for reportable segments are the same as those described in this footnote. Transfers between segments are accounted for at market value. We do not consider interest income and expense or income tax benefit or expense in our evaluation of the performance of reportable segments. See Note 7. Segment Information.
Use of Estimates   The preparation of consolidated financial statements in conformity with GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The current commodity price, supply and demand environment coupled with the novel coronavirus (“COVID-19”) pandemic contributed to an unusually high degree of uncertainty in our estimates this quarter and have increased the likelihood that actual results could differ significantly from those estimates.
Impairments During the quarter, we identified certain impairment indicators including the significant decrease in commodity prices, changes to our customers’ development outlook due to reductions in demand resulting from the COVID-19 pandemic and excess crude oil and natural gas inventories, and a decrease in our market capitalization. Due to these impairment indicators, we conducted impairment testing of certain of our assets, as follows:
Property, Plant and Equipment and Intangible Assets Due to publicly announced changes to our customers’ development outlook within the Delaware Basin and the Black Diamond dedication area, we concluded impairment indicators existed and conducted an undiscounted cash flow test. We developed estimates of future undiscounted cash flows expected in connection with providing midstream services within the dedication areas and compared the estimates to the carrying amount of the assets utilized to provide midstream services. Assumptions used in the estimates include expectations of throughput volumes, future development and capital spending plans. Based upon the results of the undiscounted cash flow test, we concluded that the carrying amount of the assets were recoverable and no impairment was recorded.
Goodwill All of our goodwill was assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. We performed a qualitative assessment and concluded it was more likely than not that the fair value of the Black Diamond reporting unit was less than its carrying value. We then performed a fair value assessment using the income approach.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions for operating and development costs as well as taking into account changes and uncertainties in our customers’ development outlook. Based on these assessments, we concluded that our goodwill was fully impaired and recorded a non-cash charge of $109.7 million.
Equity Method Investments We consider our equity method investments to be essential components of our business and necessary and integral elements of our value chain in support of our operations. We considered whether any facts or circumstances suggested that our equity method investments were impaired on an other-than-temporary basis and concluded that the carrying values of our equity method investments were not impaired.
Intangible Assets Our intangible asset accumulated amortization totaled approximately $69.9 million and $61.9 million as of March 31, 2020 and December 31, 2019, respectively. Intangible asset amortization expense totaled approximately $8.1 million for the three months ended March 31, 2020 and 2019.
Tax Provision We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin and we recorded a de minimis state tax provision for the three months ended March 31, 2020 and 2019.
For periods prior to the Drop-Down and Simplification Transaction, our consolidated financial statements include a provision for tax expense on income related to the assets contributed to the Partnership. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. Substantially all of our tax provision for the three months ended March 31, 2019 represents federal income taxes associated with the assets contributed in the Drop-Down and Simplification Transaction.
Recently Adopted Accounting Standards
Clarifying Certain Accounting Standards Codification (“ASC”) Topics In first quarter 2020, the FASB issued ASU No. 2020-01: Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify the interactions between these Topics. The update provides clarifications for entities investing in equity securities accounted for under the ASC 321 measurement alternative and companies that hold certain non-derivative forward contracts and purchased options to acquire equity securities. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We early adopted this ASU in first quarter 2020. This adoption did not have a material impact on our financial statements.
Recently Issued Accounting Standards
London Interbank Offered Rate (“LIBOR”) Reform In first quarter 2020, the FASB issued ASU No. 2020-04 (ASU 2020-04): Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the transition from LIBOR to an alternative reference rate. The ASU intends to address certain concerns stakeholders raised relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. We are currently evaluating the provisions of ASU 2020-04 and have not yet determined whether we will elect the optional expedients. We do not expect the transition to an alternative rate to have a significant impact on our business, operations or liquidity.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Our restricted cash is included in other current assets in our consolidated balance sheets. The following table provides a reconciliation of total cash:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash and Cash Equivalents at Beginning of Period	$12,676	$14,761
Restricted Cash at Beginning of Period (1)	50	951
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$12,726	$15,712

Cash and Cash Equivalents at End of Period	$17,656	$16,658
Restricted Cash at End of Period (1)	—	50
Cash, Cash Equivalents, and Restricted Cash at End of Period	$17,656	$16,708

(1)	Restricted cash represents the amount held as collateral for certain of our letters of credit.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Revenue Recognition We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606 – Revenue from Contracts with Customers (ASC 606).
Under ASC 606, remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2020. A certain fresh water delivery affiliate revenue agreement contains a minimum volume commitment for the delivery of fresh water for a fixed fee per barrel with annual percentage escalations. The following table includes estimated revenues, as of March 31, 2020, for the agreement. Our actual volumes delivered may exceed the future minimum volume commitment.

(in thousands)	Midstream Services — Affiliate
Remainder of 2020	$27,776
2021	37,635
Total	$65,411

Note 3. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019
Gathering and Processing	$89,298	$75,380
Fresh Water Delivery	23,599	27,587
Other	887	836
Total Midstream Services — Affiliate	$113,784	$103,803

Expenses General and administrative expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019
General and Administrative Expense — Affiliate	$2,674	$2,278
General and Administrative Expense — Third Party	2,812	2,083
Total General and Administrative Expense	$5,486	$4,361

Omnibus Agreement Our omnibus agreement with Noble contractually requires us to pay a fixed annual fee to Noble for certain administrative and operational support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Noble controls our general partner, Noble Midstream GP, LLC (“General Partner”). The cap on the initial rate of $6.9 million expired in September 2019 and we completed the annual fee redetermination process during February 2020. The redetermined rate is $15.7 million and became effective March 1, 2020.
Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	March 31, 2020	December 31, 2019
Gathering and Processing Systems	$1,840,973	$1,795,957
Fresh Water Delivery Systems	95,886	96,004
Construction-in-Progress (1)	116,644	115,034
Total Property, Plant and Equipment, at Cost	2,053,503	2,006,995
Accumulated Depreciation and Amortization	(260,734)	(244,038)
Property, Plant and Equipment, Net	$1,792,769	$1,762,957

(1)
Construction-in-progress at March 31, 2020 primarily includes $99.9 million in gathering system projects and $15.3 million in equipment for use in future projects. Construction-in-progress at December 31, 2019 primarily includes $98.4 million in gathering system projects and $15.4 million in equipment for use in future projects.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Debt
Debt consists of the following:

	March 31, 2020		December 31, 2019
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023 (1)	$750,000	2.16%	$595,000	3.11%
Term Loan Credit Facility, due July 31, 2021	500,000	1.94%	500,000	2.85%
Term Loan Credit Facility, due August 23, 2022	400,000	1.82%	400,000	2.74%
Finance Lease Obligation	2,019	—%	2,005	—%
Total	1,652,019		1,497,005
Unamortized Debt Issuance Costs	(1,220)		(1,326)
Total Debt	1,650,799		1,495,679
Finance Lease Obligation Due Within One Year	—		—
Long-Term Debt	$1,650,799		$1,495,679

(1)
Our revolving credit facility has a total borrowing capacity of $1.15 billion. As of March 31, 2020 and December 31, 2019, our revolving credit facility had $400 million and $555 million available for borrowing, respectively.

During the first quarter 2020, we borrowed a net $155 million under our revolving credit facility. Proceeds from our revolving credit facility were utilized to fund portions of our capital contributions to investments, capital program and for working capital purposes.
Compliance with Covenants The revolving credit facility and term loan credit facilities require us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of March 31, 2020.
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
Note 6. Investments
We have ownership interests in the following entities:

•	3.33% interest in White Cliffs;

•	50% interest in Advantage;

•	50% interest in Delaware Crossing;

•	15% interest in EPIC Y-Grade;

•	30% interest in EPIC Crude;

•	15% interest in EPIC Propane; and

•	20% interest in Saddlehorn.
Delaware Crossing On February 7, 2019, we executed definitive agreements with Salt Creek Midstream LLC and completed the formation of Delaware Crossing, a crude oil pipeline system in the Delaware Basin which began delivering crude oil into all connection points in April 2020. During the first three months of 2020, we made capital contributions of approximately $16.9 million.
EPIC Y-Grade On January 31, 2019, we exercised and closed an option with EPIC Midstream Holdings, LP (“EPIC”) to acquire an interest in EPIC Y-Grade, which owns the EPIC Y-Grade pipeline from the Delaware Basin to Corpus Christi, Texas. Upon commissioning of the EPIC Crude pipeline in February 2020, EPIC began the clean out process and transition of the EPIC Y-Grade pipeline back to NGL service. During the first three months of 2020, we made capital contributions of approximately $12.8 million.
EPIC Crude On January 31, 2019, we exercised an option with EPIC to acquire an interest in EPIC Crude, and on March 8, 2019, we closed the option to acquire the interest. EPIC Crude has been engaged in the construction of the EPIC crude oil pipeline from the Delaware Basin to Corpus Christi, Texas. Construction of the EPIC Crude pipeline was completed and commissioned in February 2020 and entered full service on April 1, 2020. During the first three months of 2020, we made capital contributions of approximately $30.0 million.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

EPIC Propane On December 19, 2019, we exercised and closed an option with EPIC to acquire an interest in EPIC Propane, which is constructing a propane pipeline that will run from the EPIC Y-Grade Logistics, LP fractionator complex in Robstown, Texas to the Phillips 66 petrochemical facility in Sweeney, Texas, with additional connectivity to the Markham underground storage caverns. During the first three months of 2020, we made capital contributions of approximately $1.5 million.
Saddlehorn Pipeline On February 1, 2020, Black Diamond exercised and closed an option to acquire a 20% ownership interest in Saddlehorn for $160 million, or $87.0 million net to the Partnership. Greenfield Member contributed $73.0 million for its portion of the purchase price. Black Diamond purchased a 10% interest from each of Magellan Midstream Partners, L.P. (“Magellan”) and Plains All American Pipeline, L.P. (“Plains”). After the transaction, Magellan and Plains each own a 30% membership interest and Black Diamond and Western Midstream each own a 20% membership interest in Saddlehorn. Magellan continues to serve as operator of the Saddlehorn pipeline.
The following table presents our investments at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019
White Cliffs	$10,115	$10,268
Advantage	75,139	76,834
Delaware Crossing	85,423	68,707
EPIC Y-Grade	171,221	162,850
EPIC Crude	364,885	339,116
EPIC Propane	4,503	3,003
Saddlehorn	159,744	—
Total Investments	$871,030	$660,778

The following table presents our investment loss (income) for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
White Cliffs	$(715)	$(1,048)
Advantage	(2,076)	(2,241)
Delaware Crossing	720	1,183
EPIC Y-Grade	5,618	30
EPIC Crude	6,901	—
EPIC Propane	25	—
Saddlehorn	(4,626)	—
Other (1)	(438)	(265)
Total Investment Loss (Income)	$5,409	$(2,341)

(1)	Represents income associated with our fee for serving as the operator of Advantage and Delaware Crossing.
Note 7. Segment Information
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems	Fresh Water Delivery	Investments in Midstream Entities	Corporate (1)	Consolidated
Three Months Ended March 31, 2020
Midstream Services — Affiliate	$90,185	$23,599	$—	$—	$113,784
Midstream Services — Third Party	23,724	4,174	—	—	27,898
Crude Oil Sales — Third Party	82,363	—	—	—	82,363
Total Revenues	196,272	27,773	—	—	224,045
Goodwill Impairment	109,734	—	—	—	109,734
Income (Loss) Before Income Taxes	(41,218)	22,443	(5,409)	(13,183)	(37,367)
Additions to Long-Lived Assets	47,619	—	—	109	47,728
Additions to Investments	—	—	225,599	—	225,599

Three Months Ended March 31, 2019
Midstream Services — Affiliate	$76,216	$27,587	$—	$—	$103,803
Midstream Services — Third Party	20,220	3,809	—	—	24,029
Crude Oil Sales — Third Party	32,870	—	—	—	32,870
Total Revenues	129,306	31,396	—	—	160,702
Income (Loss) Before Income Taxes	53,660	23,209	2,341	(10,110)	69,100
Additions to Long-Lived Assets	75,176	2,756	—	269	78,201
Additions to Investments	—	—	270,603	—	270,603

March 31, 2020
Total Assets	$2,066,048	$94,420	$871,030	$15,476	$3,046,974

December 31, 2019
Total Assets	$2,160,026	$91,840	$660,778	$13,438	$2,926,082

(1)	The Corporate segment includes all general Partnership activity not attributable to our operating subsidiaries.
Note 8. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders (2)	Holder of IDRs (3)	Total
Q4 2018	February 4, 2019	February 11, 2019	$0.5858	$13,876	$9,316	$2,421	$25,613
Q4 2019	February 4, 2020	February 14, 2020	$0.6878	$62,012	$—	$—	$62,012

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP’).

(2)	On May 14, 2019, all Subordinated Units were converted into Common Units.

(3)	In November 2019, we acquired all of Noble’s IDRs. See Note 2. Basis of Presentation
Cash Distributions On March 25, 2020, the Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit due to the volatile commodity and market environment. The distribution will be paid on May 15, 2020, to unitholders of record as of May 8, 2020.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Net Income Per Limited Partner Unit
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
Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended March 31,
(in thousands, except per unit amounts)	2020	2019
Net Income Attributable to Noble Midstream Partners LP	$10,103	$43,559
Less: Net Income Attributable to Incentive Distribution Rights	—	3,507
Net Income Attributable to Limited Partners	$10,103	$40,052

Net Income Attributable to Common Units	$10,103	$23,967
Net Income Attributable to Subordinated Units (1)	—	16,085
Net Income Attributable to Limited Partners	$10,103	$40,052

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.11	$1.01
Subordinated Units (1)	$—	$1.01

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,152	23,696
Subordinated Units (1)	—	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,164	23,721
Subordinated Units (1)	—	15,903

Antidilutive Restricted Units	167	67

(1)	On May 14, 2019, all Subordinated Units were converted into Common Units.
Note 10. Commitments and Contingencies
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

•	Executive Overview and Operating Outlook;

•	Results of Operations; and

•	Liquidity and Capital Resources.
MD&A is our analysis of the Partnership’s financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. It contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures in Item 3 of this report under the heading: “Disclosure Regarding Forward-Looking Statements.”
EXECUTIVE OVERVIEW AND OPERATING OUTLOOK
The following discussion highlights the current operating environment, as well as significant operating and financial results for first quarter 2020. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The impacts on our business of both the recent significant decline in commodity prices due to the COVID-19 outbreak and the actions of foreign oil producers, such as Saudi Arabia and Russia, are unprecedented. We will continue to focus on our customer base and maintaining safe and reliable operations and are working with our customers to further align activity and volume expectations.
COVID-19
Market Conditions In first quarter 2020, the COVID-19 pandemic spread quickly across the globe and countries mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various responsive actions and containment measures, which included business closures, work stoppages, shuttering of public spaces and events and/or severe restrictions in global and regional travel, among others, have caused unprecedented declines in the global demand for crude oil and natural gas commodities. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity. This decline in global demand driven by reduced consumption has contributed to commodity prices declining precipitously beginning in mid-March 2020. The longevity and severity of COVID-19 impacts to the oil and gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe.
Current and Future Expected Impact to the Partnership The COVID-19 outbreak, and specifically stay-at-home orders throughout the country, has suppressed the demand for energy commodities and our services, a trend we expect to continue into the second quarter, and perhaps beyond. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. In response to this, we, with the support of Noble, executed the following:

•
Remote workforce – Due to concerns over health and safety, we have asked the vast majority of our workforce to work remotely until further notice. As of March 31, 2020, working remotely has not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity as employees work from home.

•
Mobilized a Crisis Management Team (“CMT”) – The CMT is responsible for ensuring the organization follows Center for Disease Control (“CDC”), national, state and local guidance in preparing and responding to COVID-19. The CMT implemented communication protocols should an employee become sick, and we will continue to follow CDC guidance, which is subject to change in the future.

The rapid and unprecedented decreases in energy demand have impacted certain elements of our distribution channels. We are also experiencing impacts from downstream markets, as certain pipelines have limited ability to transport production as refineries reduce activity or are declaring force majeure. Additionally, inventory surpluses have overwhelmed U.S. storage capacity, leading to a further strain on the supply chain. The constraints to the supply chain could force our customers to shut-in production of certain U.S. onshore wells or entire IDPs in the future, which would result in a further decline in demand for our services.
Commodity Prices
Market Conditions Contemporaneously with the COVID-19 pandemic, Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC producers failed to agree to production cuts which were intended to stabilize and support global crude oil prices. With no agreement in place, certain large international crude oil producers, including Saudi Arabia and Russia, began to deeply discount sales of their crude oil and committed to ramping up production in an attempt to protect, or increase, their global market share. This increased production has further contributed to global production levels far exceeding current demand, a trend that exacerbates already depressed commodity prices. These extreme supply and demand dynamics have caused a significant decline in crude oil prices negatively impacting all crude oil producers. In April 2020, members of OPEC agreed to certain production cuts. While these production cuts could rebalance the market in the long-term, we do not believe they will be large enough to offset the sharp decrease in demand caused by COVID-19 in the near-term.
Additionally, the U.S. domestic natural gas market remains oversupplied and has contributed to depressed pricing.We expect that as development activity begins to decline in the U.S. leading to reduced crude oil and associated natural gas production, U.S. domestic natural gas prices will adjust as supply and demand levels equalize.
The commodity price environment may continue to remain depressed for an extended period of time based on over-supply, decreasing demand and a potential global economic recession caused by COVID-19.
Current and Future Expected Impact to the Partnership The recent decline in commodity prices adversely affected shale producers in the U.S., including our customers. In response, our customers have reduced their capital investment programs, which is expected to result in a decline in demand for our services. The commodity price environment is expected to remain depressed based on decreased demand, over-supply and a potential global economic recession. In addition, we expect downstream capacity and storage constraints to continue to have a negative impact on the ability to transport production. If constraints continue such that storage becomes unavailable to our customers or commodity prices remain depressed, they may be forced or elect to shut-in some or all of their production and delay or discontinue drilling plans, which would result in a further decline in demand for our services.
In this market environment, we are focused on prioritizing free cash flow and protecting our balance sheet. In response, we executed the following:

•
Reduced 2020 capital program – In March 2020, we reduced the Partnership’s 2020 organic capital program by approximately 35%, or $75 million, to a range of $120 to $150 million, to reflect updated producer forecasts in the DJ and Delaware Basins. In May 2020, we further reduced our organic capital program to a range of $60 to $80 million. In total, we have lowered capital expectations by more than 65% from our original February 2020 guidance. These reductions highlight our resiliency and ability to efficiently reallocate resources to align with customer activity.

•
Reduced quarterly distribution – The Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit for first quarter 2020. We intend to utilize funds from the distribution reduction to reduce our debt levels. Our Board of Directors of our General Partner will continue reviewing the quarterly distribution in context of market conditions.

Potential Global Recession
Market Conditions COVID-19, coupled with the drop in commodity prices, has contributed to equity market volatility and, potentially, the risk of a global recession. We expect this global equity market volatility experienced in first quarter 2020 to continue until the COVID-19 pandemic stabilizes.
In March and April 2020, the U.S. government passed a series of stimulus packages which, collectively, provide the largest relief packages in U.S. history. These packages include various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we do not believe these stimulus measures will have a material impact on the Partnership; however, we do believe it could aid the economy by providing relief to certain individuals and smaller businesses.
Current and Future Expected Impact to the Partnership We have experienced a sharp decline in our unit price over the first quarter 2020, a condition that is consistent across our sector. We do not have any debt covenants or other lending arrangements that depend upon our unit price. As of March 31, 2020, we are in compliance with the covenants contained in our revolving credit facility and term loans, which provide that our consolidated leverage ratio as of the end of each fiscal quarter may not exceed 5.00 to 1.0, and our consolidated interest coverage ratio as of the end of each fiscal quarter to be no less than 3.00 to 1.0. The consolidated leverage ratio and consolidated interest coverage ratio are defined in the respective agreements.
As cities, states and countries implement plans to loosen confinement restrictions and stimulate markets and economies, there is an increased risk for the resurgence and recurrence of COVID-19. Such an event is likely to impact global populations and could result in the reinstatement of containment measures, leading to potentially an extended period of reduced demand for our services.
Potential Future Impacts
We performed impairment assessments as of March 31, 2020, including assessments of property, plant and equipment, customer-related intangible assets, goodwill and equity method investments. Based on these assessments, we fully impaired our goodwill. See Item 1. Financial Statements – Note 2. Basis of Presentation. As mentioned above, we are in compliance with the covenants contained in our revolving credit facility.
Impairment testing involves uncertainties related to key assumptions such as expectations of our customers’ development and capital spending plans, among others, and a significant number of interdependent variables are derived from these key assumptions. There is a high degree of complexity in their application in determining use and value in recovery tests and fair value determinations.
Given the inherent volatility of the current market conditions driven by the COVID-19 pandemic and the oil and gas supply dynamics, the potential for future conditions to deviate from our current assumptions exists. For instance, further erosion in consumer energy demand, lower crude oil and natural gas development and production, or lower commodity prices could trigger future impairments of our assets or non-compliance with the financial covenants in our revolving credit facility and term loans.
Workforce and Executive Salary Adjustments
As previously disclosed, the officers of our General Partner manage our operations and activities. All of the employees required to conduct and support our operations are employed by Noble and are subject to the operational services and secondment agreement and omnibus agreement that we entered into with Noble.
Noble implemented furlough and part-time working programs for certain employees in response to reductions in planned activity levels, representing approximately 30% of the U.S. workforce. Certain employees that support our operations were impacted by the furlough and part-time working programs. Additionally, Noble lowered executive leadership salaries by 10% to 20%. Certain officers of our General Partner were impacted by the salary reductions. The aforementioned actions by Noble have not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor have they significantly impacted our internal control environment.
First Quarter 2020 Significant Results
The following discussion outlines significant results for first quarter 2020.
Significant Financial Results Include:

•	Net loss of $37.5 million, a decrease of 155% as compared with first quarter 2019 primarily due to the non-cash charge associated with our goodwill impairment;

•	Net cash provided by operating activities of $118.4 million, an increase of 24% as compared with first quarter 2019;

•	Adjusted EBITDA (non-GAAP financial measure) of $114.8 million, an increase of 27% as compared with first quarter 2019; and

•	Distributable cash flow (non-GAAP financial measure) of $93.7 million, an increase of 74% as compared with first quarter 2019.
Significant Transactional Results Include:

•	On February 1, 2020, Black Diamond exercised and closed an option to acquire a 20% ownership interest in Saddlehorn, which provides diversification into downstream and long-haul opportunities.
For additional information regarding our non-GAAP financial measures, please see — EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

Organic Capital Program
As mentioned above, we have reduced our 2020 organic capital program to a range of approximately $60 to $80 million. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

•	pace of our customers’ development based on current commodity prices;

•	operating and construction costs and our ability to achieve material supplier price reductions;

•	impact of new laws and regulations on our business practices, including those related to COVID-19;

•	indebtedness levels; and

•	availability of financing or other sources of funding.
We plan to fund our capital program with cash on hand, cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities.
Development Project Updates
DJ Basin
In the Greeley Crescent IDP area, we continued to build out crude oil and produced water infrastructure to service future well connections. During the quarter, we connected 12 wells on the Empire crude oil gathering system and connected 42 wells to our produced water gathering system in the Greeley Crescent IDP area. We delivered fresh water to 21 wells.
In the Black Diamond dedication area, the joint venture progressed with installing new crude oil gathering infrastructure for upcoming well connections from third-party producers, as well as facility expansion and upgrade projects. During the quarter, we connected 69 third-party wells to the Black Diamond gathering system.
In the Mustang IDP area, we extended infrastructure for crude oil, natural gas, and produced water gathering systems to facilitate further development and support future well connections. During the quarter, we connected 20 affiliate wells to the Mustang gathering system and delivered fresh water to 28 affiliate wells.
In the Wells Ranch IDP area, we commenced construction on extensions of gathering infrastructure to support future well connections. During the quarter, we connected and delivered fresh water to 9 affiliate wells.
Delaware Basin
In the Permian, we connected 22 affiliate wells and 8 third-party wells to our gathering systems. We are now connected to 173 affiliate and 23 third-party wells, and are actively preparing for additional well connections during early second quarter of 2020 before a pause in new projects.
Investment Capital Program
Our 2020 investment capital program will accommodate a net investment level of $240 to $260 million. During first quarter 2020, capital contributions to investments totaled approximately $221 million, or $148 million net to the Partnership. A substantial portion of the remaining spend will be for EPIC Y-Grade and EPIC Crude to support completion of the crude storage and marine terminal equipment as well as NGL fractionator commissioning.
Investment Project Updates
Delaware Crossing Delaware Crossing began delivering crude oil into all connection points in April 2020. Operational capacity is 135 MBbl/d with capability to expand to 200 MBbl/d. The Liberty Terminal receives barrels from the southern producers in Reeves and Pecos counties. Volumes from the Liberty Terminal flow through the 16-inch mainline to the Wink Terminal. The Wink Terminal also receives gathering volumes from producers in Ward and Winkler counties in west Texas.
EPIC Y-Grade The pipeline was commissioned in February 2020 and the clean out process and transition of the Y-Grade mainline from crude interim service to NGL service began. The pipeline commenced full service in early May 2020.
EPIC Crude Construction of the mainline and west dock of the marine terminal was completed in December 2019. The project entered full service on April 1, 2020.
EPIC Propane The EPIC Propane pipeline is currently under construction with anticipated completion in late 2020.
Saddlehorn The pipeline is currently undergoing expansion to increase crude oil capacity by 100 MBbl/d to a new total capacity of approximately 290 MBbl/d. The incremental capacity is expected to be available in late 2020.

RESULTS OF OPERATIONS
The impacts on our business of both the recent significant decline in commodity prices and the COVID-19 outbreak are not reflected within the results for the entire quarter. Therefore, results in first quarter 2020 may not be indicative of future results in the near term. Results of operations were as follows:

	Three Months Ended March 31,
(thousands)	2020	2019
Revenues
Midstream Services — Affiliate	$113,784	$103,803
Midstream Services — Third Party	27,898	24,029
Crude Oil Sales — Third Party	82,363	32,870
Total Revenues	224,045	160,702
Costs and Expenses
Cost of Crude Oil Sales	79,859	30,898
Direct Operating	26,850	30,423
Depreciation and Amortization	25,931	23,033
General and Administrative	5,486	4,361
Goodwill Impairment	109,734	—
Other Operating Expense	1,286	—
Total Operating Expenses	249,146	88,715
Operating (Loss) Income	(25,101)	71,987
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,857	5,228
Investment Loss (Income)	5,409	(2,341)
Total Other Expense (Income)	12,266	2,887
(Loss) Income Before Income Taxes	(37,367)	69,100
Income Tax Provision	149	1,309
Net (Loss) Income	(37,516)	67,791
Less: Net Income Prior to the Drop-Down and Simplification Transaction	—	4,536
Net (Loss) Income Subsequent to the Drop-Down and Simplification Transaction	(37,516)	63,255
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(47,619)	19,696
Net Income Attributable to Noble Midstream Partners LP	$10,103	$43,559

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$107,211	$62,850

Distributable Cash Flow(1) of Noble Midstream Partners LP	$93,720	$53,965

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

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended March 31,
	2020	2019
DJ Basin
Crude Oil Sales Volumes (Bbl/d)	19,668	7,029
Crude Oil Gathering Volumes (Bbl/d)	183,106	182,213
Natural Gas Gathering Volumes (MMBtu/d)	499,204	418,203
Natural Gas Processing Volumes (MMBtu/d)	42,668	52,349
Produced Water Gathering Volumes (Bbl/d)	42,094	38,044
Fresh Water Delivery Volumes (Bbl/d)	226,937	219,714

Delaware Basin
Crude Oil Gathering Volumes (Bbl/d)	58,556	42,160
Natural Gas Gathering Volumes (MMBtu/d)	182,282	100,545
Produced Water Gathering Volumes (Bbl/d)	162,178	123,977

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	19,668	7,029
Crude Oil Gathering Volumes (Bbl/d)	241,662	224,373
Natural Gas Gathering Volumes (MMBtu/d)	681,486	518,748
Barrels of Oil Equivalent (Boe/d) (1)	335,492	295,759
Natural Gas Processing Volumes (MMBtu/d)	42,668	52,349
Produced Water Gathering Volumes (Bbl/d)	204,272	162,021

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	226,937	219,714

(1)	Includes crude oil sales volumes that are transported on our gathering systems and sold to third-party customers.
Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2020	2019	Increase (Decrease) From Prior Year
Three Months Ended March 31,
Gathering and Processing — Affiliate	$89,298	$75,380	18%
Gathering and Processing — Third Party	21,968	19,232	14%
Fresh Water Delivery — Affiliate	23,599	27,587	(14)%
Fresh Water Delivery — Third Party	4,174	3,809	10%
Crude Oil Sales — Third Party	82,363	32,870	151%
Other — Affiliate	887	836	6%
Other — Third Party	1,756	988	78%
Total Revenues	$224,045	$160,702	39%

Revenues Trend Analysis
Revenues increased during first quarter 2020 as compared with first quarter 2019. The increases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $67.0 million during first quarter 2020 as compared with first quarter 2019 due to the following:

•	an increase of $49.5 million in crude oil sales due to sales of crude oil we purchase and transport to meet our transportation commitments as well as an increase the number of customers;

•
an increase of $8.5 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes resulting from an increase in the number of wells connected to our gathering systems in the Mustang, Wells Ranch and East Pony IDP areas;

•
an increase of $7.0 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems.

Fresh Water Delivery Fresh Water Delivery revenues decreased by $3.6 million during first quarter 2020 as compared with first quarter 2019 due to the following:

•	a decrease of $7.7 million in fresh water delivery revenues due to a decrease in fresh water deliveries in the East Pony IDP area resulting from reduced well completion activity by Noble;
partially offset by;

•	an increase of $4.7 million in fresh water delivery revenues due to an increase in fresh water deliveries in the Wells Ranch IDP area resulting from increased well completion activity by Noble.
Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2020	2019	Increase (Decrease) from Prior Year
Three Months Ended March 31,
Cost of Crude Oil Sales	$79,859	$30,898	158%
Direct Operating	26,850	30,423	(12)%
Depreciation and Amortization	25,931	23,033	13%
General and Administrative	5,486	4,361	26%
Goodwill Impairment	109,734	—	N/M
Other Operating Expense	1,286	—	N/M
Total Operating Expenses	$249,146	$88,715	181%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased during first quarter 2020 as compared with first quarter 2019. The increase was primarily attributable to increased purchases of crude oil to meet our crude oil transportation commitments.
Direct Operating Direct operating expense decreased during first quarter 2020 as compared with first quarter 2019. The changes in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense remained consistent during first quarter 2020 as compared with first quarter 2019. Direct operating expense decreases attributable to cost efficiencies in the Wells Ranch IDP area, East Pony IDP area, and Delaware Basin were substantially offset by increases attributable to increased activity.
Fresh Water Delivery Fresh Water Delivery direct operating expense decreased $3.0 million during first quarter 2020 as compared with first quarter 2019 due to the decreased use of third-party providers for water logistics services in the East Pony IDP area resulting from reduced well completion activity by Noble.

Depreciation and Amortization Depreciation and amortization expense increased during first quarter 2020 as compared with first quarter 2019. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $2.7 million during first quarter 2020 as compared with first quarter 2019. The increase was due to assets placed in service after March 31, 2019 primarily associated with the Mustang gathering system, the Delaware Basin central gathering facilities, and the continued development of the Black Diamond assets.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during first quarter 2020 as compared with first quarter 2019, as our fresh water delivery infrastructure was substantially complete prior to 2019.
General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment. General and administrative expense increased during first quarter 2020 as compared with first quarter 2019. The increase was primarily attributable to the increase in the fixed annual fee payable under our omnibus agreement with Noble which became effective March 1, 2020. See Item 1. Financial Statements – Note 3. Transactions with Affiliates.
Goodwill Impairment During first quarter 2020, we fully impaired our goodwill. See Item 1. Financial Statements – Note 2. Basis of Presentation and Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook.
Other Operating Expense Other expense during first quarter 2020 is primarily related to the write down of crude oil inventory.
Other (Income) Expense Trend Analysis

(in thousands)	2020	2019	Increase (Decrease) From Prior Year
Three Months Ended March 31,
Other (Income) Expense
Interest Expense	$11,860	$6,725	76%
Capitalized Interest	(5,003)	(1,497)	234%
Interest Expense, Net	6,857	5,228	31%
Investment Loss (Income)	5,409	(2,341)	(331)%
Total Other Expense (Income)	$12,266	$2,887	325%
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facilities. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon our construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Item 1. Financial Statements – Note 4. Property, Plant and Equipment for our Construction-in-Progress balances as of March 31, 2020 and December 31, 2019 and See Item 1. Financial Statements – Note 6. Investments.
Interest expense increased $5.1 million during first quarter 2020 as compared with first quarter 2019. The increase is primarily attributable to the increased outstanding long-term debt during first quarter 2020 as compared with first quarter 2019. The increase is partially offset by lower interest rates in the first quarter 2020 as compared with first quarter 2019. Capitalized interest increased $3.5 million during first quarter 2020 as compared with first quarter 2019. The increase is primarily attributable to capitalized interest associated with our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude.
Investment Income Investment income is recorded within our Investments in Midstream Entities reportable segment. Investment income decreased $7.8 million during first quarter 2020 as compared with first quarter 2019 primarily driven by losses from the Delaware Crossing, EPIC Y-Grade and EPIC Crude investments primarily attributable to expenses incurred prior to service commencement. The losses were partially offset by earnings from our investment in Saddlehorn.

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
We define Adjusted EBITDA as net income before income taxes, net interest expense, depreciation and amortization, transaction expenses, unit-based compensation and certain other items that we do not view as indicative of our ongoing performance. Additionally, Adjusted EBITDA reflects the adjusted earnings impact of our equity method investments by adjusting our equity earnings or losses from our equity method investments to reflect our proportionate share of the EBITDA of such equity method investments.
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
We define distributable cash flow as Adjusted EBITDA plus distributions received from our equity method investments less our proportionate share of Adjusted EBITDA from such equity method investments, estimated maintenance capital expenditures and cash interest paid.
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
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation from Net Income
Net (Loss) Income	$(37,516)	$67,791
Add:
Depreciation and Amortization	25,931	23,033
Interest Expense, Net of Amount Capitalized	6,857	5,228
Income Tax Provision	149	1,309
Transaction and Integration Expenses	181	57
Proportionate Share of Equity Method Investment EBITDA Adjustments	8,912	2,003
Goodwill Impairment	109,734	—
Unit-Based Compensation and Other	516	545
Adjusted EBITDA	114,764	99,966
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification Transaction	—	9,418
Adjusted EBITDA Subsequent to Drop-Down and Simplification Transaction	114,764	90,548
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	7,553	27,698
Adjusted EBITDA Attributable to Noble Midstream Partners LP	107,211	62,850
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	6,414	6,659
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	10	3,031
Cash Interest Paid	11,549	6,558
Maintenance Capital Expenditures	8,346	5,955
Distributable Cash Flow of Noble Midstream Partners LP	$93,720	$53,965

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2020	2019
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$118,383	$95,321
Add:
Interest Expense, Net of Amount Capitalized	6,857	5,228
Changes in Operating Assets and Liabilities	(2,896)	3,098
Transaction and Integration Expenses	181	57
Equity Method Investment EBITDA Adjustments	(6,281)	(3,628)
Other Adjustments	(1,480)	(110)
Adjusted EBITDA	114,764	99,966
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification Transaction	—	9,418
Adjusted EBITDA Subsequent to Drop-Down and Simplification Transaction	114,764	90,548
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	7,553	27,698
Adjusted EBITDA Attributable to Noble Midstream Partners LP	107,211	62,850
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	6,414	6,659
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	10	3,031
Cash Interest Paid	11,549	6,558
Maintenance Capital Expenditures	8,346	5,955
Distributable Cash Flow of Noble Midstream Partners LP	$93,720	$53,965

LIQUIDITY AND CAPITAL RESOURCES
Recent events, as further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook, have significantly impacted our financing strategy. We have taken actions to defer certain development projects to reflect updated producer forecasts in the DJ and Delaware Basins and reduce our quarterly distribution in order to preserve our financial liquidity.
Our capital structure and financing strategy are designed to provide sufficient liquidity to meet our short-term working capital requirements, long-term capital expenditure requirements and to make quarterly cash distributions. In the current commodity price and economic environment, the duration of which could be prolonged, we have reduced our long-term capital expenditure guidance to reflect updated producer forecasts in the DJ and Delaware Basins. Additionally, we have reduced our quarterly distribution to preserve cash and support the balance sheet. We expect these actions to increase our cash flows during the remainder of 2020, strengthening our financial position and flexibility.
Our liquidity could also be impacted by counterparty credit risk. We closely monitor the credit worthiness of third-party counterparties with whom we do business. When considered necessary, we obtain letters of credit or other credit enhancements to mitigate risks associated with certain counterparties.
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and may seek to opportunistically access the capital markets from time to time through debt or equity offerings. We do not have any commitment from Noble or our General Partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Our partnership agreement requires that we distribute all of our available cash to our unitholders.
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	March 31, 2020	December 31, 2019
Cash, Cash Equivalents, and Restricted Cash (1)	$17,656	$12,726
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	400,000	555,000
Available Liquidity	$417,656	$567,726

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	See Item 1. Financial Statements – Note 5. Debt.
Revolving Credit Facility and Term Loan Credit Facilities
During the first quarter 2020, we borrowed a net $155 million under our revolving credit facility. Proceeds from our revolving credit facility were utilized to fund portions of our capital contributions to investments, capital program and for working capital purposes. As of March 31, 2020, $750 million is outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 5. Debt.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating Activities	$118,383	$95,321
Investing Activities	(278,464)	(343,916)
Financing Activities	165,011	249,591
Increase in Cash, Cash Equivalents, and Restricted Cash	$4,930	$996
Operating Activities Net cash provided by operating activities increased during the first three months of 2020 as compared with the first three months of 2019. The increase is primarily due to increased revenues resulting from higher throughput volumes related to the expansion of existing systems and providing services to new areas and customers as well as decreased direct operating expenses due to cost efficiencies. The increase was partially offset by increased general and administrative costs related to the increase in the fixed annual fee payable under our omnibus agreement and increased interest expense related to our increased debt balance in the first quarter 2020.
Investing Activities Cash used in investing activities decreased during the first three months of 2020 as compared with the first three months of 2019. The decrease is primarily due to decreased capital contributions to our equity method investments as well as decreased capital expenditures in 2020. Our decreased capital contributions to Delaware Crossing, EPIC Crude and EPIC Y-Grade were partially offset by our capital contribution to Saddlehorn.
Financing Activities Cash provided by financing activities decreased during the first three months of 2020 as compared with the first three months of 2019. The decrease is primarily due to the proceeds from the preferred equity issuance in first quarter 2019, as well as decreased net long-term debt borrowings and increased distributions to unitholders during first quarter 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020, our material off-balance sheet arrangements that we have entered into include our transportation commitments and undrawn letters of credit.
Contractual Obligations
We have had no material changes in our contractual commitments and obligations from amounts listed under Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2019.
Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Gathering System Expenditures	$47,619	$75,176
Fresh Water Delivery System Expenditures	—	2,756
Other	109	269
Total Capital Expenditures (1)	$47,728	$78,201

Additions to Investments (1) (2)	$225,599	$270,603

(1)	Total capital expenditures and additions to investments represent the consolidated expenditures of the Partnership and includes the portion of expenditures funded by noncontrolling interest owners.

(2)	Additions to investments for the three months ended March 31, 2020 includes $4.5 million of capitalized interest.
For the three months ended March 31, 2020, our gathering system expenditures were primarily associated with the expansion of gathering infrastructure in the Wells Ranch and Mustang IDP areas, well connections in the Black Diamond dedication area and the expansion of gathering infrastructure in the Delaware Basin.
For the three months ended March 31, 2019, our gathering system expenditures were primarily associated with well connections in the Mustang IDP areas, Black Diamond dedication area and the Delaware Basin as well as expansion of the Mustang gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Greeley Crescent fresh water delivery system.
For the three months ended March 31, 2020, additions to investments were primarily related to our capital contributions to Saddlehorn as well as our other equity method investments. See Item 1. Financial Statements – Note 6. Investments. For the three months ended March 31, 2019, additions to investments were primarily related to our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
On March 25, 2020, the Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit due to the volatile commodity and market environment.. The distribution will be paid on May 15, 2020, to unitholders of record as of May 8, 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We currently generate a substantial portion of our revenues pursuant to fee-based commercial agreements under which we are paid based on the volumes of crude oil, natural gas and produced water that we gather and handle and fresh water services we provide, rather than the underlying value of the commodity.
We have indirect exposure to commodity price risk in that persistent low commodity prices may cause our customers and other potential customers to delay drilling or shut-in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If our customers delay drilling or completion activity, or temporarily shut-in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our commercial agreements do not contain minimum volume commitments. Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon and water throughput volumes on our midstream systems, which depends on our customers’ level of drilling and completion activity on our dedicated acreage. As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook, the commodity price environment is expected to remain depressed based on decreasing demand, over-supply and a potential global economic recession. We cannot predict whether or when commodity prices and economic activities will return to prior levels.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil and natural gas prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facilities, which have variable interest rates. As of March 31, 2020, $750 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $4.1 million increase in interest expense for the three months ended March 31, 2020. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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

Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include the words “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule,” “strategy” and other similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the COVID-19 pandemic and the actions of foreign oil producers (most notably Saudi Arabia and Russia) to increase crude oil production and the expected impact on our businesses, operations, earnings and results.
Forward-looking statements are not guarantees of future performance and are based on certain assumptions and bases, and subject to certain risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, and not all of which can be disclosed in advance. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•
uncertainty regarding the length of time it will take for the U.S. and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil and natural gas;

•
the continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic crude oil and natural gas production, which in turn could result in significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us;

•
uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;

•
uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for the midstream services we provide and the commercial opportunities available to us;

•
the effect of an overhang of significant amounts of crude oil and natural gas inventory stored in the U.S. and elsewhere and the impact that such inventory overhang ultimately has on the timing of a return to market conditions that support increased drilling and production activities in the U.S.;

•	the ability of our customers to meet their drilling and development plans;

•	competitive conditions in our industry;

•	actions taken by third-party operators, gatherers, processors and transporters;

•	the demand for crude oil, natural gas and produced water gathering and processing services, crude oil treating and fresh water services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to our midstream services;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	defaults by or bankruptcy of our customers under our agreements;

•
our inability to perform our obligations under our contracts, whether due to non-performance by third parties, including our customers or other counterparties, market constraints, third-party constraints, legal constraints (including governmental orders or guidance), or other factors;

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation;

•	interruption of the Partnership's operations due to social, civil or political events or unrest;

•	terrorist attacks or cyber threats;

•	any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close;

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations; and

•	certain factors discussed elsewhere in this Form 10-Q.
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q for the quarter ended March 31, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 is available on our website at www.nblmidstream.com.
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
Part II. Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Part I. Financial Information, Item 1. Financial Statements — Note 10. Commitments and Contingencies of this Form 10-Q, which is incorporated by reference into this Part II. Item 1.
Item 1A. Risk Factors
There have been no material changes, other than disclosed below, from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019.
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions to our unitholders at our current distribution rate.
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions at our current distribution rate. For example, in response to the unprecedented impact on our business from the significant decline in commodity prices and the COVID-19 outbreak, on March 25, 2020, the Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit.
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

•
continued volatility of market prices of crude oil, natural gas and NGLs and their effect on our customers’ drilling and development plans on our dedicated acreage and the volumes of hydrocarbons that are produced on our dedicated acreage and for which we provide midstream services;

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
In addition, the actual amount of distributable cash flow that we generate will also depend on other factors, some of which are beyond our control, including:

•
global or national health pandemics, epidemics or concerns, such as the recent COVID-19 outbreak, which has reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;

•	limited production cuts and freezes implemented by OPEC members and other large oil producers such as Russia;

•	the level and timing of our capital expenditures;

•	our debt service requirements and other liabilities;

•	our ability to borrow under our debt agreements to fund our capital expenditures and operating expenditures and to pay distributions;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in any of our debt agreements;

•	the cost of acquisitions, if any;

•	the fees and expenses of our General Partner and its affiliates (including Noble) that we are required to reimburse;

•	the amount of cash reserves established by our General Partner; and

•	other business risks affecting our cash levels.
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
Factors that significantly affect our customers’ levels of development and completion activity on our dedicated acreage include: prices of crude oil and natural gas; the level of supply and demand for crude oil and natural gas, worldwide; governmental regulations, including the policies of governments regarding the exploration for and production and development of their crude oil and natural gas reserves. The recent announcement by Saudi Arabia of a significant reduction in its export prices as well as the expiration of previously agreed upon production cuts by Russia, coupled with the ongoing impacts of the COVID-19 pandemic have contributed to the unprecedented and significant recent decline in the price of crude oil.
The duration of the business disruption and related financial impact from COVID-19 and current commodity price environment cannot be reasonably estimated at this time. If the current environment continues for an extended period of time, it could materially adversely affect the demand for our services and our ability to operate our business in the manner and on the timelines previously planned.
We have no control over Noble’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Noble or other producers or their exploration and development decisions, which may also be affected by the following, among other things:

•	the availability and cost of capital;

•
global or national health pandemics, epidemics or concerns, such as the recent COVID-19 outbreak, which has reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;

•	limited production cuts and freezes implemented by OPEC members and other large oil producers such as Russia;

•	increased volatility of prevailing and projected crude oil, natural gas and NGL prices;

•	demand for crude oil, natural gas and NGLs, which has recently been significantly depressed due to global economic conditions;

•	levels of reserves;

•	geologic considerations;

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

•
environmental or other governmental regulations, including prorationing, the availability of permits, the regulation of hydraulic fracturing and a governmental determination that multiple facilities are to be treated as a single source for air permitting purposes; and

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
Our exposure to commodity price risk may change over time and we cannot guarantee our customers will be able to abide by the terms of any existing agreements or that we will be able to secure similar terms in future agreements for our midstream services with our customers.
We currently generate the majority of our revenues pursuant to fee-based agreements under which we are paid based on volumes handled, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. However, our customers are exposed to commodity price risk, and extended reduction in commodity prices could reduce the production volumes available for our midstream services in the future below expected levels.
Historically, crude oil, natural gas and NGLs prices have been volatile and subject to wide fluctuations. For example, during 2019, the low price for both the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil futures and NYMEX Henry Hub gas futures was $45.41 per barrel and $2.07 per MMBtu, respectively. For the period from January 1, 2020 through April 30, 2020, however, prices for oil and natural gas declined significantly, reaching lows of -$37.63 per barrel for NYMEX WTI oil futures and $1.55 per MMBtu for NYMEX Henry Hub gas futures. Negative NYMEX WTI oil futures prices during April 2020 represented the impact of severe storage constraints as of the expiration date for front month oil purchase contracts.
This recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in a substantial decrease in crude oil and natural gas prices, and the global outbreak of COVID-19, which has reduced demand for crude oil and natural gas because of significantly reduced global and national economic activity. We cannot predict whether or when commodity prices and economic activities will return to normalized levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.
Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19 and the potential global recession, could have a material adverse impact on our financial position, results of operations and cash flows.
The U.S. and other world economies are potentially in a recession due to the global outbreak of COVID-19, which began late in 2019. In March 2020, OPEC and non-OPEC producers failed to agree to production cuts, causing a significant drop in crude oil prices. In April 2020, members of OPEC agreed to certain production cuts. While these production cuts could rebalance the market in the long-term, in the short-term, we do not believe they will be large enough to offset the sharp decrease in demand caused by COVID-19. These factors collectively have contributed to unprecedented negative global economic impacts, including a significant drop in hydrocarbon product demand, which could extend throughout 2020 and beyond.
A recession would likely extend the time for the current oil markets to absorb excess supplies and rebalance inventory resulting in decreased demand for our midstream services for a number of future quarters. Our profitability will likely be significantly affected by this decreased demand and could lead to material impairments of our long-lived assets, intangible assets and equity method investments. Additionally, these factors could lead to further reductions in our distributions to unitholders or may cause us to fall out of compliance with the covenants in our revolving credit facility and term loans. The global outbreak of COVID-19 and impact of lower commodity prices could lead to disruptions in our supply network, including, among other things, storage and pipeline constraints brought on by overproduction and decreased demand from refiners.
Our future access to capital, as well as that of our partners and contractors, could be limited due to tightening capital markets that could delay or inhibit our capital projects.
The outbreak of COVID-19 could potentially further impact our workforce. The infection of key personnel, or the infection of a significant amount of our workforce, could have a material adverse impact on our business, financial condition and results of operations.
The majority of our workforce is working remotely until the risks of COVID-19 are reduced. Additionally, in response to reduced development and activity levels stemming from the commodity price environment, Noble has placed a number of employees on furlough or part-time work programs. A remote workforce combined with workforce reduction programs could introduce risks to achieving business objectives and/or the ability to maintain our controls and procedures. For example, the technology required for the transition to remote work increases our vulnerability to cybersecurity threats, including threats of unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors-Risks Related to Our Business – A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The impacts of COVID-19 and the significant drop in commodity prices has had an unprecedented impact on the global economy and our business. We are unable to predict all potential impacts to our business, the severity of such impacts or the duration.

Item 6. Exhibit

Exhibit Number	Exhibit

2.1+
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

4.1
Registration Rights Agreement, dated November 21, 2019, by and among the Registrant and the Purchasers named therein (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Date of Event: November 21, 2019) filed November 22, 2019 and incorporated herein by reference).

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

101
The following materials from Noble Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Equity; and (v) Notes to Consolidated Financial Statements.

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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	May 8, 2020	By: /s/ Thomas W. Christensen
Thomas W. Christensen Chief Financial Officer