Form 10-Q
period 2020-06-30
Noble Midstream Partners LP
filed 2020-08-03
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Yes ☐    No ☒
As of June 30, 2020, the registrant had 90,369,975 Common Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$12,729	$12,676
Accounts Receivable — Affiliate	37,298	42,428
Accounts Receivable — Third Party	24,751	44,093
Other Current Assets	7,196	8,730
Total Current Assets	81,974	107,927
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	2,056,882	2,006,995
Less: Accumulated Depreciation and Amortization	(279,115)	(244,038)
Total Property, Plant and Equipment, Net	1,777,767	1,762,957
Investments	860,817	660,778
Intangible Assets, Net	261,794	277,900
Goodwill	—	109,734
Other Noncurrent Assets	25,995	6,786
Total Assets	$3,008,347	$2,926,082
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$6,557	$8,155
Accounts Payable — Trade	46,138	107,705
Other Current Liabilities	11,096	11,680
Total Current Liabilities	63,791	127,540
Long-Term Liabilities
Long-Term Debt	1,635,919	1,495,679
Asset Retirement Obligations	40,762	37,842
Other Long-Term Liabilities	3,849	4,160
Total Liabilities	1,744,321	1,665,221
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	112,646	106,005
Equity
Common Units (90,164 and 90,136 units outstanding, respectively)	787,584	813,999
Noncontrolling Interests	363,796	340,857
Total Equity	1,151,380	1,154,856
Total Liabilities, Mezzanine Equity and Equity	$3,008,347	$2,926,082
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Midstream Services — Affiliate	$93,739	$97,269	$207,523	$201,072
Midstream Services — Third Party	22,997	21,609	50,895	45,638
Crude Oil Sales — Third Party	29,214	51,782	111,577	84,652
Total Revenues	145,950	170,660	369,995	331,362
Costs and Expenses
Cost of Crude Oil Sales	29,104	48,079	108,963	78,977
Direct Operating	20,039	32,866	46,889	63,289
Depreciation and Amortization	26,354	23,980	52,285	47,013
General and Administrative	6,446	5,171	11,932	9,532
Goodwill Impairment	—	—	109,734	—
Other Operating Expense	2,576	—	3,862	—
Total Operating Expenses	84,519	110,096	333,665	198,811
Operating Income	61,431	60,564	36,330	132,551
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,633	2,322	13,490	7,550
Investment Loss (Income)	2,730	1,748	8,139	(593)
Other Non-Operating Expense	1,336	—	1,336	—
Total Other Expense (Income)	10,699	4,070	22,965	6,957
Income Before Income Taxes	50,732	56,494	13,365	125,594
Income Tax (Benefit) Expense	(128)	731	21	2,040
Net Income	50,860	55,763	13,344	123,554
Less: Net Income Prior to the Drop-Down and Simplification Transaction	—	2,565	—	7,101
Net Income Subsequent to the Drop-Down and Simplification Transaction	50,860	53,198	13,344	116,453
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,624	16,789	(44,995)	36,485
Net Income Attributable to Noble Midstream Partners LP	48,236	36,409	58,339	79,968
Less: Net Income Attributable to Incentive Distribution Rights	—	4,640	—	8,147
Net Income Attributable to Limited Partners	$48,236	$31,769	$58,339	$71,821

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.53	$0.79	$0.65	$1.77
Subordinated Units	$—	$0.84	$—	$1.91

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,163	32,090	90,158	27,916
Subordinated Units	—	7,514	—	11,685

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,164	32,121	90,163	27,944
Subordinated Units	—	7,514	—	11,685
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net Income	$13,344	$123,554
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	52,285	47,013
Income Taxes	—	1,842
Goodwill Impairment	109,734	—
Loss from Equity Method Investees	10,276	2,083
Distributions from Equity Method Investees	18,820	6,944
Other Adjustments for Noncash Items Included in Income	6,354	1,647
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Decrease (Increase) in Accounts Receivable	24,472	(12,284)
(Decrease) Increase in Accounts Payable	(16,630)	22,739
Other Operating Assets and Liabilities, Net	796	(4,593)
Net Cash Provided by Operating Activities	219,451	188,945
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(96,777)	(141,716)
Additions to Investments	(228,226)	(414,587)
Loan to Equity Method Investee	(22,500)	—
Other	2,224	588
Net Cash Used in Investing Activities	(345,279)	(555,715)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests and Parent	(13,224)	(26,476)
Contributions from Noncontrolling Interests	81,158	34,110
Borrowings Under Revolving Credit Facility	350,000	560,000
Repayment of Revolving Credit Facility	(210,000)	(250,000)
Distributions to Unitholders	(79,020)	(53,459)
Proceeds from Preferred Equity, Net of Issuance Costs	—	99,450
Other	(3,083)	(980)
Net Cash Provided by Financing Activities	125,831	362,645
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3	(4,125)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	12,726	15,712
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$12,729	$11,587

(1)	See Note 2. Basis of Presentation for our reconciliation of total cash.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

		Partner's Equity
	Parent Net Investment	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2019	$—	$813,999	$—	$—	$340,857	$1,154,856
Net Income (Loss)	—	10,103	—	—	(47,619)	(37,516)
Contributions from Noncontrolling Interests	—	—	—	—	77,966	77,966
Distributions to Noncontrolling Interests	—	—	—	—	(5,700)	(5,700)
Distributions to Unitholders	—	(62,114)	—	—	—	(62,114)
Preferred Equity Accretion	—	(3,276)	—	—	—	(3,276)
Other	—	433	—	—	—	433
March 31, 2020	—	759,145	—	—	365,504	1,124,649
Net Income	—	48,236	—	—	2,624	50,860
Contributions from Noncontrolling Interests	—	—	—	—	3,192	3,192
Distributions to Noncontrolling Interests	—	—	—	—	(7,524)	(7,524)
Distributions to Unitholders	—	(16,906)	—	—	—	(16,906)
Preferred Equity Accretion	—	(3,366)	—	—	—	(3,366)
Other	—	475	—	—	—	475
June 30, 2020	$—	$787,584	$—	$—	$363,796	$1,151,380

December 31, 2018	$170,322	$699,866	$(130,207)	$2,421	$744,153	$1,486,555
Net Income	4,536	23,967	16,085	3,507	19,696	67,791
Contributions from Noncontrolling Interests and Parent	—	—	—	—	15,969	15,969
Distributions to Noncontrolling Interests and Parent	(6,495)	—	—	—	(4,669)	(11,164)
Distributions to Unitholders	—	(13,930)	(9,316)	(2,421)	—	(25,667)
Black Diamond Equity Ownership Promote Vesting	—	4,092	2,746	—	(6,838)	—
Other	—	470	—	—	—	470
March 31, 2019	168,363	714,465	(120,692)	3,507	768,311	1,533,954
Net Income	2,565	25,487	6,282	4,640	16,789	55,763
Contributions from Noncontrolling Interests	—	—	—	—	18,141	18,141
Distributions to Noncontrolling Interests and Parent	(9,905)	—	—	—	(7,316)	(17,221)
Distributions to Unitholders	—	(14,534)	(9,751)	(3,507)	—	(27,792)
Black Diamond Equity Ownership Promote Vesting	—	8,196	—	—	(8,196)	—
Conversion of Subordinated Units to Common Units	—	(124,161)	124,161	—	—	—
Preferred Equity Accretion	—	(3,151)	—	—	—	(3,151)
Other	—	273	—	—	—	273
June 30, 2019	$161,023	$606,575	$—	$4,640	$787,729	$1,559,967

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
Chevron Merger On July 20, 2020, Noble, our sponsor and majority unitholder, entered into a definitive merger agreement (the “Chevron Merger Agreement”) with Chevron Corporation (NYSE: CVX) pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Noble will be acquired by Chevron in an all-stock transaction (the “Chevron Merger”). The transaction was approved by the Boards of Directors of both Noble and Chevron and is anticipated to close in fourth quarter 2020. The transaction is subject to Noble stockholder approval, regulatory approvals, and other customary closing conditions. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.
Partnership Assets Our assets consist of ownership interests in certain companies which serve specific areas and integrated development plan (“IDP”) areas and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	NBLX Ownership	Noncontrolling Interest (1)
Colorado River LLC (2)	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	100%	N/A
San Juan River LLC (2)	East Pony IDP (DJ Basin)	Water Services	100%	N/A
Green River DevCo LLC (2)	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	100%	N/A
Laramie River LLC (2)	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	100%	N/A
	Black Diamond Dedication Area (DJ Basin) (3)	Crude Oil Gathering Natural Gas Gathering Crude Oil Transmission	54.4%	45.6%
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (4)	Crude Oil Gathering Water Services	5%	95%
Blanco River LLC (2)	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A
Trinity River DevCo LLC (5)	Delaware Basin	Crude Oil Transmission Natural Gas Compression	100%	N/A
Dos Rios DevCo LLC (6)	Delaware Basin	Crude Oil Transmission Y-Grade Transmission	100%	N/A
NBL Midstream Holdings LLC	East Pony IDP (DJ Basin)	Natural Gas Gathering Natural Gas Processing	100%	N/A
	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A

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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Nature of Operations We operate and own interests in the following assets:

•	crude oil gathering systems;

•	natural gas gathering and processing systems and compression units;

•	crude oil treating facilities;

•	produced water collection, gathering, and cleaning systems;

•	fresh water storage and delivery systems; and

•	investments in midstream entities that provide transportation and fractionation services.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Additionally, we purchase and sell crude oil to customers at various delivery points on our gathering systems.
Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements at June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods.
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
Consolidation Our consolidated financial statements include our accounts, the accounts of subsidiaries which the Partnership wholly owns and the accounts of subsidiaries in which the Partnership has partial ownership.
Variable Interest Entities Our consolidated financial statements include the accounts of Black Diamond, which we control. We have determined that the partners with equity at risk in Black Diamond lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, Black Diamond is considered a variable interest entity. Through our majority representation on the Black Diamond board of directors as well as our responsibility as operator of the Black Diamond system, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Black Diamond in our financial statements. Financial statement activity associated with Black Diamond is captured within the Gathering Systems and the Investments in Midstream Entities reportable segments. See Note 7. Segment Information.
Drop-Down and Simplification Transaction On November 14, 2019, we entered into a Contribution, Conveyance, Assumption and Simplification Agreement with Noble. Pursuant to such agreement, we acquired (i) the remaining 60% limited partner interest in Blanco River DevCo LP, (ii) the remaining 75% limited partner interest in Green River DevCo LP, (iii) the remaining 75% limited partner interest in San Juan River DevCo LP and (iv) all of the issued and outstanding limited liability company interests of NBL Midstream Holdings LLC (“NBL Holdings”). Additionally, all of the Incentive Distribution Rights (“IDRs”) were converted into common units representing limited partner interests in the Partnership (“Common Units”). The acquisition of the interests and conversion of the IDRs are collectively referred to as the “Drop-Down and Simplification Transaction.” The total consideration paid by the Partnership for the Drop-Down and Simplification Transaction was $1.6 billion, which consisted of $670 million in cash and 38,455,018 Common Units issued to Noble.
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
Conversely, the acquisition of all of the issued and outstanding limited liability company interests of NBL Holdings is characterized as a change in reporting entity, as defined under FASB Accounting Standards Codification Topic 805, Business Combinations, as this entity previously had not been consolidated by us. Therefore, results of operations related to NBL Holdings have been accounted for on a retrospective basis. Our financial information has been recast to include the historical results of NBL Holdings for the three and six months ended June 30, 2019. The financial statements of NBL Holdings for the

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

period prior to the Drop-Down and Simplification Transaction have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the results of operations had these entities operated on a consolidated basis during those periods. Because a direct ownership relationship did not exist among the Partnership and NBL Holdings prior to the Drop-Down and Simplification Transaction, the net investment in NBL Holdings is shown as Parent Net Investment, in lieu of partners’ equity, in the accompanying Consolidated Statement of Changes in Equity for periods prior to the Drop-Down and Simplification Transaction.
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
The preferred equity was recorded initially at fair value on the issuance date. Subsequent to issuance, we accrete changes in the redemption value of the preferred equity from the date of issuance to GIP’s earliest redemption date. The preferred equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. During any quarter in which a dividend is accrued, the accreted value of the preferred equity will be increased by the accrued but unpaid dividend (i.e., a paid-in-kind dividend). Accretion during the three and six months ended June 30, 2020 was approximately $3.4 million and $6.6 million, respectively.
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
Impairments During second quarter 2020, we performed qualitative impairment assessments over property, plant and equipment, investments, and intangible assets. No impairment indicators were identified and no impairments were recorded.
During first quarter 2020, we identified certain impairment indicators including the significant decrease in commodity prices, changes to our customers’ development outlook due to reductions in demand resulting from the novel coronavirus (“COVID-19”) pandemic and excess crude oil and natural gas inventories, and a decrease in our market capitalization. Due to these impairment indicators, we conducted impairment testing of certain of our assets, as follows:
Property, Plant and Equipment and Intangible Assets Due to publicly announced changes to our customers’ development outlook within the Delaware Basin and the Black Diamond dedication area, we concluded impairment indicators existed and

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Goodwill All of our goodwill was assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. We performed a qualitative assessment and concluded it was more likely than not that the fair value of the Black Diamond reporting unit was less than its carrying value. We then performed a fair value assessment using the income approach. Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions for operating and development costs as well as taking into account changes and uncertainties in our customers’ development outlook. Based on these assessments, we concluded that our goodwill was fully impaired and recorded a non-cash charge of $109.7 million in March 2020.
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
Intangible Assets Our intangible asset accumulated amortization totaled approximately $78.0 million and $61.9 million as of June 30, 2020 and December 31, 2019, respectively. Intangible asset amortization expense totaled approximately $8.1 million for the three months ended June 30, 2020 and 2019 and $16.1 million and $16.0 million for the six months ended June 30, 2020 and 2019, respectively.
Loan to Equity Method Investee On April 2, 2020, we entered into a loan agreement with EPIC Y-Grade. In accordance with the loan agreement, we loaned $22.5 million to EPIC Y-Grade, to be used for construction and working capital purposes. The maturity date of the loan is December 15, 2023. As the loan does not represent an in-substance capital contribution, it is recorded within other noncurrent assets in our consolidated balance sheets.
The loan bears interest at a rate equal to applicable margins plus the London Interbank Offered Rate (“LIBOR”), or alternate base rate. EPIC Y-Grade has the option to defer payment of interest (“PIK Interest”) for a 12-month period commencing on April 2, 2020. All PIK Interest is added to the outstanding principal amount of the loan and shall be paid on the maturity date. The loan plus accrued PIK Interest totaled $23.1 million at June 30, 2020. We recorded an allowance for expected credit losses of $1.3 million that is recorded within other non-operating expense in our consolidated statement of operations.
The carrying amount of the loan, net of the allowance for expected credit losses, approximates fair value as a portion of the interest rate is variable and reflective of market rates.
Tax Provision We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin and we recorded a de minimis state tax provision for the three months ended June 30, 2020 and 2019.
For periods prior to the Drop-Down and Simplification Transaction, our consolidated financial statements include a provision for tax expense on income related to the assets contributed to the Partnership. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. Substantially all of our tax provision for the three months ended June 30, 2019 represents federal income taxes associated with the assets contributed in the Drop-Down and Simplification Transaction.

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
Recently Issued Accounting Standards
LIBOR Reform In first quarter 2020, the FASB issued ASU No. 2020-04 (ASU 2020-04): Reference Rate Reform (Topic 848), which provides optional guidance for a limited period of time to ease the transition from LIBOR to an alternative reference rate. The ASU intends to address certain concerns stakeholders raised relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. We are currently evaluating the provisions of ASU 2020-04 and have not yet determined whether we will elect the optional expedients. We do not expect the transition to an alternative rate to have a significant impact on our business, operations or liquidity.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Our restricted cash is included in other current assets in our consolidated balance sheets. The following table provides a reconciliation of total cash:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash and Cash Equivalents at Beginning of Period	$12,676	$14,761
Restricted Cash at Beginning of Period (1)	50	951
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$12,726	$15,712

Cash and Cash Equivalents at End of Period	$12,729	$11,537
Restricted Cash at End of Period (1)	—	50
Cash, Cash Equivalents, and Restricted Cash at End of Period	$12,729	$11,587

(1)	Restricted cash represents the amount held as collateral for certain of our letters of credit.
Revenue Recognition We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606 – Revenue from Contracts with Customers (ASC 606).
Under ASC 606, remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2020. A certain fresh water delivery affiliate revenue agreement contains a minimum volume commitment for the delivery of fresh water for a fixed fee per barrel with annual percentage escalations. The following table includes estimated revenues, as of June 30, 2020, for the agreement. Our actual volumes delivered may exceed the future minimum volume commitment.

(in thousands)	Midstream Services — Affiliate
Remainder of 2020	$18,736
2021	37,635
Total	$56,371

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Gathering and Processing	$82,671	$78,136	$171,969	$153,516
Fresh Water Delivery	10,300	18,367	33,899	45,954
Other	768	766	1,655	1,602
Total Midstream Services — Affiliate	$93,739	$97,269	$207,523	$201,072

Expenses General and administrative expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
General and Administrative Expense — Affiliate	$4,107	$2,178	$6,782	$4,456
General and Administrative Expense — Third Party	2,339	2,993	5,150	5,076
Total General and Administrative Expense	$6,446	$5,171	$11,932	$9,532

Omnibus Agreement Our omnibus agreement with Noble contractually requires us to pay a fixed annual fee to Noble for certain administrative and operational support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Noble controls our general partner, Noble Midstream GP LLC (“General Partner”). The cap on the initial rate of $6.9 million expired in September 2019 and we completed the annual fee redetermination process during February 2020. The redetermined rate is $15.7 million and became effective March 1, 2020.
Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	June 30, 2020	December 31, 2019
Gathering and Processing Systems	$1,898,488	$1,795,957
Fresh Water Delivery Systems	95,802	96,004
Construction-in-Progress (1)	62,592	115,034
Total Property, Plant and Equipment, at Cost	2,056,882	2,006,995
Accumulated Depreciation and Amortization	(279,115)	(244,038)
Property, Plant and Equipment, Net	$1,777,767	$1,762,957

(1)
Construction-in-progress at June 30, 2020 primarily includes $49.0 million in gathering system projects and $11.6 million in equipment for use in future projects. Construction-in-progress at December 31, 2019 primarily includes $98.4 million in gathering system projects and $15.4 million in equipment for use in future projects.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Debt
Debt consists of the following:

	June 30, 2020		December 31, 2019
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023 (1)	$735,000	1.61%	$595,000	3.11%
Term Loan Credit Facility, due July 31, 2021	500,000	1.36%	500,000	2.85%
Term Loan Credit Facility, due August 23, 2022	400,000	1.24%	400,000	2.74%
Finance Lease Obligation	2,033	—%	2,005	—%
Total	1,637,033		1,497,005
Unamortized Debt Issuance Costs	(1,114)		(1,326)
Total Debt	1,635,919		1,495,679
Finance Lease Obligation Due Within One Year	—		—
Long-Term Debt	$1,635,919		$1,495,679

(1)
Our revolving credit facility has a total borrowing capacity of $1.15 billion. As of June 30, 2020 and December 31, 2019, our revolving credit facility had $415 million and $555 million available for borrowing, respectively.

During the first six months of 2020, we borrowed a net $140 million under our revolving credit facility. Proceeds from our revolving credit facility were utilized to fund portions of our capital contributions to investments, capital program and for working capital purposes.
Compliance with Covenants The revolving credit facility and term loan credit facilities require us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of June 30, 2020.
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
Delaware Crossing On February 7, 2019, we executed definitive agreements with Salt Creek Midstream LLC and completed the formation of Delaware Crossing, a crude oil pipeline system in the Delaware Basin which began delivering crude oil into all connection points in April 2020. During the first six months of 2020, we made capital contributions of approximately $16.9 million.
EPIC Y-Grade On January 31, 2019, we exercised and closed an option with EPIC Midstream Holdings, LP (“EPIC”) to acquire an interest in EPIC Y-Grade, which owns the EPIC Y-Grade pipeline from the Delaware Basin to Corpus Christi, Texas. Interim crude service on the EPIC Y-Grade mainline ended in March 2020. EPIC Y-Grade began the transition to NGL service in May 2020 and completed construction of its first new build fractionator in June 2020. During the first six months of 2020, we made capital contributions of approximately $12.8 million.
EPIC Crude On January 31, 2019, we exercised an option with EPIC to acquire an interest in EPIC Crude, and on March 8, 2019, we closed the option to acquire the interest. EPIC Crude has been engaged in the construction of the EPIC crude oil pipeline from the Delaware Basin to Corpus Christi, Texas. Construction of the EPIC Crude pipeline was completed, and the pipeline was commissioned in February 2020 and entered full service on April 1, 2020. During the first six months of 2020, we made capital contributions of approximately $30.0 million.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

EPIC Propane On December 19, 2019, we exercised and closed an option with EPIC to acquire an interest in EPIC Propane, which is constructing a propane pipeline that will run from the EPIC Y-Grade Logistics, LP fractionator complex in Robstown, Texas to the Phillips 66 petrochemical facility in Sweeney, Texas, with additional connectivity to the Markham underground storage caverns. EPIC Propane completed construction of its first new build fractionator in June 2020. During the first six months of 2020, we made capital contributions of approximately $4.0 million.
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
The following table presents our investments at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
White Cliffs	$10,363	$10,268
Advantage	72,651	76,834
Delaware Crossing	84,671	68,707
EPIC Y-Grade	163,244	162,850
EPIC Crude	362,912	339,116
EPIC Propane	7,028	3,003
Saddlehorn	159,948	—
Total Investments	$860,817	$660,778

The following table presents our investment loss (income) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
White Cliffs	$(549)	$(841)	$(1,264)	$(1,889)
Advantage	(1,311)	(1,513)	(3,387)	(3,754)
Delaware Crossing	752	355	1,472	1,538
EPIC Y-Grade	7,977	1,024	13,595	1,054
EPIC Crude	1,972	3,245	8,873	3,245
EPIC Propane	36	—	61	—
Saddlehorn	(5,712)	—	(10,338)	—
Other (1)	(435)	(522)	(873)	(787)
Total Investment Loss (Income)	$2,730	$1,748	$8,139	$(593)

(1)	Represents income associated with our fee for serving as the operator of Advantage and Delaware Crossing.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems	Fresh Water Delivery	Investments in Midstream Entities	Corporate (1)	Consolidated
Three Months Ended June 30, 2020
Midstream Services — Affiliate	$83,439	$10,300	$—	$—	$93,739
Midstream Services — Third Party	21,186	1,811	—	—	22,997
Crude Oil Sales — Third Party	29,214	—	—	—	29,214
Total Revenues	133,839	12,111	—	—	145,950
Income (Loss) Before Income Taxes	58,392	10,336	(2,730)	(15,266)	50,732
Additions to Long-Lived Assets	4,849	—	—	148	4,997
Additions to Investments	—	—	2,627	—	2,627

Three Months Ended June 30, 2019
Midstream Services — Affiliate	$78,902	$18,367	$—	$—	$97,269
Midstream Services — Third Party	19,155	2,454	—	—	21,609
Crude Oil Sales — Third Party	51,782	—	—	—	51,782
Total Revenues	149,839	20,821	—	—	170,660
Income (Loss) Before Income Taxes	52,668	13,621	(1,748)	(8,047)	56,494
Additions to Long-Lived Assets	56,739	1,113	—	240	58,092
Additions to Investments	—	—	143,984	—	143,984

Six Months Ended June 30, 2020
Midstream Services — Affiliate	$173,624	$33,899	$—	$—	$207,523
Midstream Services — Third Party	44,910	5,985	—	—	50,895
Crude Oil Sales — Third Party	111,577	—	—	—	111,577
Total Revenues	330,111	39,884	—	—	369,995
Goodwill Impairment	109,734	—	—	—	109,734
Income (Loss) Before Income Taxes	17,174	32,779	(8,139)	(28,449)	13,365
Additions to Long-Lived Assets	52,468	—	—	257	52,725
Additions to Investments	—	—	228,226	—	228,226

Six Months Ended June 30, 2019
Midstream Services — Affiliate	$155,118	$45,954	$—	$—	$201,072
Midstream Services — Third Party	39,375	6,263	—	—	45,638
Crude Oil Sales — Third Party	84,652	—	—	—	84,652
Total Revenues	279,145	52,217	—	—	331,362
Income (Loss) Before Income Taxes	106,328	36,830	593	(18,157)	125,594
Additions to Long-Lived Assets	134,388	1,394	—	511	136,293
Additions to Investments	—	—	414,587	—	414,587

June 30, 2020
Total Assets	$2,019,477	$92,823	$860,817	$35,230	$3,008,347

December 31, 2019
Total Assets	$2,160,026	$91,840	$660,778	$13,438	$2,926,082

(1)	The Corporate segment includes all general Partnership activity not attributable to our operating subsidiaries.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders (2)	Holder of IDRs (3)	Total
Q4 2018	February 4, 2019	February 11, 2019	$0.5858	$13,876	$9,316	$2,421	$25,613
Q1 2019	May 6, 2019	May 13, 2019	$0.6132	$14,534	$9,751	$3,507	$27,792
Q2 2019	August 5, 2019	August 12, 2019	$0.6418	$25,418	$—	$4,640	$30,058
Q3 2019	November 4, 2019	November 12, 2019	$0.6716	$26,598	$—	$5,820	$32,418
Q4 2019	February 4, 2020	February 14, 2020	$0.6878	$62,012	$—	$—	$62,012
Q1 2020	May 8, 2020	May 15, 2020	$0.1875	$16,906	$—	$—	$16,906

(1)	Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP”).

(2)	On May 14, 2019, all Subordinated Units were converted into Common Units.

(3)	In November 2019, we acquired all of Noble’s IDRs. See Note 2. Basis of Presentation.
Cash Distributions On July 24, 2020, the Board of Directors of our General Partner approved a quarterly distribution of $0.1875 per unit. The distribution will be paid on August 14, 2020, to unitholders of record as of August 7, 2020.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2020	2019	2020	2019
Net Income Attributable to Noble Midstream Partners LP	$48,236	$36,409	$58,339	$79,968
Less: Net Income Attributable to Incentive Distribution Rights	—	4,640	—	8,147
Net Income Attributable to Limited Partners	$48,236	$31,769	$58,339	$71,821

Net Income Attributable to Common Units	$48,236	$25,487	$58,339	$49,454
Net Income Attributable to Subordinated Units (1)	—	6,282	—	22,367
Net Income Attributable to Limited Partners	$48,236	$31,769	$58,339	$71,821

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic and Diluted
Common Units	$0.53	$0.79	$0.65	$1.77
Subordinated Units (1)	$—	$0.84	$—	$1.91

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,163	32,090	90,158	27,916
Subordinated Units (1)	—	7,514	—	11,685

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,164	32,121	90,163	27,944
Subordinated Units (1)	—	7,514	—	11,685

Antidilutive Restricted Units	207	68	187	71

(1)	On May 14, 2019, all Subordinated Units were converted into Common Units.
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
EXECUTIVE OVERVIEW AND OPERATING OUTLOOK
The following discussion highlights the current operating environment, as well as significant operating and financial results for second quarter 2020. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The impacts on our business of both the significant decline in commodity prices and the COVID-19 pandemic are unprecedented. We will continue to focus on our customer base and maintaining safe and reliable operations. We are continuing to work with our customers to further align activity and volume expectations.
Chevron Merger On July 20, 2020, Noble, our sponsor and majority unitholder, entered into the Chevron Merger Agreement with Chevron Corporation pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Noble will be acquired by Chevron in an all-stock transaction. The transaction was approved by the Boards of Directors of both Noble and Chevron and is anticipated to close in fourth quarter 2020. The transaction is subject to Noble stockholder approval, regulatory approvals, and other customary closing conditions.
Second Quarter 2020 Significant Results
The following discussion outlines significant results for second quarter 2020.
Significant Financial Results Include:

•	Net Income Attributable to Limited Partners of $48.2 million, an increase of 52% as compared with second quarter 2019;

•	Net cash provided by operating activities of $101.1 million, an increase of 8% as compared with second quarter 2019;

•	Adjusted EBITDA (non-GAAP financial measure) of $102.7 million, an increase of 27% as compared with second quarter 2019; and

•	Distributable cash flow (non-GAAP financial measure) of $79.7 million, an increase of 96% as compared with second quarter 2019.
For additional information regarding our non-GAAP financial measures, please see — Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.
COVID-19
Market Conditions During second quarter 2020, continued containment measures and responsive actions to the COVID-19 pandemic continue to result in severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity.

Current and Future Expected Impact to the Partnership The virus continues to impact the global demand for commodities, a trend we expect to continue into the third quarter, and beyond. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. In response to this, we executed the following actions:

•
Remote workforce – Due to concerns over health and safety, the majority of our global workforce continues to work remotely until further notice. As of June 30, 2020, working remotely has not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. In addition, certain of our employees and contractors work in remote field locations. We have implemented various health and safety protocols including, among others, reduction of certain operational workloads to critical maintenance and personnel, mandating use of certain secure travel options, review of critical medical supplies and procedures and implementation of other safeguards to protect operational personnel. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity as employees work from home.

•
Mobilized a Crisis Management Team (“CMT”) – Our corporate CMT is responsible for ensuring the organization implements our corporate Employee Health and Wellness plan elements pertaining to pandemic response. This plan follows the Centers for Disease Control and Prevention (“CDC”), national, state and local guidance in preparing and responding to COVID-19. The CMT implemented communication protocols should an employee become sick, and we continue to follow CDC guidance, which is subject to change in the future. To date, we have not experienced significant business or operational interruption due to workforce health or safety concerns pertaining to COVID-19.

The rapid and unprecedented decreases in energy demand have continued to impact certain elements of our distribution channels. We are also continuing to experience impacts from downstream markets, as certain pipelines have limited ability to transport production as refineries reduce activity or are declaring force majeure. Additionally, inventory surpluses have, at times, overwhelmed U.S. storage capacity, leading to a further strain on the supply chain. Certain of our customers, including Noble, temporarily shut-in production in response to decreases in energy demand and low commodity prices.
Commodity Prices
Market Conditions The COVID-19 pandemic has continued to cause unprecedented and prolonged declines in the global demand for crude oil and natural gas. While relaxing certain containment measures in order to resume economic activity resulted in increased demand and commodity prices in late second quarter 2020, demand continues to be significantly lower than levels experienced prior to the COVID-19 pandemic. Even as commodity prices began to improve in June 2020, additional outbreaks and/or a return of containment measures or further restrictions could negatively impact commodity prices in the near future. The continuing uncertainty regarding the longevity and severity of the impacts of COVID-19 to the crude oil and natural gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe.
Contemporaneously with the COVID-19 pandemic, the crude oil and natural gas industry continues to be impacted by excess supply in the global marketplace. The Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC producers agreed to production cuts beginning in May 2020 which extend through first quarter 2022. While these production cuts have proven unable to sufficiently offset the ongoing decreases in demand caused by COVID-19, production from these producers has fallen to its lowest levels in decades.
These factors have caused a number of producers, including our customers, to reduce capital spending levels and shut-in production at certain fields. While these shut-ins have decreased operating cash flows for producers, they have also served to lower inventory levels and thereby alleviate some of the crude oil storage constraints experienced in the beginning of second quarter 2020.
In addition to the U.S. crude oil market, the U.S. domestic natural gas market continues to be oversupplied and has contributed to depressed pricing. We expect that if development activity remains at lower levels in the U.S. leading to reduced crude oil and associated natural gas production, U.S. domestic natural gas prices will adjust as supply and demand levels equalize.
Current and Future Expected Impact to the Partnership The sustained decline in commodity prices adversely affected shale producers in the U.S., including our customers. In response, certain of our customers have reduced their capital investment programs and voluntarily shut-in production. The actions by our customers have resulted in decreased throughput volumes on our gathering systems as compared with first quarter 2020 and significant decreases in fresh water deliveries due to decreases in well completion activity.
The commodity price environment is expected to remain depressed based on sustained decreases in demand, over-supply and global economic instability caused by COVID-19, discussed further below. In addition, we expect downstream capacity and storage constraints to continue to have a negative impact on the ability to transport production. If constraints continue such that storage becomes unavailable to our customers or commodity prices remain depressed, they may be forced or elect to further shut-in production and delay or discontinue drilling plans, which would result in a further decline in demand for our services.

In this market environment, we are focused on prioritizing free cash flow and protecting our balance sheet. In response, we executed the following in second quarter 2020:

•
Reduced 2020 capital program – In May 2020, we reduced our organic capital program to a range of $60 to $80 million. In total, we have lowered capital expectations by more than 65% from our original February 2020 guidance. These reductions highlight our resiliency and ability to efficiently reallocate resources to align with customer activity.

•
Maintained our reduced quarterly distribution from first quarter 2020 – The Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit for first quarter 2020. Our second quarter 2020 distribution will also be $0.1875 per unit. We intend to utilize funds from our distribution reduction and maintenance to reduce our debt levels. Our Board of Directors of our General Partner will continue reviewing the quarterly distribution in context of market conditions.

Global Economic Instability
Market Conditions COVID-19, coupled with the drop in commodity prices, have contributed to equity market volatility and what experts have now concluded amounted to a recession in first quarter 2020. Estimated ranges of the duration of these impacts to equity markets and the global economy vary widely, especially given the continued impacts of COVID-19 are unknown. In recent months, the U.S. government has passed a series of stimulus packages which, collectively, have provided the largest relief packages in U.S. history. These packages include various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we do not believe these stimulus measures will have a material impact on the Partnership; however, we do believe they could aid the economy by providing relief to certain individuals and smaller businesses.
Current and Future Expected Impact to the Partnership The decline in our unit price and corresponding reduction in our market capitalization were sustained throughout second quarter 2020, a condition that is consistent across our sector. We do not have any debt covenants or other lending arrangements that depend upon our unit price. As of June 30, 2020, we are in compliance with the covenants contained in our revolving credit facility and term loans, which provide that our consolidated leverage ratio as of the end of each fiscal quarter may not exceed 5.00 to 1.0, and our consolidated interest coverage ratio as of the end of each fiscal quarter to be no less than 3.00 to 1.0. The consolidated leverage ratio and consolidated interest coverage ratio are defined in the respective agreements.
As cities, states and countries continue relaxing confinement restrictions, the risk for the resurgence and recurrence of COVID-19 remains. The reinstatement of containment measures could potentially lead to an extended period of reduced demand for crude oil and natural gas commodities, as well as assert further pressure on the global economy.
Potential Future Impacts
Impairment testing involves uncertainties related to key assumptions such as expectations of our customers’ development and capital spending plans, among others, and a significant number of interdependent variables are derived from these key assumptions. There is a high degree of complexity in their application in determining use and value in recovery tests and fair value determinations.
We performed impairment assessments as of March 31, 2020 and fully impaired our goodwill during first quarter 2020. See Item 1. Financial Statements – Note 2. Basis of Presentation. We performed impairment assessments as of June 30, 2020, including assessments of property, plant and equipment, customer-related intangible assets, and equity method investments. We did not identify any impairment indicators based on these procedures. As mentioned above, we are in compliance with the covenants contained in our revolving credit facility and term loan credit facilities.
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
Workforce Adjustments
As previously disclosed, the officers of our General Partner manage our operations and activities. All of the employees required to conduct and support our operations are employed by Noble and are subject to the operational services and secondment agreement and omnibus agreement that we entered into with Noble.
During second quarter 2020, Noble engaged in corporate restructuring activities, resulting in reductions in its employee and contractor work forces. Additionally, certain Noble employees are still participating in the furlough and part-time work programs implemented by Noble in first quarter 2020. Certain employees that support our operations were impacted by these activities. These programs are expected to continue into third quarter 2020 for the majority of impacted employees.

Additionally, Noble lowered executive leadership salaries by 10% to 20%. Certain officers of our General Partner were impacted by the salary reductions. These reductions are expected to extend through the end of 2020. The aforementioned actions by Noble have not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor have they significantly impacted our internal control environment.
Organic Capital Program
In May 2020, we reduced our 2020 organic capital program to a range of approximately $60 to $80 million. We will continue to evaluate the level of capital spending throughout the year based on the following factors, among others, and their effect on project financial returns:

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
Development Project Updates
DJ Basin
In the Greeley Crescent IDP area, infrastructure build out was put on hold due to changes in third party development plans with minimal activity during the quarter. We connected 24 wells in the Greeley Crescent IDP area and delivered fresh water to 13 wells during the quarter.
In the Black Diamond dedication area, the joint venture progressed with installing new crude oil gathering infrastructure for upcoming well connections from third-party producers, as well as facility expansion and upgrade projects. During the quarter, we connected 60 third-party wells to the Black Diamond gathering system.
In the Mustang IDP area, we continued to extend infrastructure for crude oil, natural gas, and produced water gathering systems to facilitate further development, at a reduced pace due to a slowdown in customer activity levels. During the quarter, we connected 16 affiliate wells to the Mustang gathering system; however, no fresh water was delivered.
In the Wells Ranch IDP area, we continued construction on extensions of gathering infrastructure to support future well connections. We did not deliver fresh water to any wells during the quarter.
Delaware Basin
In the Permian, we connected six affiliate wells and one third-party well to our gathering systems during the quarter. During the quarter, both affiliate and third-party activity levels slowed with the decline in commodity prices.
Investment Capital Program
Our 2020 investment capital program will accommodate a net investment level of $240 to $260 million. During the first six months of 2020, capital contributions to investments totaled approximately $224 million, or $151 million net to the Partnership. A substantial portion of the remaining spend will be for EPIC Y-Grade and EPIC Crude to support completion of the crude storage and marine terminal equipment as well as NGL fractionator commissioning.
Investment Project Updates
Delaware Crossing Delaware Crossing began delivering crude oil into all connection points in April 2020. Operational capacity is 135 MBbl/d with capability to expand to 200 MBbl/d. The Liberty Terminal in Reeves County Texas and the Wink Terminal in Winkler County Texas, which deliver into the EPIC Crude pipeline, were completed and placed in service during the second quarter of 2020. The pipeline gathers volumes from producers across approximately 200,000 acres in the southern Delaware Basin.
EPIC Y-Grade The pipeline was commissioned in February 2020. The clean out process and transition of the EPIC Y-Grade mainline from crude interim service to NGL service began during May 2020. In June 2020, the project completed construction of its first new build fractionator increasing capacity to 180 MBbl/d of NGLs from 70 MBbl/d in the first quarter 2020.
EPIC Crude Construction of the mainline and west dock of the marine terminal was completed in December 2019. The project entered full service on April 1, 2020.
EPIC Propane The EPIC Propane pipeline is currently under construction with anticipated completion in late 2020. In June 2020, the project completed construction of its first new build fractionator.

Saddlehorn The pipeline is currently undergoing expansion to increase crude oil capacity by 100 MBbl/d to a new total capacity of approximately 290 MBbl/d. The incremental capacity is expected to be available in late 2020.
RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands)	2020	2019	2020	2019
Revenues
Midstream Services — Affiliate	$93,739	$97,269	$207,523	$201,072
Midstream Services — Third Party	22,997	21,609	50,895	45,638
Crude Oil Sales — Third Party	29,214	51,782	111,577	84,652
Total Revenues	145,950	170,660	369,995	331,362
Costs and Expenses
Cost of Crude Oil Sales	29,104	48,079	108,963	78,977
Direct Operating	20,039	32,866	46,889	63,289
Depreciation and Amortization	26,354	23,980	52,285	47,013
General and Administrative	6,446	5,171	11,932	9,532
Goodwill Impairment	—	—	109,734	—
Other Operating Expense	2,576	—	3,862	—
Total Operating Expenses	84,519	110,096	333,665	198,811
Operating Income	61,431	60,564	36,330	132,551
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,633	2,322	13,490	7,550
Investment Loss (Income)	2,730	1,748	8,139	(593)
Other Non-Operating Expense	1,336	—	1,336	—
Total Other Expense (Income)	10,699	4,070	22,965	6,957
Income Before Income Taxes	50,732	56,494	13,365	125,594
Income Tax (Benefit) Expense	(128)	731	21	2,040
Net Income	50,860	55,763	13,344	123,554
Less: Net Income Prior to the Drop-Down and Simplification Transaction	—	2,565	—	7,101
Net Income Subsequent to the Drop-Down and Simplification Transaction	50,860	53,198	13,344	116,453
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,624	16,789	(44,995)	36,485
Net Income Attributable to Noble Midstream Partners LP	$48,236	$36,409	$58,339	$79,968

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$94,752	$55,621	$201,963	$118,471

Distributable Cash Flow(1) of Noble Midstream Partners LP	$79,681	$40,641	$173,401	$94,606

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

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
DJ Basin
Crude Oil Sales Volumes (Bbl/d)	13,025	9,750	16,346	8,401
Crude Oil Gathering Volumes (Bbl/d)	176,184	174,485	179,645	178,328
Natural Gas Gathering Volumes (MMBtu/d)	468,971	458,961	484,088	438,695
Natural Gas Processing Volumes (MMBtu/d)	42,566	51,167	42,617	51,755
Produced Water Gathering Volumes (Bbl/d)	40,819	41,830	41,457	39,948
Fresh Water Delivery Volumes (Bbl/d)	30,335	179,289	128,636	199,390

Delaware Basin
Crude Oil Gathering Volumes (Bbl/d)	60,980	45,501	59,768	43,840
Natural Gas Gathering Volumes (MMBtu/d)	174,845	137,498	178,564	119,124
Produced Water Gathering Volumes (Bbl/d)	147,994	137,584	155,086	130,818

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	13,025	9,750	16,346	8,401
Crude Oil Gathering Volumes (Bbl/d)	237,164	219,986	239,413	222,168
Natural Gas Gathering Volumes (MMBtu/d)	643,816	596,459	662,652	557,819
Barrels of Oil Equivalent (Boe/d) (1)	323,816	300,594	329,654	298,190
Natural Gas Processing Volumes (MMBtu/d)	42,566	51,167	42,617	51,755
Produced Water Gathering Volumes (Bbl/d)	188,813	179,414	196,543	170,766

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	30,335	179,289	128,636	199,390

(1)	Includes crude oil sales volumes that are transported on our gathering systems and sold to third-party customers.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2020	2019	Increase (Decrease) From Prior Year
Three Months Ended June 30,
Gathering and Processing — Affiliate	$82,671	$78,136	6%
Gathering and Processing — Third Party	20,002	17,863	12%
Fresh Water Delivery — Affiliate	10,300	18,367	(44)%
Fresh Water Delivery — Third Party	1,811	2,454	(26)%
Crude Oil Sales — Third Party	29,214	51,782	(44)%
Other — Affiliate	768	766	—%
Other — Third Party	1,184	1,292	(8)%
Total Revenues	$145,950	$170,660	(14)%

Six Months Ended June 30,
Gathering and Processing — Affiliate	$171,969	$153,516	12%
Gathering and Processing — Third Party	41,970	37,095	13%
Fresh Water Delivery — Affiliate	33,899	45,954	(26)%
Fresh Water Delivery — Third Party	5,985	6,263	(4)%
Crude Oil Sales — Third Party	111,577	84,652	32%
Other — Affiliate	1,655	1,602	3%
Other — Third Party	2,940	2,280	29%
Total Revenues	$369,995	$331,362	12%

Revenues Trend Analysis
Revenues decreased during second quarter 2020 as compared with second quarter 2019. The decreases in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues decreased by $16.0 million during second quarter 2020 as compared with second quarter 2019 due to the following:

•	a decrease of $22.6 million in crude oil sales due to decreased commodity prices, which was partially offset by increased activity associated with the fulfillment of our transportation commitments;

•	a decrease of $3.3 million in crude oil, natural gas and produced water gathering services revenues driven by shut-ins in the Wells Ranch IDP area;
partially offset by;

•
an increase of $6.4 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems after second quarter 2019; and

•
an increase of $4.4 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Mustang IDP area resulting from an increase in the number of wells connected to our gathering systems after second quarter 2019.

Fresh Water Delivery Fresh Water Delivery revenues decreased by $8.7 million during second quarter 2020 as compared with second quarter 2019 due to due to minimal fresh water deliveries in the DJ Basin resulting from reduced well completion activity by Noble.
Revenues increased during the first six months of 2020 as compared with the first six months of 2019. The changes in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $51.0 million during the first six months of 2020 as compared with the first six months of 2019 due to the following:

•
an increase of $26.9 million in crude oil sales due to increased activity associated with the fulfillment of our transportation commitments, which was partially offset by decreased commodity prices during 2020;

•
an increase of $14.8 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems; and

•
an increase of $8.9 million in crude oil, natural gas and produced water gathering services revenues driven by an increase in throughput volumes resulting from an increase in the number of wells connected to our gathering systems in the Mustang IDP area.

Fresh Water Delivery Fresh Water Delivery revenues decreased by $12.3 million during the first six months of 2020 as compared with the first six months of 2019 due to minimal fresh water deliveries during second quarter 2020 in the DJ Basin resulting from reduced well completion activity by Noble.
Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2020	2019	Increase (Decrease) from Prior Year
Three Months Ended June 30,
Cost of Crude Oil Sales	$29,104	$48,079	(39)%
Direct Operating	20,039	32,866	(39)%
Depreciation and Amortization	26,354	23,980	10%
General and Administrative	6,446	5,171	25%
Other Operating Expense	2,576	—	N/M
Total Operating Expenses	$84,519	$110,096	(23)%

Six Months Ended June 30,
Cost of Crude Oil Sales	$108,963	$78,977	38%
Direct Operating	46,889	63,289	(26)%
Depreciation and Amortization	52,285	47,013	11%
General and Administrative	11,932	9,532	25%
Goodwill Impairment	109,734	—	N/M
Other Operating Expense	3,862	—	N/M
Total Operating Expenses	$333,665	$198,811	68%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales decreased during second quarter 2020 as compared with second quarter 2019. The decrease was primarily attributable to the significant decline in commodity prices. Cost of crude oil sales increased during the first six months of 2020 as compared with the first six months of 2019 due to increased purchases of crude oil to meet our crude oil transportation commitments.
Direct Operating Direct operating expense decreased during second quarter 2020 as compared with second quarter 2019 and during the first six months of 2020 as compared with the first six months of 2019. The changes in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense decreased $7.6 million during second quarter 2020 as compared with second quarter 2019 and $8.5 million during the first six months of 2020 as compared with the first six months of 2019. The decreases in direct operating expense are attributable to our ability to capture cost efficiencies as well as defer non-essential maintenance and repair work due to COVID-19.
Fresh Water Delivery Fresh Water Delivery direct operating expense decreased $5.5 million during second quarter 2020 as compared with second quarter 2019 and $8.5 million during the first six months of 2020 as compared with the first six months of 2019. The decrease is primarily due to the decreased use of third-party providers for water logistics services in the East Pony IDP area resulting from reduced well completion activity by Noble.

Depreciation and Amortization Depreciation and amortization expense increased during second quarter 2020 as compared with second quarter 2019 and during the first six months of 2020 as compared with the first six months of 2019. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $2.3 million during second quarter 2020 as compared with second quarter 2019 and $5.0 million during the first six months of 2020 as compared with the first six months of 2019. The increase was due to assets placed in service after June 30, 2019 and were primarily associated with the Mustang gathering system, expansion of the Delaware Basin infrastructure, and the continued development of the Black Diamond assets.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during second quarter 2020 as compared with second quarter 2019 and during the first six months of 2020 as compared with the first six months of 2019. Fresh Water Delivery depreciation and amortization expense has remained consistent, as our fresh water delivery infrastructure was substantially complete prior to 2019.
General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment. General and administrative expense increased during second quarter 2020 as compared with second quarter 2019 and during the first six months of 2020 as compared with the first six months of 2019. The increase was primarily attributable to the increase in the fixed annual fee payable under our omnibus agreement with Noble which became effective March 1, 2020. See Item 1. Financial Statements – Note 3. Transactions with Affiliates.
Goodwill Impairment During first quarter 2020, we fully impaired our goodwill. See Item 1. Financial Statements – Note 2. Basis of Presentation and Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook.
Other Operating Expense Other expense during second quarter 2020 is primarily related to the net loss of approximately $2.6 million on sale of assets.
Other (Income) Expense Trend Analysis

(in thousands)	2020	2019	Increase (Decrease) From Prior Year
Three Months Ended June 30,
Other (Income) Expense
Interest Expense	$6,808	$8,165	(17)%
Capitalized Interest	(175)	(5,843)	(97)%
Interest Expense, Net	6,633	2,322	186%
Investment Loss (Income)	2,730	1,748	56%
Other Non-Operating Expense	1,336	—	N/M
Total Other Expense (Income)	$10,699	$4,070	163%

Six Months Ended June 30,
Other (Income) Expense
Interest Expense	$18,668	$14,890	25%
Capitalized Interest	(5,178)	(7,340)	(29)%
Interest Expense, Net	13,490	7,550	79%
Investment Loss (Income)	8,139	(593)	N/M
Other Non-Operating Expense	1,336	—	N/M
Total Other Expense (Income)	$22,965	$6,957	230%
N/M Amount is not meaningful
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facilities. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon our construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Item 1. Financial Statements – Note 4. Property, Plant and Equipment for our Construction-in-Progress balances as of June 30, 2020 and December 31, 2019 and See Item 1. Financial Statements – Note 6. Investments.

Interest expense decreased $1.4 million during second quarter 2020 as compared with second quarter 2019. The decrease in interest expense is attributable to higher interest rates during second quarter 2019 and interest income associated with our loan to EPIC Y-Grade and was partially offset by higher outstanding long-term debt balances during the second quarter 2020.
Interest expense increased $3.8 million during the first six months of 2020 as compared with the first six months of 2019. The increase is primarily attributable to the increased outstanding long-term debt balance in 2020 as compared to the first six months of 2019 and was partially offset by higher interest rates during the first six months of 2019 as well as interest income associated with our loan to EPIC Y-Grade.
Capitalized interest decreased $5.7 million during second quarter 2020 as compared with second quarter 2019 and $2.2 million during the first six months of 2020 as compared with the first six months of 2019. The decreases are primarily attributable to capitalized interest associated with our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude. As the aforementioned investments have commenced planned, principal operations, we no longer capitalize interest associated with our capital contributions.
Investment Income Investment income is recorded within our Investments in Midstream Entities reportable segment. Investment income decreased $1.0 million during second quarter 2020 as compared with second quarter 2019. Our investment loss is driven by increased losses from the Delaware Crossing, EPIC Y-Grade and EPIC Crude investments. The losses are primarily attributable to expenses incurred prior to service commencement and the gradual ramp of throughput volumes. The losses were partially offset by earnings from our investment in Saddlehorn.
Investment income decreased $8.7 million during the first six months of 2020 as compared with the first six months of 2019. The decrease is driven by increased losses from the EPIC Y-Grade and EPIC Crude investments and is primarily attributable to expenses incurred prior to service commencement. The losses were partially offset by earnings from our investment in Saddlehorn.
Other Non-Operating Expense Other non-operating expense is recorded within our Corporate reportable segment. Other non-operating expense during second quarter 2020 is related to the $1.3 million allowance recorded for expected credit losses related to the loan to EPIC Y-Grade. See Item 1. Financial Statements – Note 2. Basis of Presentation.
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
We define Adjusted EBITDA as net income before income taxes, net interest expense, depreciation and amortization and certain other items that we do not view as indicative of our ongoing performance. Additionally, Adjusted EBITDA reflects the adjusted earnings impact of our equity method investments by adjusting our equity earnings or losses from our equity method investments to reflect our proportionate share of the EBITDA of such equity method investments.
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
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation from Net Income
Net Income	$50,860	$55,763	$13,344	$123,554
Add:
Depreciation and Amortization	26,354	23,980	52,285	47,013
Interest Expense, Net of Amount Capitalized	6,633	2,322	13,490	7,550
Proportionate Share of Equity Method Investment EBITDA Adjustments	14,537	4,570	23,449	6,573
Goodwill Impairment	—	—	109,734	—
Other	4,333	1,209	5,179	3,120
Adjusted EBITDA	102,717	87,844	217,481	187,810
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification Transaction	—	6,897	—	16,315
Adjusted EBITDA Subsequent to Drop-Down and Simplification Transaction	102,717	80,947	217,481	171,495
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	7,965	25,326	15,518	53,024
Adjusted EBITDA Attributable to Noble Midstream Partners LP	94,752	55,621	201,963	118,471
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	7,276	285	13,690	6,944
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	7,867	1,459	7,877	4,490
Cash Interest Paid	7,092	7,991	18,641	14,549
Maintenance Capital Expenditures	7,388	5,815	15,734	11,770
Distributable Cash Flow of Noble Midstream Partners LP	$79,681	$40,641	$173,401	$94,606

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$101,068	$93,624	$219,451	$188,945
Add:
Interest Expense, Net of Amount Capitalized	6,633	2,322	13,490	7,550
Changes in Operating Assets and Liabilities	(5,742)	(8,960)	(8,638)	(5,862)
Equity Method Investment EBITDA Adjustments	635	1,174	(5,646)	(2,454)
Other	123	(316)	(1,176)	(369)
Adjusted EBITDA	102,717	87,844	217,481	187,810
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification Transaction	—	6,897	—	16,315
Adjusted EBITDA Subsequent to Drop-Down and Simplification Transaction	102,717	80,947	217,481	171,495
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	7,965	25,326	15,518	53,024
Adjusted EBITDA Attributable to Noble Midstream Partners LP	94,752	55,621	201,963	118,471
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	7,276	285	13,690	6,944
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	7,867	1,459	7,877	4,490
Cash Interest Paid	7,092	7,991	18,641	14,549
Maintenance Capital Expenditures	7,388	5,815	15,734	11,770
Distributable Cash Flow of Noble Midstream Partners LP	$79,681	$40,641	$173,401	$94,606
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
Our capital structure and financing strategy are designed to provide sufficient liquidity to meet our short-term working capital requirements, long-term capital expenditure requirements and to make quarterly cash distributions. In the current commodity price and economic environment, the duration of which could be prolonged, we have reduced our long-term capital expenditure guidance to reflect updated producer forecasts in the DJ and Delaware Basins. Additionally, we have reduced our quarterly distribution to preserve cash and support the balance sheet. We expect these actions to strengthen our financial position and flexibility.
Our liquidity could also be impacted by counterparty credit risk. We closely monitor the credit worthiness of third-party counterparties with whom we do business. When considered necessary, we obtain letters of credit or other credit enhancements to mitigate risks associated with certain counterparties.
We expect our ongoing sources of liquidity to include cash generated from operations, distributions from our investments and borrowings under our revolving credit facility and may seek to opportunistically access the capital markets from time to time through debt or equity offerings. We do not have any commitment from Noble or our General Partner or any of their respective affiliates to fund our cash flow deficits or provide other direct or indirect financial assistance to us. Our partnership agreement requires that we distribute all of our available cash to our unitholders.

Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	June 30, 2020	December 31, 2019
Cash, Cash Equivalents, and Restricted Cash (1)	$12,729	$12,726
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	415,000	555,000
Available Liquidity	$427,729	$567,726

(1)	See Item 1. Financial Statements – Note 2. Basis of Presentation.

(2)	See Item 1. Financial Statements – Note 5. Debt.
Revolving Credit Facility and Term Loan Credit Facilities
During the first six months of 2020, we borrowed a net $140 million under our revolving credit facility. Proceeds from our revolving credit facility were utilized to fund portions of our capital and investment programs as well as for working capital purposes. As of June 30, 2020, $735 million is outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 5. Debt.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating Activities	$219,451	$188,945
Investing Activities	(345,279)	(555,715)
Financing Activities	125,831	362,645
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$3	$(4,125)
Operating Activities Net cash provided by operating activities increased during the first six months of 2020 as compared with the first six months of 2019. The increase is primarily due to increased revenues resulting from higher throughput volumes related to the expansion of existing systems and providing services to new areas and customers, decreased direct operating expenses due to cost efficiencies and increased cash distributions from equity method investees, primarily from our new investment in Saddlehorn. The increase was partially offset by increased general and administrative costs related to the increase in the fixed annual fee payable under our omnibus agreement and increased interest expense related to our increased debt balance during 2020 as compared to the first six months of 2019.
Investing Activities Cash used in investing activities decreased during the first six months of 2020 as compared with the first six months of 2019. The decrease is primarily due to decreased capital contributions to our equity method investments as well as decreased capital expenditures in 2020. Our decreased capital contributions to Delaware Crossing, EPIC Crude and EPIC Y-Grade were partially offset by our capital contribution to Saddlehorn and the loan to EPIC Y-Grade.
Financing Activities Cash provided by financing activities decreased during the first six months of 2020 as compared with the first six months of 2019. The decrease is primarily due to the proceeds from the preferred equity issuance in first quarter 2019, as well as decreased net long-term debt borrowings under the revolving credit facility and increased distributions to unitholders during 2020. The decrease was partially offset by increased contributions from Black Diamond.
Off-Balance Sheet Arrangements
As of June 30, 2020, our material off-balance sheet arrangements that we have entered into include our transportation commitments and undrawn letters of credit.
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

Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Gathering System Expenditures	$52,468	$134,388
Fresh Water Delivery System Expenditures	—	1,394
Other	257	511
Total Capital Expenditures (1)	$52,725	$136,293

Additions to Investments (1) (2)	$228,226	$414,587
Loan to Equity Method Investee (3)	$22,500	$—

(1)	Total capital expenditures and additions to investments represent the consolidated expenditures of the Partnership and include the portion of expenditures funded by noncontrolling interest owners.

(2)	Additions to investments include $4.5 million of capitalized interest for both the six months ended June 30, 2020 and 2019.

(3)	Amount represents our loan to EPIC Y-Grade. See Item 1. Financial Statements – Note 2. Basis of Presentation.
For the six months ended June 30, 2020, our gathering system expenditures were primarily associated with the expansion of gathering infrastructure in the Wells Ranch and Mustang IDP areas, well connections in the Black Diamond dedication area and the expansion of gathering infrastructure in the Delaware Basin.
For the six months ended June 30, 2019, our gathering system expenditures were primarily associated with well connections in the Mustang IDP area, Black Diamond dedication area and the Delaware Basin as well as expansion of the Mustang gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Greeley Crescent fresh water delivery system.
For the six months ended June 30, 2020, additions to investments were primarily related to our capital contributions to Saddlehorn as well as our other equity method investments. See Item 1. Financial Statements – Note 6. Investments. For the six months ended June 30, 2019, additions to investments were primarily related to our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date. On July 24, 2020, the Board of Directors of our General Partner approved a quarterly distribution of $0.1875 per unit. The distribution will be paid on August 14, 2020, to unitholders of record as of August 7, 2020.
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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facilities, which have variable interest rates. As of June 30, 2020, $735 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $8.3 million increase in interest expense for the six months ended June 30, 2020. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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

•	changes in availability and cost of capital;

•	changes in our tax status;

•	the effect of existing and future laws and government regulations;

•	the effects of future litigation;

•	interruption of the Partnership's operations due to social, civil or political events or unrest;

•	terrorist attacks or cyber threats;

•	any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close;

•	the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations;

•	the completion of the Chevron Merger; and

•	certain factors discussed elsewhere in this Form 10-Q.
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, in our quarterly report on Form 10-Q for the quarter ended March 31, 2020, and in this quarterly report on Form 10-Q for the quarter ended June 30, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 and quarterly report on Form 10-Q for the quarter ended March 31, 2020 are available on our website at www.nblmidstream.com.

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
Item 1A. Risk Factors
There have been no material changes, other than disclosed below, from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020.
Our General Partner is owned by Noble, which recently announced its entry into the Chevron Merger Agreement. If the Chevron Merger is completed, Chevron will own and control our General Partner. Chevron’s ownership of our General Partner may result in conflicts of interest.
Noble recently entered into the Chevron Merger Agreement. Following the completion of the Chevron Merger, the directors and officers of our General Partner and its affiliates will have duties to manage our General Partner in a manner that is beneficial to Chevron, who would be the owner of our General Partner. At the same time, our General Partner will have duties to manage us in a manner that is beneficial to our unitholders. Therefore, following the completion of the Chevron Merger, our General Partner’s duties to us may conflict with the duties of its officers and directors to Chevron in the future. As a result of these conflicts of interest following the Chevron Merger, our General Partner may favor its own interest or the interests of Chevron or its owners or affiliates over the interest of our unitholders.
Furthermore, we derive a substantial portion of our revenue from Noble. Following the completion of the Chevron Merger, our future prospects will depend upon Chevron’s growth strategy and drilling program, including the level of drilling and completion activity by Chevron on acreage dedicated to us. Additional conflicts may also arise in the future following the Chevron Merger associated with (1) the allocation of capital and the allocation of costs between Chevron and us, (2) the amount of time devoted by the officers and directors of Chevron to its business in relation to us and (3) future business opportunities that are pursued by Chevron and us.
We will be subject to business uncertainties while the Chevron Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Chevron Merger on employees and customers may have an adverse effect on us. These uncertainties may impair Noble’s ability to attract, retain and motivate key personnel involved in our operations until the Chevron Merger is completed and for a period of time thereafter and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention at Noble may be challenging during the pendency of the Chevron Merger, as employees may experience uncertainty about their roles. In addition, the Chevron Merger Agreement restricts Noble and us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Chevron Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Chevron Merger.
Noble may be subject to lawsuits relating to the Chevron Merger, which, because we are substantially dependent on Noble as our primary customer and the controlling party of our General Partner, could adversely affect our business, financial condition and operating results.
Noble, Chevron and/or their respective directors and officers, including certain of Noble’s officers that serve as members of the Board of Directors of our General Partner, may be subject to lawsuits relating to the Chevron Merger. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While Noble will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could, because we are substantially dependent on Noble as our primary customer and the controlling party of our General Partner, have an adverse effect on our business, financial condition and operating results.
Completion of the Chevron Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Chevron Merger will not be completed. Failure to complete, or significant delays in completing, the Chevron Merger could negatively affect the trading prices of our Common Units and our future business and financial results.
Completion of the Chevron Merger is subject to satisfaction or waiver of certain closing conditions, including (1) the adoption of the Chevron Merger Agreement by Noble stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, as amended, applicable to the Chevron Merger and the receipt of other applicable customary regulatory approvals, (3) the absence of any order or law prohibiting consummation of the Chevron Merger, (4) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Chevron Merger will be registered with the Securities and Exchange Commission and (5) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Chevron Merger. There can be no assurance that the conditions to the completion of the Chevron Merger will be satisfied or waived or that the Chevron Merger will be completed.
If the Chevron Merger is not completed, or if there are significant delays in completing the Chevron Merger, the trading prices of our Common Units and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

•
negative reactions from the financial markets, including declines in the prices of our Common Units due to the fact that current prices may reflect a market assumption that the Chevron Merger will be completed; and

•
the attention of Noble’s management, including certain of Noble’s officers that serve as members of the Board of Directors of our General Partner, will have been diverted to the Chevron Merger rather than Noble’s operations and pursuit of other opportunities that could have been beneficial to Noble and to us.

The Chevron Merger Agreement limits Noble’s ability to pursue alternatives to the Chevron Merger.
The Chevron Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to Noble’s stockholders, and ultimately our unitholders, than the Chevron Merger. These provisions include a general prohibition on Noble from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by Noble's Board of Directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions to our unitholders at our current distribution rate.
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions at our current distribution rate. For example, in response to the unprecedented impact on our business from the significant decline in commodity prices and the COVID-19 outbreak, on March 25, 2020, the Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit for the first quarter 2020. We maintained the reduced quarterly distribution for second quarter 2020.
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
Historically, crude oil, natural gas and NGLs prices have been volatile and subject to wide fluctuations. For example, during 2019, the low price for both the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil futures and NYMEX Henry Hub gas futures was $45.41 per barrel and $2.07 per MMBtu, respectively. For the period from January 1, 2020 through July 24, 2020, however, prices for oil and natural gas declined significantly, reaching lows of -$37.63 per barrel for NYMEX WTI oil futures and $1.48 per MMBtu for NYMEX Henry Hub gas futures. Negative NYMEX WTI oil futures prices during April 2020 represented the impact of severe storage constraints as of the expiration date for front month oil purchase contracts. NYMEX WTI oil futures prices have since increased, with a closing price of $41.46 on July 28, 2020.
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

101
The following materials from Noble Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Equity; and (v) Notes to Consolidated Financial Statements.

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

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date	August 3, 2020	By: /s/ Thomas W. Christensen
Thomas W. Christensen Chief Financial Officer