Form 10-Q
period 2020-09-30
Noble Midstream Partners LP
filed 2020-11-02
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Yes ☐    No ☒
As of September 30, 2020, the registrant had 90,349,940 Common Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$17,403	$12,676
Accounts Receivable — Affiliate	48,966	42,428
Accounts Receivable — Third Party	45,051	44,093
Other Current Assets	8,474	8,730
Total Current Assets	119,894	107,927
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	2,063,911	2,006,995
Less: Accumulated Depreciation and Amortization	(297,181)	(244,038)
Total Property, Plant and Equipment, Net	1,766,730	1,762,957
Investments	899,468	660,778
Intangible Assets, Net	253,652	277,900
Goodwill	—	109,734
Other Noncurrent Assets	3,028	6,786
Total Assets	$3,042,772	$2,926,082
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$3,724	$8,155
Accounts Payable — Trade	56,986	107,705
Current Portion of Debt	501,753	—
Other Current Liabilities	9,773	11,680
Total Current Liabilities	572,236	127,540
Long-Term Liabilities
Long-Term Debt	1,144,599	1,495,679
Asset Retirement Obligations	40,900	37,842
Other Long-Term Liabilities	3,963	4,160
Total Liabilities	1,761,698	1,665,221
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	116,104	106,005
Equity
Common Units (90,171 and 90,136 units outstanding, respectively)	803,466	813,999
Noncontrolling Interests	361,504	340,857
Total Equity	1,164,970	1,154,856
Total Liabilities, Mezzanine Equity and Equity	$3,042,772	$2,926,082
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Midstream Services — Affiliate	$88,954	$112,224	$296,477	$313,296
Midstream Services — Third Party	22,238	20,580	73,133	66,218
Crude Oil Sales — Third Party	76,173	48,870	187,750	133,522
Total Revenues	187,365	181,674	557,360	513,036
Costs and Expenses
Cost of Crude Oil Sales	72,089	46,240	181,052	125,216
Direct Operating	19,654	25,688	66,543	88,996
Depreciation and Amortization	26,443	24,571	78,728	71,585
General and Administrative	6,244	4,373	18,176	13,905
Goodwill Impairment	—	—	109,734	—
Other Operating Expense (Income)	864	(469)	4,726	(488)
Total Operating Expenses	125,294	100,403	458,959	299,214
Operating Income	62,071	81,271	98,401	213,822
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,437	3,952	19,927	11,502
Investment Loss, Net	18,068	5,621	26,207	5,028
Other Non-Operating Income	(1,336)	—	—	—
Total Other Expense, Net	23,169	9,573	46,134	16,530
Income Before Income Taxes	38,902	71,698	52,267	197,292
Income Tax Expense	166	1,179	187	3,219
Net Income	38,736	70,519	52,080	194,073
Less: Net Income Prior to the Drop-Down and Simplification	—	4,136	—	11,237
Net Income Subsequent to the Drop-Down and Simplification	38,736	66,383	52,080	182,836
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,952	25,751	(42,043)	62,236
Net Income Attributable to Noble Midstream Partners LP	35,784	40,632	94,123	120,600
Less: Net Income Attributable to Incentive Distribution Rights	—	5,820	—	13,967
Net Income Attributable to Limited Partners	$35,784	$34,812	$94,123	$106,633

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$0.40	$0.88	$1.04	$2.65
Subordinated Units	$—	$—	$—	$2.89

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$0.40	$0.88	$1.04	$2.64
Subordinated Units	$—	$—	$—	$2.89

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,170	39,604	90,162	31,855
Subordinated Units	—	—	—	7,747

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,170	39,624	90,166	31,879
Subordinated Units	—	—	—	7,747
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net Income	$52,080	$194,073
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	78,728	71,585
Income Taxes	—	2,928
Goodwill Impairment	109,734	—
Loss from Equity Method Investees	28,645	8,858
Distributions from Equity Method Investees	28,709	8,655
Other Adjustments for Noncash Items Included in Income	6,841	1,256
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(7,496)	(11,314)
(Decrease) Increase in Accounts Payable	(5,563)	18,886
Other Operating Assets and Liabilities, Net	(268)	(4,365)
Net Cash Provided by Operating Activities	291,410	290,562
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(108,332)	(193,251)
Additions to Investments (1)	(294,281)	(501,344)
Other	2,283	856
Net Cash Used in Investing Activities	(400,330)	(693,739)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests and Parent	(21,204)	(41,945)
Contributions from Noncontrolling Interests	83,894	45,494
Borrowings Under Revolving Credit Facility	400,000	655,000
Repayment of Revolving Credit Facility	(250,000)	(665,000)
Proceeds from Term Loan Credit Facilities	—	400,000
Distributions to Unitholders	(95,973)	(83,517)
Proceeds from Preferred Equity, Net of Issuance Costs	—	97,198
Other	(3,120)	(1,884)
Net Cash Provided by Financing Activities	113,597	405,346
Increase in Cash, Cash Equivalents, and Restricted Cash	4,677	2,169
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	12,726	15,712
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$17,403	$17,881
(1)See Note 2. Basis of Presentation for our discussion of the EPIC Y-Grade loan conversion and the reconciliation of total cash.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Common Units	Noncontrolling Interests	Total
December 31, 2019	$813,999	$340,857	$1,154,856
Net Income (Loss)	10,103	(47,619)	(37,516)
Contributions from Noncontrolling Interests	—	77,966	77,966
Distributions to Noncontrolling Interests	—	(5,700)	(5,700)
Distributions to Unitholders	(62,114)	—	(62,114)
Preferred Equity Accretion	(3,276)	—	(3,276)
Other	433	—	433
March 31, 2020	759,145	365,504	1,124,649
Net Income	48,236	2,624	50,860
Contributions from Noncontrolling Interests	—	3,192	3,192
Distributions to Noncontrolling Interests	—	(7,524)	(7,524)
Distributions to Unitholders	(16,906)	—	(16,906)
Preferred Equity Accretion	(3,366)	—	(3,366)
Other	475	—	475
June 30, 2020	787,584	363,796	1,151,380
Net Income	35,784	2,952	38,736
Contributions from Noncontrolling Interests	—	2,736	2,736
Distributions to Noncontrolling Interests	—	(7,980)	(7,980)
Distributions to Unitholders	(16,953)	—	(16,953)
Preferred Equity Accretion	(3,458)	—	(3,458)
Other	509	—	509
September 30, 2020	$803,466	$361,504	$1,164,970
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

		Partner’s Equity
	Parent Net Investment	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2018	$170,322	$699,866	$(130,207)	$2,421	$744,153	$1,486,555
Net Income	4,536	23,967	16,085	3,507	19,696	67,791
Contributions from Noncontrolling Interests and Parent	—	—	—	—	15,969	15,969
Distributions to Noncontrolling Interests and Parent	(6,495)	—	—	—	(4,669)	(11,164)
Distributions to Unitholders	—	(13,930)	(9,316)	(2,421)	—	(25,667)
Black Diamond Equity Ownership Promote Vesting	—	4,092	2,746	—	(6,838)	—
Other	—	470	—	—	—	470
March 31, 2019	168,363	714,465	(120,692)	3,507	768,311	1,533,954
Net Income	2,565	25,487	6,282	4,640	16,789	55,763
Contributions from Noncontrolling Interests	—	—	—	—	18,141	18,141
Distributions to Noncontrolling Interests and Parent	(9,905)	—	—	—	(7,316)	(17,221)
Distributions to Unitholders	—	(14,534)	(9,751)	(3,507)	—	(27,792)
Black Diamond Equity Ownership Promote Vesting	—	8,196	—	—	(8,196)	—
Conversion of Subordinated Units to Common Units	—	(124,161)	124,161	—	—	—
Preferred Equity Accretion	—	(3,151)	—	—	—	(3,151)
Other	—	273	—	—	—	273
June 30, 2019	161,023	606,575	—	4,640	787,729	1,559,967
Net Income	4,136	34,812	—	5,820	25,751	70,519
Contributions from Noncontrolling Interests	—	—	—	—	11,384	11,384
Distributions to Noncontrolling Interests and Parent	(9,419)	—	—	—	(5,988)	(15,407)
Distributions to Unitholders	—	(25,418)	—	(4,640)	—	(30,058)
Black Diamond Equity Ownership Promote Vesting	—	5,357	—	—	(5,357)	—
Preferred Equity Accretion	—	(3,114)	—	—	—	(3,114)
Other	—	(163)	—	—	—	(163)
September 30, 2019	$155,740	$618,049	$—	$5,820	$813,519	$1,593,128
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
Chevron Merger On July 20, 2020, Noble, our sponsor and majority unitholder, entered into a definitive merger agreement (the “Chevron Merger Agreement”) with Chevron Corporation (“Chevron”). On October 5, 2020, Chevron completed the acquisition of Noble, the indirect general partner and majority unitholder of the Partnership, through the merger of Chelsea Merger Sub Inc., a direct, wholly owned subsidiary of Chevron, with and into Noble, with Noble surviving and continuing as a direct, wholly owned subsidiary of Chevron (the “Chevron Merger”). As a result, Chevron (1) indirectly, wholly owns and controls our general partner, Noble Midstream GP LLC (the “General Partner”), and (2) indirectly holds approximately 62.6% of our limited partner Common Units. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.
Partnership Assets Our assets consist of ownership interests in certain companies which serve specific areas and integrated development plan (“IDP”) areas and consist of the following:

DevCo	Areas Served	NBLX Dedicated Service	NBLX Ownership	Noncontrolling Interest (1)
Colorado River LLC	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	100%	N/A
San Juan River LLC	East Pony IDP (DJ Basin)	Water Services	100%	N/A
Green River DevCo LLC	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	100%	N/A
Laramie River LLC	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	100%	N/A
	Black Diamond Dedication Area (DJ Basin) (2)	Crude Oil Gathering Natural Gas Gathering Crude Oil Transmission	54.4%	45.6%
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (3)	Crude Oil Gathering Water Services	5%	95%
Blanco River LLC	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A
Trinity River DevCo LLC (4)	Delaware Basin	Crude Oil Transmission Natural Gas Compression	100%	N/A
Dos Rios DevCo LLC (5)	Delaware Basin	Crude Oil Transmission Y-Grade Transmission	100%	N/A
NBL Midstream Holdings LLC	East Pony IDP (DJ Basin)	Natural Gas Gathering Natural Gas Processing	100%	N/A
	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A
(1)The noncontrolling interest represents Noble’s retained ownership interest in the Gunnison River DevCo LP. The noncontrolling interest in Black Diamond Gathering LLC (“Black Diamond”) represents Greenfield Midstream, LLC’s (the “Greenfield Member”) interest in Black Diamond.
(2)Our ownership interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”) is owned through a wholly-owned subsidiary of Black Diamond. See Note 6. Investments.
(3)The Bronco IDP is a future development area. We currently have no midstream infrastructure assets in the Bronco IDP.
(4)Our interest in Advantage Pipeline Holdings, L.L.C. (“Advantage”) is owned through Trinity River DevCo LLC.
(5)Our ownership interests in Delaware Crossing LLC (“Delaware Crossing”), EPIC Y-Grade, LP (“EPIC Y-Grade”), EPIC Crude Holdings, LP (“EPIC Crude”) and EPIC Propane Pipeline Holdings, LP (“EPIC Propane”) are owned through wholly-owned subsidiaries of Dos Rios DevCo LLC. See Note 6. Investments.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Nature of Operations We operate and own interests in the following assets:
•crude oil gathering systems;
•natural gas gathering and processing systems and compression units;
•crude oil treating facilities;
•produced water collection, gathering, and cleaning systems;
•fresh water storage and delivery systems; and
•investments in midstream entities that provide transportation and fractionation services.
We generate revenues primarily by charging fees on a per unit basis for gathering crude oil and natural gas, delivering and storing fresh water, and collecting, cleaning and disposing of produced water. Additionally, we purchase and sell crude oil to customers at various delivery points on our gathering systems.
Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements at September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and equity for such periods.
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
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
Conversely, the acquisition of all of the issued and outstanding limited liability company interests of NBL Holdings is characterized as a change in reporting entity, as defined under FASB Accounting Standards Codification Topic 805, Business Combinations, as this entity previously had not been consolidated by us. Therefore, results of operations related to NBL Holdings have been accounted for on a retrospective basis. Our financial information has been recast to include the historical

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

results of NBL Holdings for the three and nine months ended September 30, 2019. The financial statements of NBL Holdings for the period prior to the Drop-Down and Simplification Transaction have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the results of operations had these entities operated on a consolidated basis during those periods. Because a direct ownership relationship did not exist among the Partnership and NBL Holdings prior to the Drop-Down and Simplification Transaction, the net investment in NBL Holdings is shown as Parent Net Investment, in lieu of partners’ equity, in the accompanying Consolidated Statement of Changes in Equity for periods prior to the Drop-Down and Simplification Transaction.
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
The preferred equity was recorded initially at fair value on the issuance date. Subsequent to issuance, we accrete changes in the redemption value of the preferred equity from the date of issuance to GIP’s earliest redemption date. The preferred equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. During any quarter in which a dividend is accrued, the accreted value of the preferred equity will be increased by the accrued but unpaid dividend (i.e., a paid-in-kind dividend). Accretion during the three and nine months ended September 30, 2020 was approximately $3.5 million and $10.1 million, respectively.
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
Use of Estimates   The preparation of consolidated financial statements in conformity with GAAP requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The current commodity price, supply and demand environment coupled with the novel coronavirus (“COVID-19”) pandemic contributed to an unusually high degree of uncertainty in our estimates during 2020 and have increased the likelihood that actual results could differ significantly from those estimates.
Impairments During second and third quarter 2020, we performed qualitative impairment assessments over property, plant and equipment, investments, and intangible assets. No impairment indicators were identified and no impairments were recorded.
During first quarter 2020, we identified certain impairment indicators including the significant decrease in commodity prices, changes to our customers’ development outlook due to reductions in demand resulting from the COVID-19 pandemic and excess crude oil and natural gas inventories, and a decrease in our market capitalization. Due to these impairment indicators, we conducted impairment testing of certain of our assets in first quarter 2020, as follows:

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Intangible Assets Our intangible asset accumulated amortization totaled approximately $86.1 million and $61.9 million as of September 30, 2020 and December 31, 2019, respectively. Intangible asset amortization expense totaled approximately $8.1 million for the three months ended September 30, 2020 and 2019, and $24.2 million for the nine months ended September 30, 2020 and 2019.
Loan and Capital Contribution to Equity Method Investee On April 2, 2020, we entered into a loan agreement with EPIC Y-Grade. In accordance with the loan agreement, we loaned $22.5 million to EPIC Y-Grade, to be used for construction and working capital purposes with a maturity date of December 15, 2023. As the loan did not represent an in-substance capital contribution, it was recorded within other noncurrent assets in our consolidated balance sheet as of June 30, 2020. The loan plus accrued interest totaled $23.1 million at June 30, 2020 and an allowance for expected credit losses of $1.3 million was recorded within other non-operating expense in our consolidated statement of operations during second quarter 2020.
During July 2020, the loan plus accrued interest was converted to equity and treated as a capital contribution to EPIC Y-Grade. At the time of conversion, the loan plus accrued interest totaled $23.4 million. Further, the previously recorded allowance for expected credit losses of $1.3 million was reversed during third quarter 2020.
Tax Provision We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin and we recorded a de minimis state tax provision for the three and nine months ended September 30, 2020 and 2019.
For periods prior to the Drop-Down and Simplification Transaction, our consolidated financial statements include a provision for tax expense on income related to the assets contributed to the Partnership. Deferred federal and state income taxes were provided on temporary differences between the financial statement carrying amounts of recognized assets and liabilities and their respective tax bases as if the Partnership filed tax returns as a stand-alone entity. Substantially all of our tax provision for the three and nine months ended September 30, 2019 represents federal income taxes associated with the assets contributed in the Drop-Down and Simplification Transaction.
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
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Our restricted cash is included in other current assets in our consolidated balance sheets. The following table provides a reconciliation of total cash:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash and Cash Equivalents at Beginning of Period	$12,676	$14,761
Restricted Cash at Beginning of Period (1)	50	951
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$12,726	$15,712

Cash and Cash Equivalents at End of Period	$17,403	$17,831
Restricted Cash at End of Period (1)	—	50
Cash, Cash Equivalents, and Restricted Cash at End of Period	$17,403	$17,881
(1)Restricted cash represents the amount held as collateral for certain of our letters of credit.
Revenue Recognition We recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, using a five-step process, in accordance with ASC 606 – Revenue from Contracts with Customers (ASC 606).
Under ASC 606, remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2020. A certain fresh water delivery affiliate revenue agreement contains a minimum volume commitment for the delivery of fresh water for a fixed fee per barrel with annual percentage escalations. The following table includes estimated revenues, as of September 30, 2020, for the agreement. Our actual volumes delivered may exceed the future minimum volume commitment.

(in thousands)	Midstream Services — Affiliate
Remainder of 2020	$9,368
2021	37,635
Total	$47,003
Note 3. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gathering and Processing	$80,030	$90,586	$251,999	$244,102
Fresh Water Delivery	8,420	20,847	42,319	66,801
Other	504	791	2,159	2,393
Total Midstream Services — Affiliate	$88,954	$112,224	$296,477	$313,296

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Expenses General and administrative expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
General and Administrative Expense — Affiliate	$4,097	$2,045	$10,879	$6,501
General and Administrative Expense — Third Party	2,147	2,328	7,297	7,404
Total General and Administrative Expense	$6,244	$4,373	$18,176	$13,905
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
Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	September 30, 2020	December 31, 2019
Gathering and Processing Systems	$1,905,444	$1,795,957
Fresh Water Delivery Systems	95,832	96,004
Construction-in-Progress (1)	62,635	115,034
Total Property, Plant and Equipment, at Cost	2,063,911	2,006,995
Accumulated Depreciation and Amortization	(297,181)	(244,038)
Property, Plant and Equipment, Net	$1,766,730	$1,762,957
(1)Construction-in-progress at September 30, 2020 primarily includes $49.4 million in gathering system projects and $11.6 million in equipment for use in future projects. Construction-in-progress at December 31, 2019 primarily includes $98.4 million in gathering system projects and $15.4 million in equipment for use in future projects.
Note 5. Debt
Debt consists of the following:

	September 30, 2020		December 31, 2019
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023 (1)	$745,000	1.60%	$595,000	3.11%
Term Loan Credit Facility, due July 31, 2021	500,000	1.35%	500,000	2.85%
Term Loan Credit Facility, due August 23, 2022	400,000	1.23%	400,000	2.74%
Finance Lease Obligation	2,048	—%	2,005	—%
Total	1,647,048		1,497,005
Unamortized Debt Issuance Costs	(696)		(1,326)
Total Debt	1,646,352		1,495,679
Less Amounts Due Within One Year
Term Loan Credit Facility, due July 31, 2021, Net	(499,705)		—
Finance Lease Obligation	(2,048)		—
Long-Term Debt	$1,144,599		$1,495,679
(1)Our revolving credit facility has a total borrowing capacity of $1.15 billion. As of September 30, 2020 and December 31, 2019, our revolving credit facility had $405 million and $555 million available for borrowing, respectively.
During the first nine months of 2020, we borrowed a net $150 million under our revolving credit facility. Proceeds from our revolving credit facility were utilized to fund portions of our capital contributions to investments, capital program and for working capital purposes.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Compliance with Covenants The revolving credit facility and term loan credit facilities require us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of September 30, 2020.
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
Note 6. Investments
We have ownership interests in the following entities:
•3.33% interest in White Cliffs;
•50% interest in Advantage;
•50% interest in Delaware Crossing;
•15% interest in EPIC Y-Grade;
•30% interest in EPIC Crude;
•15% interest in EPIC Propane; and
•20% interest in Saddlehorn.
Delaware Crossing In first quarter 2019, we executed definitive agreements with Salt Creek Midstream LLC and completed the formation of Delaware Crossing, a crude oil pipeline system in the Delaware Basin which began delivering crude oil into all connection points in April 2020. During the first nine months of 2020, we made capital contributions of approximately $14.9 million.
EPIC Y-Grade In first quarter 2019, we exercised and closed an option with EPIC Midstream Holdings, LP (“EPIC”) to acquire an interest in EPIC Y-Grade, which owns the EPIC Y-Grade pipeline from the Delaware Basin to Corpus Christi, Texas. Interim crude service on the EPIC Y-Grade mainline ended in March 2020. EPIC Y-Grade began the transition to natural gas liquid (“NGL”) service in May 2020 and commenced full commercial service of its first new build fractionator in July 2020. During the first nine months of 2020, we made capital contributions of approximately $29.7 million. Additionally, our loan to EPIC Y-Grade plus accrued interest was converted to equity and treated as a capital contribution to EPIC Y-Grade. See Note 2. Basis of Presentation.
EPIC Crude In first quarter 2019, we exercised an option with EPIC to acquire an interest in EPIC Crude, and on March 8, 2019, we closed the option to acquire the interest. EPIC Crude has been engaged in the construction of the EPIC crude oil pipeline from the Delaware Basin to Corpus Christi, Texas. Construction of the EPIC Crude pipeline was completed, and the pipeline was commissioned in February 2020 and entered full service on April 1, 2020. During the first nine months of 2020, we made capital contributions of approximately $54.0 million.
EPIC Propane In December 2019, we exercised and closed an option with EPIC to acquire an interest in EPIC Propane, which is constructing a propane pipeline that will run from the EPIC Y-Grade Logistics, LP fractionator complex in Robstown, Texas to the Phillips 66 petrochemical facility in Sweeney, Texas, with additional connectivity to the Markham underground storage caverns. EPIC Propane completed construction of its first new build fractionator in June 2020. During the first nine months of 2020, we made capital contributions of approximately $8.4 million.
Saddlehorn Pipeline In first quarter 2020, Black Diamond exercised and closed an option to acquire a 20% ownership interest in Saddlehorn for $160 million, or $87.0 million net to the Partnership. Greenfield Member contributed $73.0 million for its portion of the purchase price. Black Diamond purchased a 10% interest from each of Magellan Midstream Partners, L.P. (“Magellan”) and Plains All American Pipeline, L.P. (“Plains”). After the transaction, Magellan and Plains each own a 30% membership interest and Black Diamond and Western Midstream each own a 20% membership interest in Saddlehorn. Magellan continues to serve as operator of the Saddlehorn pipeline.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

The following table presents our investments at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
White Cliffs	$10,319	$10,268
Advantage	71,201	76,834
Delaware Crossing	81,992	68,707
EPIC Y-Grade	183,655	162,850
EPIC Crude	381,073	339,116
EPIC Propane	11,396	3,003
Saddlehorn	159,832	—
Total Investments	$899,468	$660,778
The following table presents our investment loss (income) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
White Cliffs	$(451)	$(716)	$(1,715)	$(2,605)
Advantage	(1,278)	(1,867)	(4,665)	(5,621)
Delaware Crossing	1,235	512	2,707	2,050
EPIC Y-Grade	20,138	2,000	33,733	3,054
EPIC Crude	5,840	6,130	14,713	9,375
EPIC Propane	63	—	124	—
Saddlehorn	(7,045)	—	(17,383)	—
Other (1)	(434)	(438)	(1,307)	(1,225)
Total Investment Loss, Net	$18,068	$5,621	$26,207	$5,028
(1)Represents income associated with our fee for serving as the operator of Advantage and Delaware Crossing.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems	Fresh Water Delivery	Investments in Midstream Entities	Corporate (1)	Consolidated
Three Months Ended September 30, 2020
Midstream Services — Affiliate	$80,534	$8,420	$—	$—	$88,954
Midstream Services — Third Party	20,610	1,628	—	—	22,238
Crude Oil Sales — Third Party	76,173	—	—	—	76,173
Total Revenues	177,317	10,048	—	—	187,365
Income (Loss) Before Income Taxes	59,703	9,479	(18,068)	(12,212)	38,902
Additions to Long-Lived Assets	9,204	—	—	94	9,298
Additions to Investments	—	—	43,555	—	43,555

Three Months Ended September 30, 2019
Midstream Services — Affiliate	$91,377	$20,847	$—	$—	$112,224
Midstream Services — Third Party	18,448	2,132	—	—	20,580
Crude Oil Sales — Third Party	48,870	—	—	—	48,870
Total Revenues	158,695	22,979	—	—	181,674
Income (Loss) Before Income Taxes	67,419	18,825	(5,621)	(8,925)	71,698
Additions to Long-Lived Assets	57,309	4,646	—	299	62,254
Additions to Investments	—	—	86,757	—	86,757

Nine Months Ended September 30, 2020
Midstream Services — Affiliate	$254,158	$42,319	$—	$—	$296,477
Midstream Services — Third Party	65,520	7,613	—	—	73,133
Crude Oil Sales — Third Party	187,750	—	—	—	187,750
Total Revenues	507,428	49,932	—	—	557,360
Goodwill Impairment	109,734	—	—	—	109,734
Income (Loss) Before Income Taxes	76,877	42,258	(26,207)	(40,661)	52,267
Additions to Long-Lived Assets	61,672	—	—	351	62,023
Additions to Investments	—	—	294,281	—	294,281

Nine Months Ended September 30, 2019
Midstream Services — Affiliate	$246,495	$66,801	$—	$—	$313,296
Midstream Services — Third Party	57,823	8,395	—	—	66,218
Crude Oil Sales — Third Party	133,522	—	—	—	133,522
Total Revenues	437,840	75,196	—	—	513,036
Income (Loss) Before Income Taxes	173,747	55,655	(5,028)	(27,082)	197,292
Additions to Long-Lived Assets	191,697	6,040	—	810	198,547
Additions to Investments	—	—	501,344	—	501,344

September 30, 2020
Total Assets	$2,031,541	$101,525	$899,468	$10,238	$3,042,772

December 31, 2019
Total Assets	$2,160,026	$91,840	$660,778	$13,438	$2,926,082
(1)The Corporate segment includes all general Partnership activity not attributable to our operating subsidiaries.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions (in thousands)
				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders (2)	Holder of IDRs (3)	Total
Q4 2018	February 4, 2019	February 11, 2019	$0.5858	$13,876	$9,316	$2,421	$25,613
Q1 2019	May 6, 2019	May 13, 2019	$0.6132	$14,534	$9,751	$3,507	$27,792
Q2 2019	August 5, 2019	August 12, 2019	$0.6418	$25,418	$—	$4,640	$30,058
Q4 2019	February 4, 2020	February 14, 2020	$0.6878	$62,012	$—	$—	$62,012
Q1 2020	May 8, 2020	May 15, 2020	$0.1875	$16,906	$—	$—	$16,906
Q2 2020	August 7, 2020	August 14, 2020	$0.1875	$16,907	$—	$—	$16,907
(1)Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP”).
(2)On May 14, 2019, all Subordinated Units were converted into Common Units.
(3)In November 2019, we acquired all of Noble’s IDRs. See Note 2. Basis of Presentation.
Cash Distributions On October 20, 2020, the Board of Directors of our General Partner approved a quarterly distribution of $0.1875 per unit. The distribution will be paid on November 13, 2020, to unitholders of record as of November 6, 2020.
Note 9. Net Income Per Limited Partner Unit
Our net income is attributed to limited partners, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions paid to Noble. For periods prior to the conversion of Subordinated Units and simplification of IDRs, we had more than one class of participating securities and we utilized the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities included Common Units, Subordinated Units and IDRs.
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2020	2019	2020	2019
Net Income Attributable to Noble Midstream Partners LP	$35,784	$40,632	$94,123	$120,600
Less: Net Income Attributable to Incentive Distribution Rights	—	5,820	—	13,967
Net Income Attributable to Limited Partners	$35,784	$34,812	$94,123	$106,633

Net Income Attributable to Common Units	$35,784	$34,812	$94,123	$84,266
Net Income Attributable to Subordinated Units (1)	—	—	—	22,367
Net Income Attributable to Limited Partners	$35,784	$34,812	$94,123	$106,633

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$0.40	$0.88	$1.04	$2.65
Subordinated Units (1)	$—	$—	$—	$2.89

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$0.40	$0.88	$1.04	$2.64
Subordinated Units	$—	$—	$—	$2.89

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,170	39,604	90,162	31,855
Subordinated Units (1)	—	—	—	7,747

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,170	39,624	90,166	31,879
Subordinated Units (1)	—	—	—	7,747

Antidilutive Restricted Units	185	44	186	66
(1)On May 14, 2019, all Subordinated Units were converted into Common Units.
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
•Executive Overview and Operating Outlook;
•Results of Operations; and
•Liquidity and Capital Resources.
The preceding consolidated financial statements, including the notes thereto, contain detailed information that should be read in conjunction with our MD&A. See also Item 1A. Risk Factors and our disclosures in Item 3 of this report under the heading: “Disclosure Regarding Forward-Looking Statements.”
EXECUTIVE OVERVIEW AND OPERATING OUTLOOK
The following discussion highlights the current operating environment, as well as significant operating and financial results for third quarter 2020. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The impacts on our business of both the significant decline in commodity prices and the COVID-19 pandemic are unprecedented. We will continue to focus on our customer base and maintaining safe and reliable operations. We are continuing to work with our customers to further align activity and volume expectations.
Chevron Merger On July 20, 2020, Noble, our sponsor and majority unitholder, entered into the Chevron Merger Agreement with Chevron. The transaction closed on October 5, 2020. As a result, Chevron (1) indirectly, wholly owns and controls our General Partner, and (2) indirectly holds approximately 62.6% of our limited partner Common Units. See Item 1A. Risk Factors for a discussion of risks related to the Chevron Merger.
Third Quarter 2020 Significant Results
The following discussion outlines significant results for third quarter 2020.
Significant Financial Results Include:
•Net Income Attributable to Limited Partners of $35.8 million, an increase of 3% as compared with third quarter 2019;
•Net Cash Provided by Operating Activities of $72.0 million, a decrease of 29% as compared with third quarter 2019;
•Adjusted EBITDA (non-GAAP financial measure) of $105.1 million, an increase of 12% as compared with third quarter 2019; and
•Distributable cash flow (non-GAAP financial measure) of $78.8 million, an increase of 57% as compared with third quarter 2019.
For additional information regarding our non-GAAP financial measures, see — Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.
COVID-19
Market Conditions Continued containment measures and responsive actions to the COVID-19 pandemic continue to contribute to severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity.
Current and Future Expected Impact to the Partnership The virus continues to impact the global demand for commodities, a trend we expect to continue into 2021. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. In response to this, we executed the following actions:
•Remote workforce – Due to concerns over health and safety, much of our workforce continues to work remotely until further notice. As of September 30, 2020, working remotely has not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor has it significantly impacted our internal control environment. In addition, certain of our employees and contractors work in remote field locations. We have implemented various health and safety protocols including, among others, reduction of certain operational workloads to critical maintenance and personnel, mandating use of certain secure travel options, review of critical medical supplies and procedures and implementation of other safeguards to protect operational personnel. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity as employees work from home.

•Mobilized a Crisis Management Team (“CMT”) – Our corporate CMT is responsible for ensuring the organization implements our corporate Employee Health and Wellness plan elements pertaining to pandemic response. This plan follows the Centers for Disease Control and Prevention (“CDC”), national, state and local guidance in preparing and responding to COVID-19. The CMT implemented communication protocols should an employee become sick, and we continue to follow CDC guidance, which is subject to change in the future. To date, we have not experienced significant business or operational interruption due to workforce health or safety concerns pertaining to COVID-19.
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
Commodity Prices
Market Conditions The COVID-19 pandemic has continued to cause unprecedented and prolonged declines in the global demand for crude oil and natural gas. While relaxing certain containment measures has resulted in increased demand and commodity prices in late second quarter 2020 and into third quarter 2020, demand continues to be significantly lower than levels experienced prior to the COVID-19 pandemic. Even as commodity prices remain improved over those experienced in late first quarter 2020 and early second quarter 2020, additional outbreaks and/or a return of containment measures or further restrictions could negatively impact commodity prices in the near future. The continuing uncertainty regarding the longevity and severity of the impacts of COVID-19 to the crude oil and natural gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe.
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
These factors have caused a number of producers to reduce capital spending levels and shut-in production at certain fields. These shut-ins served to lower inventory levels and thereby alleviate some of the crude oil storage constraints experienced in the beginning of second quarter 2020. In third quarter 2020, a number of producers brought previously shut-in production back online. Inventory levels, and resulting storage constraints, could be impacted as producers bring production back online with relatively higher commodity prices.
In addition to the U.S. crude oil market, the U.S. domestic natural gas market continues to be oversupplied and has contributed to depressed pricing. We expect that if development activity remains at lower levels in the U.S. leading to reduced crude oil and associated natural gas production, U.S. domestic natural gas prices will adjust as supply and demand levels equalize.
Current and Future Expected Impact to the Partnership The sustained decline in commodity prices adversely affected shale producers in the U.S., including our customers. In response, certain of our customers have reduced their capital investment programs and voluntarily shut-in production. While certain of our producers have brought online previously shut-in production, collectively these actions by our customers have resulted in decreased throughput volumes on our gathering systems since first quarter 2020 and significant decreases in fresh water deliveries due to decreases in well completion activity.
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
In this market environment, we are focused on prioritizing free cash flow and protecting our balance sheet. In response, we maintained our reduced quarterly distribution from first quarter 2020. The Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit for both the first and second quarter 2020. Our third quarter 2020 distribution will also be $0.1875 per unit. We intend to utilize funds from our distribution reduction and maintenance to reduce our debt levels. Our Board of Directors of our General Partner will continue reviewing the quarterly distribution in context of market conditions.
Global Economic Instability
Market Conditions COVID-19, coupled with the drop in commodity prices, have contributed to equity market volatility and what experts have now concluded amounted to a recession in first quarter 2020. Estimated ranges of the duration of these impacts to equity markets and the global economy vary widely, especially given the continued impacts of COVID-19 are unknown. Over the last several months, the U.S. government has passed a series of stimulus packages which, collectively, have provided the largest relief packages in U.S. history. These packages include various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we do not believe these stimulus measures will have a material impact on the Partnership; however, we do believe they could aid the economy by providing relief to certain individuals and smaller businesses.
Current and Future Expected Impact to the Partnership The decline in our unit price and corresponding reduction in our market capitalization were sustained throughout third quarter 2020, a condition that is consistent across our sector. We do not have any debt covenants or other lending arrangements that depend upon our unit price. As of September 30, 2020, we are in compliance with the covenants contained in our revolving credit facility and term loans, which provide that our consolidated leverage ratio as of the end of each fiscal quarter may not exceed 5.00 to 1.0, and our consolidated interest coverage ratio as of the end of each fiscal quarter to be no less than 3.00 to 1.0. The consolidated leverage ratio and consolidated interest coverage ratio are defined in the respective agreements.
As cities, states and countries continue relaxing confinement restrictions, the risk for the resurgence and recurrence of COVID-19 remains. The reinstatement of containment measures could potentially lead to an extended period of reduced demand for crude oil and natural gas commodities, as well as assert further pressure on the global economy.
Regulatory Update
In September 2020, the Colorado Oil and Gas Conservation Commission (“COGCC”) announced that it will consider imposing a 2,000-foot setback requirement for drilling and fracking operations statewide, allowing for variances from the requirement in some circumstances. The vote on this rulemaking is expected to take place at the COGCC’s November 2020 meeting, but we cannot predict the final outcome of the COGCC’s actions.
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
We performed impairment assessments as of March 31, 2020 and fully impaired our goodwill during first quarter 2020. See Item 1. Financial Statements – Note 2. Basis of Presentation. We performed impairment assessments as of June 30, 2020 and September 30, 2020, including assessments of property, plant and equipment, customer-related intangible assets, and equity method investments. We did not identify any impairment indicators based on these procedures.
Given the inherent volatility of the current market conditions driven by the COVID-19 pandemic and the oil and gas supply dynamics, the potential for future conditions to deviate from our current assumptions exists. For example, further erosion in consumer energy demand, lower crude oil and natural gas development and production, and/or lower commodity prices could trigger future impairments of our assets or non-compliance with the financial covenants in our revolving credit facility and term loans.
Workforce Adjustments
As previously disclosed, the officers of our General Partner manage our operations and activities. All of the employees required to conduct and support our operations were previously employed by Noble. Upon close of the Chevron Merger, all employees conducting and supporting our operations are employed by Chevron and are subject to the operational services and secondment agreement and omnibus agreement that we entered into with Noble.
In 2020, Noble engaged in corporate restructuring activities, resulting in reductions in its employee and contractor work forces. Additionally, certain Noble employees were participating in furlough and part-time work programs implemented in first quarter 2020 and continuing into third quarter 2020. Certain employees that support our operations were impacted by these activities.
Additionally, Noble lowered executive leadership salaries by 10% to 20%. Certain officers of our General Partner were impacted by the salary reductions. The aforementioned actions by Noble have not significantly impacted our ability to maintain operations, including use of financial reporting systems, nor have they significantly impacted our internal control environment.

Organic Capital Program
In October 2020, we narrowed our 2020 organic capital program expectations from $60 to $80 million to $70 to $80 million. We will continue to evaluate the level of capital spending based on the following factors, among others, and their effect on project financial returns:
•pace of our customers’ development based on current commodity prices;
•operating and construction costs and our ability to achieve material supplier price reductions;
•impact of new laws and regulations on our business practices, including those related to COVID-19;
•indebtedness levels; and
•availability of financing or other sources of funding.
We plan to fund our capital program with cash on hand, cash generated from operations, borrowings under our revolving credit facility and, if necessary, the issuance of additional equity or debt securities.
Development Project Updates
DJ Basin
In the Greeley Crescent IDP area, infrastructure build out was deferred due to changes in third party development plans with minimal activity during third quarter 2020. No wells were connected in the Greeley Crescent IDP area, however, fracking activity re-commenced in September with fresh water delivered to approximately 12 wells during third quarter 2020.
In the Black Diamond dedication area, the joint venture progressed with installing new crude oil gathering infrastructure for upcoming well connections from third-party producers, as well as facility expansion and upgrade projects. No wells were connected to the Black Diamond gathering system during third quarter 2020.
In the Mustang IDP area, we continued to extend infrastructure for crude oil, natural gas, and produced water gathering systems to facilitate further development, however this was at a reduced pace due to a slowdown in customer activity levels. No wells were connected in the Mustang IDP area and no fresh water was delivered during third quarter 2020.
In the Wells Ranch IDP area, construction on extensions of gathering infrastructure to support future well connections was slowed. No wells were connected in the Wells Ranch IDP area and no fresh water was delivered during third quarter 2020.
Delaware Basin
In the Permian, activity levels for both our affiliate and third-party customers slowed with the decline in commodity prices. During third quarter 2020, two third-party wells were connected to our gathering systems.
Investment Capital Program
The Partnership lowered the top end of its expected 2020 investment capital program to $250 million from a top end of $260 million previously. Our 2020 investment capital program will now accommodate a net investment level of $240 to $250 million. During the first nine months of 2020, capital contributions to investments, including the loan to EPIC Y-Grade, totaled approximately $290 million, or $217 million net to the Partnership. The remaining spend will be for EPIC Crude and EPIC Y-Grade to support the completion of terminal equipment and off-take pipelines from the fractionators.
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
EPIC Y-Grade The pipeline was commissioned in February 2020. The clean out process and transition of the EPIC Y-Grade mainline from crude interim service to NGL service began during May 2020. In June 2020, the project completed construction of its first new build fractionator increasing capacity to 180 MBbl/d of NGLs from 70 MBbl/d in the first quarter 2020. The fractionator commenced full commercial service in July 2020.
EPIC Crude Construction of the mainline and west dock of the marine terminal was completed in December 2019. The project entered full service on April 1, 2020.
EPIC Propane The EPIC Propane pipeline is currently under construction with anticipated completion in late 2020.
Saddlehorn The pipeline is currently undergoing expansion to increase crude oil capacity by 100 MBbl/d to a new total capacity of approximately 290 MBbl/d. The incremental capacity is expected to be available in late 2020 or early 2021.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands)	2020	2019	2020	2019
Revenues
Midstream Services — Affiliate	$88,954	$112,224	$296,477	$313,296
Midstream Services — Third Party	22,238	20,580	73,133	66,218
Crude Oil Sales — Third Party	76,173	48,870	187,750	133,522
Total Revenues	187,365	181,674	557,360	513,036
Costs and Expenses
Cost of Crude Oil Sales	72,089	46,240	181,052	125,216
Direct Operating	19,654	25,688	66,543	88,996
Depreciation and Amortization	26,443	24,571	78,728	71,585
General and Administrative	6,244	4,373	18,176	13,905
Goodwill Impairment	—	—	109,734	—
Other Operating Expense (Income)	864	(469)	4,726	(488)
Total Operating Expenses	125,294	100,403	458,959	299,214
Operating Income	62,071	81,271	98,401	213,822
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,437	3,952	19,927	11,502
Investment Loss, Net	18,068	5,621	26,207	5,028
Other Non-Operating Income	(1,336)	—	—	—
Total Other Expense, Net	23,169	9,573	46,134	16,530
Income Before Income Taxes	38,902	71,698	52,267	197,292
Income Tax Expense	166	1,179	187	3,219
Net Income	38,736	70,519	52,080	194,073
Less: Net Income Prior to the Drop-Down and Simplification	—	4,136	—	11,237
Net Income Subsequent to the Drop-Down and Simplification	38,736	66,383	52,080	182,836
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,952	25,751	(42,043)	62,236
Net Income Attributable to Noble Midstream Partners LP	$35,784	$40,632	$94,123	$120,600

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$96,111	$59,504	$298,074	$177,976

Distributable Cash Flow(1) of Noble Midstream Partners LP	$78,793	$50,282	$252,194	$144,889
(1)Adjusted EBITDA and Distributable Cash Flow are not measures as determined by GAAP and should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP. For additional information regarding our non-GAAP financial measures, see — Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DJ Basin
Crude Oil Sales Volumes (Bbl/d)	16,691	9,625	16,462	8,813
Crude Oil Gathering Volumes (Bbl/d)	172,393	181,486	177,210	179,392
Natural Gas Gathering Volumes (MMBtu/d)	525,417	496,238	497,965	458,087
Natural Gas Processing Volumes (MMBtu/d)	39,876	48,988	41,697	50,823
Produced Water Gathering Volumes (Bbl/d)	29,452	41,508	37,426	40,474
Fresh Water Delivery Volumes (Bbl/d)	22,125	134,629	92,873	177,565

Delaware Basin
Crude Oil Gathering Volumes (Bbl/d)	51,064	51,822	56,845	46,530
Natural Gas Gathering Volumes (MMBtu/d)	159,734	180,707	172,241	139,877
Produced Water Gathering Volumes (Bbl/d)	126,688	151,739	145,551	137,868

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	16,691	9,625	16,462	8,813
Crude Oil Gathering Volumes (Bbl/d)	223,457	233,308	234,055	225,922
Natural Gas Gathering Volumes (MMBtu/d)	685,151	676,945	670,206	597,964
Barrels of Oil Equivalent (Boe/d) (1)	314,822	322,872	324,674	306,508
Natural Gas Processing Volumes (MMBtu/d)	39,876	48,988	41,697	50,823
Produced Water Gathering Volumes (Bbl/d)	156,140	193,247	182,977	178,342

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	22,125	134,629	92,873	177,565
(1)Includes crude oil sales volumes that are transported on our gathering systems and sold to third-party customers.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2020	2019	Increase (Decrease) From Prior Year
Three Months Ended September 30,
Gathering and Processing — Affiliate	$80,030	$90,586	(12)%
Gathering and Processing — Third Party	18,792	17,169	9%
Fresh Water Delivery — Affiliate	8,420	20,847	(60)%
Fresh Water Delivery — Third Party	1,628	2,132	(24)%
Crude Oil Sales — Third Party	76,173	48,870	56%
Other — Affiliate	504	791	(36)%
Other — Third Party	1,818	1,279	42%
Total Revenues	$187,365	$181,674	3%

Nine Months Ended September 30,
Gathering and Processing — Affiliate	$251,999	$244,102	3%
Gathering and Processing — Third Party	60,762	54,264	12%
Fresh Water Delivery — Affiliate	42,319	66,801	(37)%
Fresh Water Delivery — Third Party	7,613	8,395	(9)%
Crude Oil Sales — Third Party	187,750	133,522	41%
Other — Affiliate	2,159	2,393	(10)%
Other — Third Party	4,758	3,559	34%
Total Revenues	$557,360	$513,036	9%
Revenues Trend Analysis
Revenues increased during third quarter 2020 as compared with third quarter 2019. The changes in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $18.6 million during third quarter 2020 as compared with third quarter 2019 due to the following:
•an increase of $27.3 million in crude oil sales due to increased activity associated with the fulfillment of our transportation commitments, which was partially offset by decreased commodity prices during 2020;
partially offset by;
•a decrease of $7.8 million in crude oil, natural gas and produced water gathering services revenues driven by decreased throughput on our gathering systems resulting from temporary well shut-ins by our customers in the DJ and Delaware Basins.
Fresh Water Delivery Fresh Water Delivery revenues decreased by $12.9 million during third quarter 2020 as compared with third quarter 2019 due to minimal fresh water deliveries in the DJ Basin resulting from reduced well completion activity by Noble.
Revenues increased during the first nine months of 2020 as compared with the first nine months of 2019. The changes in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $69.6 million during the first nine months of 2020 as compared with the first nine months of 2019 due to the following:
•an increase of $54.2 million in crude oil sales due to increased activity associated with the fulfillment of our transportation commitments, which was partially offset by decreased commodity prices during 2020;
•an increase of $12.4 million in crude oil and natural gas and produced water gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems;

•an increase of $10.7 million in crude oil and natural gas gathering services revenues driven by an increase in throughput volumes resulting from an increase in the number of wells connected to our gathering systems in the Mustang IDP area;
partially offset by;
•a decrease of $6.5 million in crude oil, natural gas and produced water gathering services revenues driven by decreased throughput on our gathering systems resulting from temporary well shut-ins by our customers in the Wells Ranch IDP area.
Fresh Water Delivery Fresh Water Delivery revenues decreased by $25.3 million during the first nine months of 2020 as compared with the first nine months of 2019 due to decreased fresh water deliveries in 2020 in the DJ Basin resulting from reduced well completion activity by our customers.
Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2020	2019	Increase (Decrease) from Prior Year
Three Months Ended September 30,
Cost of Crude Oil Sales	$72,089	$46,240	56%
Direct Operating	19,654	25,688	(23)%
Depreciation and Amortization	26,443	24,571	8%
General and Administrative	6,244	4,373	43%
Other Operating Expense (Income)	864	(469)	N/M
Total Operating Expenses	$125,294	$100,403	25%

Nine Months Ended September 30,
Cost of Crude Oil Sales	$181,052	$125,216	45%
Direct Operating	66,543	88,996	(25)%
Depreciation and Amortization	78,728	71,585	10%
General and Administrative	18,176	13,905	31%
Goodwill Impairment	109,734	—	N/M
Other Operating Expense (Income)	4,726	(488)	N/M
Total Operating Expenses	$458,959	$299,214	53%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased during third quarter 2020 as compared with third quarter 2019 and during the first nine months of 2020 as compared with the first nine months of 2019. The increase was primarily attributable to increased purchases of crude oil to meet our crude oil transportation commitments.
Direct Operating Direct operating expense decreased during third quarter 2020 as compared with third quarter 2019 and during the first nine months of 2020 as compared with the first nine months of 2019. The changes in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense decreased $2.6 million during third quarter 2020 as compared with third quarter 2019 and $11.1 million during the first nine months of 2020 as compared with the first nine months of 2019. The decreases in direct operating expense are attributable to our ability to capture cost efficiencies as well as defer non-essential program work due to COVID-19.
Fresh Water Delivery Fresh Water Delivery direct operating expense decreased $3.7 million during third quarter 2020 as compared with third quarter 2019 and $12.2 million during the first nine months of 2020 as compared with the first nine months of 2019. The decrease is primarily due to the decreased use of third-party providers for water logistics services in the DJ Basin resulting from reduced well completion activity by our customers.

Depreciation and Amortization Depreciation and amortization expense increased during third quarter 2020 as compared with third quarter 2019 and during the first nine months of 2020 as compared with the first nine months of 2019. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $1.8 million during third quarter 2020 as compared with third quarter 2019 and $6.8 million during the first nine months of 2020 as compared with the first nine months of 2019. The increase was due to assets placed in service after September 30, 2019 and were primarily associated with the Mustang gathering system, expansion of the Delaware Basin infrastructure, and the continued development of the Black Diamond assets.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during third quarter 2020 as compared with third quarter 2019 and during the first nine months of 2020 as compared with the first nine months of 2019. Fresh Water Delivery depreciation and amortization expense has remained consistent, as our fresh water delivery infrastructure was substantially complete prior to 2019.
General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment and increased during third quarter 2020 as compared with third quarter 2019 and during the first nine months of 2020 as compared with the first nine months of 2019. The increase was primarily attributable to the increase in the fixed annual fee payable under our omnibus agreement with Noble which became effective March 1, 2020. See Item 1. Financial Statements – Note 3. Transactions with Affiliates.
Goodwill Impairment During first quarter 2020, we fully impaired our goodwill. See Item 1. Financial Statements – Note 2. Basis of Presentation and Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook.
Other Operating Expense Other operating expense during 2020 is primarily related to impairments and losses incurred associated with the sale of miscellaneous assets.
Other Expense (Income) Trend Analysis

(in thousands)	2020	2019	Increase (Decrease) From Prior Year
Three Months Ended September 30,
Other Expense (Income)
Interest Expense	$6,571	$8,814	(25)%
Capitalized Interest	(134)	(4,862)	(97)%
Interest Expense, Net	6,437	3,952	63%
Investment Loss, Net	18,068	5,621	221%
Other Non-Operating Income	(1,336)	—	N/M
Total Other Expense, Net	$23,169	$9,573	142%

Nine Months Ended September 30,
Other Expense (Income)
Interest Expense	$25,239	$23,704	6%
Capitalized Interest	(5,312)	(12,202)	(56)%
Interest Expense, Net	19,927	11,502	73%
Investment Loss, Net	26,207	5,028	421%
Other Non-Operating Income	—	—	N/M
Total Other Expense, Net	$46,134	$16,530	179%
N/M Amount is not meaningful
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facilities. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon our construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Item 1. Financial Statements – Note 4. Property, Plant and Equipment for our Construction-in-Progress balances as of September 30, 2020 and December 31, 2019 and see Item 1. Financial Statements – Note 6. Investments.

Interest expense decreased $2.2 million during third quarter 2020 as compared with third quarter 2019. The decrease in interest expense is attributable to higher interest rates during third quarter 2019 and was partially offset by higher outstanding long-term debt balances during the third quarter 2020.
Interest expense increased $1.5 million during the first nine months of 2020 as compared with the first nine months of 2019. The increase is primarily attributable to the increased outstanding long-term debt balance in 2020 as compared to the first nine months of 2019 and was partially offset by higher interest rates during the first nine months of 2019.
Capitalized interest decreased $4.7 million during third quarter 2020 as compared with third quarter 2019 and $6.9 million during the first nine months of 2020 as compared with the first nine months of 2019. The decreases are primarily attributable to capitalized interest associated with our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude. As the aforementioned investments have commenced planned, principal operations, we no longer capitalize interest associated with our capital contributions.
Investment Loss, Net Investment loss is recorded within our Investments in Midstream Entities reportable segment and increased $12.4 million during third quarter 2020 as compared with third quarter 2019. Our investment loss, net is driven by increased losses from the EPIC Y-Grade and EPIC Crude investments. The losses are primarily attributable to expenses incurred prior to service commencement and the gradual ramp of throughput volumes. The losses were partially offset by earnings from our investment in Saddlehorn.
Investment loss, net increased $21.2 million during the first nine months of 2020 as compared with the first nine months of 2019 driven by increased losses from the EPIC Y-Grade and EPIC Crude investments and is primarily attributable to expenses incurred prior to service commencement. The losses were partially offset by earnings from our investment in Saddlehorn.
Other Non-Operating Income Other non-operating income during third quarter 2020 includes the reversal of the previously recognized $1.3 million allowance recorded in second quarter 2020 relating to the expected credit losses related to the loan to EPIC Y-Grade. This balance is recorded within our Corporate reportable segment. See Item 1. Financial Statements – Note 2. Basis of Presentation.
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
We define “Adjusted EBITDA” as net income before income taxes, net interest expense, depreciation and amortization and certain other items that we do not view as indicative of our ongoing performance. Additionally, Adjusted EBITDA reflects the adjusted earnings impact of our equity method investments by adjusting our equity earnings or losses from our equity method investments to reflect our proportionate share of the EBITDA of such equity method investments.
Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared with those of other companies in the midstream energy industry, without regard to financing methods, historical cost basis or capital structure;
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation from Net Income
Net Income	$38,736	$70,519	$52,080	$194,073
Add:
Depreciation and Amortization	26,443	24,571	78,728	71,585
Interest Expense, Net of Amount Capitalized	6,437	3,952	19,927	11,502
Proportionate Share of Equity Method Investment EBITDA Adjustments	33,133	3,257	56,582	9,830
Goodwill Impairment	—	—	109,734	—
Other	364	656	5,543	3,776
Adjusted EBITDA	105,113	102,955	322,594	290,766
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification	—	8,944	—	25,259
Adjusted EBITDA Subsequent to Drop-Down and Simplification	105,113	94,011	322,594	265,507
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	9,002	34,507	24,520	87,531
Adjusted EBITDA Attributable to Noble Midstream Partners LP	96,111	59,504	298,074	177,976
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	6,624	1,711	20,314	8,655
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	10,619	(3,518)	18,496	972
Cash Interest Paid	6,195	8,662	24,836	23,211
Maintenance Capital Expenditures	7,128	5,789	22,862	17,559
Distributable Cash Flow of Noble Midstream Partners LP	$78,793	$50,282	$252,194	$144,889

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$71,959	$101,617	$291,410	$290,562
Add:
Interest Expense, Net of Amount Capitalized	6,437	3,952	19,927	11,502
Changes in Operating Assets and Liabilities	21,965	2,655	13,327	(3,207)
Equity Method Investment EBITDA Adjustments	4,874	(5,229)	(772)	(7,683)
Other	(122)	(40)	(1,298)	(408)
Adjusted EBITDA	105,113	102,955	322,594	290,766
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification	—	8,944	—	25,259
Adjusted EBITDA Subsequent to Drop-Down and Simplification	105,113	94,011	322,594	265,507
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	9,002	34,507	24,520	87,531
Adjusted EBITDA Attributable to Noble Midstream Partners LP	96,111	59,504	298,074	177,976
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	6,624	1,711	20,314	8,655
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	10,619	(3,518)	18,496	972
Cash Interest Paid	6,195	8,662	24,836	23,211
Maintenance Capital Expenditures	7,128	5,789	22,862	17,559
Distributable Cash Flow of Noble Midstream Partners LP	$78,793	$50,282	$252,194	$144,889
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
Our capital structure and financing strategy are designed to provide sufficient liquidity to meet our working capital requirements, capital expenditure requirements and to make quarterly cash distributions. In the current commodity price and economic environment, the duration of which could be prolonged, we have reduced our capital expenditure guidance to reflect updated producer forecasts in the DJ and Delaware Basins. Additionally, we have reduced our quarterly distribution to preserve cash and support the balance sheet. We expect these actions to strengthen our financial position and flexibility.
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

Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	September 30, 2020	December 31, 2019
Cash, Cash Equivalents, and Restricted Cash (1)	$17,403	$12,726
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	405,000	555,000
Available Liquidity	$422,403	$567,726
(1)See Item 1. Financial Statements – Note 2. Basis of Presentation.
(2)See Item 1. Financial Statements – Note 5. Debt.
Revolving Credit Facility and Term Loan Credit Facilities
During the first nine months of 2020, we borrowed a net $150 million under our revolving credit facility. Proceeds from our revolving credit facility were utilized to fund portions of our capital and investment programs as well as for working capital purposes. As of September 30, 2020, $745 million is outstanding under our revolving credit facility. See Item 1. Financial Statements – Note 5. Debt.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating Activities	$291,410	$290,562
Investing Activities	(400,330)	(693,739)
Financing Activities	113,597	405,346
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$4,677	$2,169
Operating Activities Net cash provided by operating activities slightly increased during the first nine months of 2020 as compared with the first nine months of 2019. The increase is primarily due to decreased direct operating expenses due to cost efficiencies and increased cash distributions from equity method investees, primarily from our new investment in Saddlehorn. The increase was substantially offset by COVID-19 related customer activity reductions, increased general and administrative costs related to the increase in the fixed annual fee payable under our omnibus agreement and increased interest expense related to our increased debt balance during 2020 as compared to the first nine months of 2019.
Investing Activities Cash used in investing activities decreased during the first nine months of 2020 as compared with the first nine months of 2019. The decrease is primarily due to decreased capital contributions to our equity method investments as well as decreased capital expenditures in 2020. Our decreased capital contributions to Delaware Crossing, EPIC Crude and EPIC Y-Grade were partially offset by our capital contribution to Saddlehorn.
Financing Activities Cash provided by financing activities decreased during the first nine months of 2020 as compared with the first nine months of 2019. The decrease is primarily due to the proceeds from the term loan credit facility issued in third quarter 2019 and proceeds from the preferred equity issuance in first quarter 2019. The decrease was partially offset by increased net long-term debt borrowings under the revolving credit facility and increased contributions from Black Diamond.

Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Gathering System Expenditures	$61,672	$191,697
Fresh Water Delivery System Expenditures	—	6,040
Other	351	810
Total Capital Expenditures (1)	$62,023	$198,547

Additions to Investments (1) (2) (3)	$294,281	$501,344
(1)Total capital expenditures and additions to investments represent the consolidated expenditures of the Partnership and include the portion of expenditures funded by noncontrolling interest owners.
(2)Additions to investments include capitalized interest of approximately $4.6 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Additions to investments for the nine months ended September 30, 2020 include our $22.5 million loan to EPIC Y-Grade. During July 2020, the loan plus accrued interest was converted to equity and treated as a capital contribution to EPIC Y-Grade. At the time of conversion, the loan plus accrued interest totaled $23.4 million. See Item 1. Financial Statements – Note 2. Basis of Presentation.
For the nine months ended September 30, 2020, our gathering system expenditures were primarily associated with the expansion of gathering infrastructure in the Wells Ranch and Mustang IDP areas, well connections in the Black Diamond dedication area and the expansion of gathering infrastructure in the Delaware Basin.
For the nine months ended September 30, 2019, our gathering system expenditures were primarily associated with well connections in the Mustang IDP area, Black Diamond dedication area and the Delaware Basin as well as expansion of the Mustang gathering system. Fresh water delivery system expenditures were primarily associated with the expansion of the Greeley Crescent fresh water delivery system.
For the nine months ended September 30, 2020, additions to investments were primarily related to our capital contributions to Saddlehorn as well as our other equity method investments. See Item 1. Financial Statements – Note 6. Investments. For the nine months ended September 30, 2019, additions to investments were primarily related to our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date. On October 20, 2020, the Board of Directors of our General Partner approved a quarterly distribution of $0.1875 per unit. The distribution will be paid on November 13, 2020, to unitholders of record as of November 6, 2020.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We currently generate a substantial portion of our revenues pursuant to fee-based commercial agreements under which we are paid based on the volumes of crude oil, natural gas and produced water that we gather and handle and fresh water services we provide, rather than the underlying value of the commodity.
We have indirect exposure to commodity price risk in that persistently low commodity prices may cause our customers and other potential customers to delay drilling or shut-in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If our customers delay drilling or completion activity, or temporarily shut-in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our commercial agreements do not contain minimum volume commitments. Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon and water throughput volumes on our midstream systems, which depends on our customers’ level of drilling and completion activity on our dedicated acreage. As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook, the commodity price environment could remain depressed based on decreased demand, over-

supply and economic recessions occurring around the globe. We cannot predict whether or when commodity prices and economic activities will return to prior levels.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil and natural gas prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facilities, which have variable interest rates. As of September 30, 2020, $745 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $12.5 million increase in interest expense for the nine months ended September 30, 2020. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
Credit Risk
We derive a substantial portion of our revenue from assets that serve acreage previously dedicated to us from Noble and we expect to derive a substantial portion of our revenue from these assets for the foreseeable future. As a result, events in these areas of operations, including those negatively affecting the production and/or drilling schedules of our customers, may adversely affect our revenues and cash available for distribution.
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
Seasonality
Demand for crude oil and natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain crude oil and natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for crude oil and natural gas during the summer and winter months and decrease demand for crude oil and natural gas during the spring and fall months. With respect to our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or construction projects, which may impact the rate of our growth. In addition, severe winter weather may also impact or slow the ability of our customers to execute their drilling and development plans.
Disclosure Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include the words “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule,” “strategy” and other similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the COVID-19 pandemic and the actions of foreign oil producers (most notably Saudi Arabia and Russia) to maintain market share and impact commodity pricing and the expected impact on our business, operations, earnings and results.
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
•the adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations, and the markets and communities in which we operate;
•the decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic crude oil and natural gas production, which in turn could result in significant declines in the actual or expected volumes transported through our pipelines and/or the reduction of commercial opportunities that might otherwise be available to us;
•uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the over-supply of crude oil;
•uncertainty regarding the timing, pace and extent of an economic recovery in the U.S. and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for the midstream services we provide and the commercial opportunities available to us;
•the effect of an overhang of significant amounts of crude oil and natural gas inventory stored in the U.S. and elsewhere and the impact that such inventory overhang ultimately has on the timing of a return to market conditions that support increased drilling and production activities in the U.S.;
•the ability of our customers to meet their drilling and development plans;
•competitive conditions in our industry;
•actions taken by third-party operators, gatherers, processors and transporters;
•the demand for crude oil, natural gas and produced water gathering and processing services, crude oil treating and fresh water services;
•our ability to successfully implement our business plan;
•our ability to complete internal growth projects on time and on budget;
•the price and availability of debt and equity financing;
•the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;
•energy efficiency and technology trends;
•operating hazards and other risks incidental to our midstream services;
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•interest rates;
•labor relations;
•defaults by or bankruptcy of our customers under our agreements;
•our inability to perform our obligations under our contracts, whether due to non-performance by third parties, including our customers or other counterparties, market constraints, third-party constraints, legal constraints (including governmental orders or guidance), or other factors;
•changes in availability and cost of capital;
•changes in our tax status;
•the effect of existing and future laws and government regulations, including federal, state, and local laws and state-approved voter ballot initiatives, including those laws or ballot initiatives that limit producers’ hydraulic-fracturing activities or other oil and natural gas development or operations;
•the effects of future litigation;
•interruption of the Partnership's operations due to social, civil or political events or unrest;
•terrorist attacks or cyber threats;
•any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close;
•the impact of future accounting standards and statements, and related interpretations; and
•certain factors discussed elsewhere in this Form 10-Q.
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, in our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, respectively and this Form 10-Q, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 and quarterly reports on Form 10-Q are available on our website at www.nblmidstream.com.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure controls and procedures by our principal executive officer and our principal financial officer, as of the end of the period covered by this quarterly report, each of them has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), were effective as of the end of the period covered by this report.
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
Item 1A. Risk Factors
There have been no material changes, other than disclosed below, from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, respectively.
Following the closing of the Chevron Merger, Chevron owns and controls our General Partner. Chevron’s ownership of our General Partner may result in conflicts of interest.
Following the completion of the Chevron Merger, the directors and officers of our General Partner and its affiliates have duties to manage our General Partner in a manner that is beneficial to Chevron, who is the indirect owner of our General Partner. At the same time, our General Partner has duties to manage us in a manner that is beneficial to our unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to Chevron. As a result of these conflicts of interest, our General Partner may favor its own interest or the interests of Chevron or its owners or affiliates over the interest of our unitholders.
Furthermore, we derive a substantial portion of our revenue from Noble legacy assets. Now that the Chevron Merger has been completed, our future prospects will depend upon Chevron’s growth strategy, midstream operational philosophy, and drilling program, including the level of drilling and completion activity by Chevron on acreage previously dedicated to us by Noble. Additional conflicts may also arise in the future following the Chevron Merger associated with (1) the allocation of capital and the allocation of operational and administrative costs between Chevron and us, (2) the amount of time devoted by the officers and directors of Chevron to its business in relation to us, and (3) future business opportunities that are pursued by Chevron and us.
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions to our unitholders at our current distribution rate.
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions at our current distribution rate. For example, in response to the unprecedented impact on our business from the significant decline in commodity prices and the COVID-19 outbreak, on March 25, 2020, the Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit for the first quarter 2020. We maintained the reduced quarterly distribution for second and third quarter 2020.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•the volumes of natural gas we gather or process, the volumes of crude oil we gather and sell, the volumes of produced water we collect, clean or dispose of and the volumes of fresh water we distribute and store and the number of wells that have access to our crude oil treating facilities;
•continued volatility of market prices of crude oil, natural gas and NGLs and their effect on our customers’ drilling and development plans on our dedicated acreage and the volumes of hydrocarbons that are produced on our dedicated acreage and for which we provide midstream services;
•our customers’ ability to fund their drilling and development plans on our dedicated acreage;

•downstream processing and transportation capacity constraints and interruptions, including the failure of our customers to have sufficient contracted processing or transportation capacity;
•the levels of our operating expenses, maintenance expenses and general and administrative expenses;
•regulatory action affecting: (i) the supply of, or demand for, crude oil, natural gas, NGLs and water, (ii) the rates we can charge for our midstream services, (iii) the terms upon which we are able to contract to provide our midstream services, (iv) our existing gathering and other commercial agreements, or (v) our operating costs or our operating flexibility;
•the rates we charge third parties for our midstream services;
•prevailing economic conditions; and
•adverse weather conditions.
In addition, the actual amount of distributable cash flow that we generate will also depend on other factors, some of which are beyond our control, including:
•global or national health pandemics, epidemics or concerns, such as the recent COVID-19 outbreak, which has reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;
•limited production cuts and freezes implemented by OPEC members and other large oil producers such as Russia;
•the level and timing of our capital expenditures;
•our debt service requirements and other liabilities;
•our ability to borrow under our debt agreements to fund our capital expenditures and operating expenditures and to pay distributions;
•fluctuations in our working capital needs;
•restrictions on distributions contained in any of our debt agreements;
•the cost of acquisitions, if any;
•the fees and expenses of our General Partner and its affiliates that we are required to reimburse;
•the amount of cash reserves established by our General Partner; and
•other business risks affecting our cash levels.
Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon throughput volumes on our midstream systems, which depends on our customers’ levels of development and completion activity on our dedicated acreage.
The level of crude oil and natural gas volumes handled by our midstream systems depends on the level of production from crude oil and natural gas wells dedicated to our midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, we must obtain production from wells completed by customers on acreage dedicated to our midstream systems or execute agreements with other third parties in our areas of operation.
Factors that significantly affect our customers’ levels of development and completion activity on our dedicated acreage include: prices of crude oil and natural gas; the level of supply and demand for crude oil and natural gas worldwide; and governmental regulations, including the policies of governments regarding the exploration for and production and development of their crude oil and natural gas reserves. The recent significant supply and demand imbalances for crude oil and natural gas, coupled with the ongoing impacts of the COVID-19 pandemic, have contributed to sustained and weakened commodity prices.
The duration of the business disruption and related financial impact from COVID-19 and current commodity price environment cannot be reasonably estimated at this time. If the current environment continues for an extended period of time, it could materially adversely affect the demand for our services and our ability to operate our business in the manner and on the timelines previously planned.
In our areas of operations, we have no control over producers’ levels of development and completion activity, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines, and we have no control over producers’ exploration and development decisions, which may also be affected by the following, among other things:
•the availability and cost of capital;
•global or national health pandemics, epidemics or concerns, such as the recent COVID-19 outbreak, which has reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;

•limited production cuts and freezes implemented by OPEC members and other large oil producers such as Russia;
•increased volatility of prevailing and projected crude oil, natural gas and NGL prices;
•demand for crude oil, natural gas and NGLs, which has recently been significantly depressed due to global economic conditions;
•levels of reserves;
•geologic considerations;
•changes in the strategic importance our customers assign to development in the DJ Basin or the Delaware Basin as opposed to their other operations, which could adversely affect the financial and operational resources our customers are willing to devote to development of our dedicated acreage;
•increased levels of taxation related to the exploration and production of crude oil, natural gas and NGLs in our areas of operation;
•environmental or other governmental regulations, including prorationing, the availability of permits, the regulation of hydraulic fracturing, including those laws or ballot initiatives that limit producers’ hydraulic-fracturing activities or other oil and natural gas development or operations, and a governmental determination that multiple facilities are to be treated as a single source for air permitting purposes; and
•the costs of producing crude oil, natural gas and NGLs and the availability and costs of drilling rigs and other equipment.
Due to these and other factors, even if reserves are known to exist in areas served by our midstream assets, producers, including Chevron, may choose not to develop those reserves. If producers choose not to develop their reserves, or they choose to slow their development rate, in our areas of operation, utilization of our midstream systems will be below anticipated levels. Our inability to provide increased services resulting from reductions in development activity, coupled with the natural decline in production from our current dedicated acreage, would result in our inability to maintain the then-current levels of utilization of our midstream assets, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
Historically, crude oil, natural gas and NGL prices have been volatile and subject to wide fluctuations. For example, recent significant decline in crude oil prices has largely been attributable to the recent actions of Saudi Arabia and Russia, which have resulted in a substantial decrease in crude oil and natural gas prices, and the global outbreak of COVID-19, which has reduced demand for crude oil and natural gas because of significantly reduced global and national economic activity. We cannot predict whether or when commodity prices and economic activities will return to normalized levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.
Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19 and economic recessions occurring around the globe, could have a material adverse impact on our financial position, results of operations and cash flows.
The U.S. and other world economies are experiencing recessions due to the global outbreak of COVID-19, which began late in 2019. In March 2020, OPEC and non-OPEC producers failed to agree to production cuts, causing a significant drop in crude oil prices. Subsequently, in April 2020, certain of these producers agreed to long-term production cuts. While these production cuts could rebalance the market in the long-term, in the short-term, we do not believe they will be large enough to offset the sharp decrease in demand caused by COVID-19. These factors collectively have contributed to unprecedented negative global economic impacts, including a significant drop in hydrocarbon product demand, which could extend into 2021 and beyond.
Recessions would likely extend the time for the current oil markets to absorb excess supplies and rebalance inventory resulting in decreased demand for our midstream services for a number of future quarters. Our profitability will likely be significantly affected by this decreased demand and could lead to material impairments of our long-lived assets, intangible assets and equity method investments. Additionally, these factors could lead to further reductions in our distributions to unitholders or may cause us to fall out of compliance with the covenants in our revolving credit facility and term loans. The global outbreak of

COVID-19 and impact of lower commodity prices could lead to disruptions in our supply network, including, among other things, storage and pipeline constraints brought on by overproduction and decreased demand from refiners.
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
Much of our workforce is working remotely until the risks of COVID-19 are reduced. Additionally, in response to reduced development and activity levels stemming from the commodity price environment, a number of our employees were placed on furlough or part-time work programs. A remote workforce combined with workforce reduction programs could introduce risks to achieving business objectives and/or the ability to maintain our controls and procedures. For example, the technology required for the transition to remote work increases our vulnerability to cybersecurity threats, including threats of unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “Item 1A. Risk Factors-Risks Related to Our Business – A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

10.1*	Midstream Fee Relief Agreement dated effective as of July 1, 2020, by and among the Registrant, Noble Energy Inc. and Noble Midstream Services, LLC, filed herewith.

10.2*	Upstream Activity Acceleration Agreement dated effective as of August 27, 2020, by and among the Registrant, Noble Energy Inc. and Noble Midstream Services, LLC, filed herewith.

10.3**	Offer Letter, dated as of September 25, 2020, between Chevron Corporation and Robin H. Fielder, filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

101	The following materials from Noble Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Equity; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.
* Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and will be will be furnished to the Securities and Exchange Commission upon request.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP LLC, its General Partner

Date	November 2, 2020	By: /s/ Thomas W. Christensen
Thomas W. Christensen Chief Financial Officer and Chief Accounting Officer