Form 10-K
period 2020-12-31
Noble Midstream Partners LP
filed 2021-02-12
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No
The aggregate market value of the registrant’s Common Units held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $285.2 million.
The registrant had 90,347,145 Common Units as of January 29, 2021.
DOCUMENTS INCORPORATED BY REFERENCE: None

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include words such as “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule,” “strategy,” and other similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the COVID-19 pandemic and the actions of foreign oil producers (most notably Saudi Arabia and Russia) to maintain market share and impact commodity pricing and the expected impact on our business, results of operations and earnings.
Forward-looking statements are not guarantees of future performance and are based on certain assumptions and bases, and subject to certain risks, uncertainties and other factors, many of which are beyond our control and difficult to predict, and not all of which can be disclosed in advance. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors. While you should not consider the following list to be a complete statement of all potential risks and uncertainties, some of the factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•the ability of our customers to meet their drilling and development plans;
•changes in general economic conditions;
•competitive conditions in our industry;
•actions taken by third-party operators, gatherers, processors and transporters;
•the demand for crude oil gathering, natural gas gathering and processing, produced water gathering, crude oil treating and fresh water services;
•our ability to successfully implement our business plan;
•our ability to complete internal growth projects on time and on budget;
•the price and availability of debt and equity financing;
•the availability and price of crude oil and natural gas to the consumer compared to the price of alternative and competing fuels;
•competition from the same and alternative energy sources;
•energy efficiency and technology trends;
•operating hazards and other risks incidental to our midstream services;
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•interest rates;
•labor relations;
•defaults by our customers under our gathering and processing agreements;
•changes in availability and cost of capital;
•changes in our tax status;
•the effect of existing and future laws and government regulations;
•the effects of future litigation;
•interruption of the Partnership’s operations due to social, civil or political events or unrest;
•terrorist attacks or cyber threats;
•any future acquisitions or dispositions of assets or the delay or failure of any such transaction to close; and
•certain factors discussed elsewhere in this Form 10-K.
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
As used in this report, such terms as “Noble Midstream Partners,” “NBLX,” “the Partnership,” “us,” “our,” “we” or similar expressions may refer to Noble Midstream Partners LP, one or more of its consolidated subsidiaries, or all of them taken as a whole, but unless stated otherwise they do not include “affiliates” of Noble Midstream Partners. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.
For a summary of commonly used industry terms and abbreviations used in this report, see the Glossary.

PART I

Items 1. and 2. Business and Properties
Overview
Chevron Merger
On July 20, 2020, Noble Energy, Inc. (“Noble”) entered into a definitive merger agreement (the “Chevron Merger Agreement”) with Chevron Corporation. On October 5, 2020, Chevron Corporation completed the acquisition of Noble, the indirect general partner and majority unitholder of the Partnership, through the merger of Chelsea Merger Sub Inc., a direct, wholly owned subsidiary of Chevron Corporation, with and into Noble, with Noble surviving and continuing as a direct, wholly owned subsidiary of Chevron Corporation (the “Chevron Merger”). As a result, Chevron Corporation (i) indirectly, wholly owns our general partner, Noble Midstream GP LLC (our “General Partner”), and (ii) indirectly holds approximately 62.6% of our limited partner common units (“Common Units”). Throughout this filing and depending upon the context, we make references to Chevron1 as Chevron indirectly, wholly owns our General Partner and make references to Noble as our historical agreements with Noble remain intact subsequent to the Chevron Merger.
Non-Binding Proposal from Chevron
On February 4, 2021, the board of directors of General Partner received a non-binding proposal from Chevron Corporation, pursuant to which Chevron would acquire all common units of the Partnership that Chevron and its affiliates do not already own in exchange for a to-be-determined fixed exchange ratio, based on a value of $12.47 per common unit. If approved, the transaction would be effected through a merger of the Partnership with a subsidiary of Chevron.
The transaction, as proposed, is subject to a number of contingencies, including the approval of the conflicts committee, the approval by holders of a majority of the outstanding common units of the Partnership and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive documentation will be executed or that any transaction will materialize.
Our Operations
We are a growth-oriented Delaware master limited partnership formed in December 2014 to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. We currently provide crude oil, natural gas, and water-related midstream services through long-term, fixed-fee contracts, as well as purchase crude oil from producers and sell crude oil to customers at various delivery points. Our current areas of operation are in the Denver-Julesburg Basin in Colorado (“DJ Basin”) and the Southern Delaware Basin position of the Permian Basin (“Delaware Basin”) in Texas.

1 As used in this report, the term “Chevron” may refer to Chevron Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole, but unless stated otherwise, they do not include “affiliates” of Chevron. All of these terms are used for convenience only and are not intended as a precise description of any of the separate companies, each of which manages its own affairs.

The map below illustrates our areas of operation:

DJ Basin
Delaware Basin
DJ Basin Dedicated Acreage
Platteville
Saddlehorn Pipeline
White Cliffs Pipeline
COLORADO
Cushing
Delaware Basin Dedicated Acreage
EPIC Crude
Wink
Advantage Pipeline
EPICY-Grade Pipeline
Crane
Delaware Crossing
TEXAS
Corpus Christi
Affiliate Acreage Dedications
Third-Party Acreage Dedications
Central Gathering Facilities

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
Our Relationship with Noble
One of our principal strengths is our relationship with Noble. Given Noble’s significant ownership interest in us and its intent to use us as its primary domestic midstream service provider in areas that have not previously been dedicated to other ventures, we believe that Noble will be incentivized to promote and support the successful execution of our business strategies; however, we can provide no assurances that we will benefit from this relationship. While our relationship with Noble is a significant strength, it is also a source of potential risks and conflicts as it accounts for a substantial portion of our revenues, and the loss of Noble as a customer would have a material adverse effect on us. See Item 1A. Risk Factors. If Noble changes its business strategy, alters its current drilling and development plan on our dedicated acreage, or otherwise significantly reduces the volumes of crude oil, natural gas, produced water or fresh water with respect to which we perform midstream services, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.

Organizational Structure
The following diagram depicts our organizational structure as of December 31, 2020.

Chevron Corporation
NYSE: CVX (1)
100%
Noble Energy, Inc.
100% Non-Economic General Partner Interest
Noble Midstream GP LLC
(General Partner)
62.6% Limited Partner Interest
Noble Midstream
Partners LP
NASDAQ: NBLX
37.4% Limited Partner Interest
Public Unitholders (LP)
100%
Noble Midstream
Services LLC
100%
Noble Midstream Marketing LLC
3.33%
White Cliffs Pipeline LLC (2)
DJ Basin
Permian Basin
5%
Gunnison
River
95%
100%
Green
River
100%
San Juan
River
100%
Colorado
River
100%
Laramie
River
54.4%
Black
Diamond
20%
Saddlehorn
Pipeline (2)
100%
Noble
Midstream
Holdings
100%
Blanco
River
100%
Trinity
River
50%
Advantage (2)
100%
Dos Rios
50%
Delaware
Crossing (2)
30%
EPIC
Crude (2)
15%
EPIC
Y-Grade (2)
15%
EPIC
Propane (2)

(1)Effective with the completion of the acquisition of Noble by Chevron Corporation, Chevron Corporation indirectly owns our General Partner and Noble.
(2)We have an unconsolidated ownership interest in the entity. See Item 8. Financial Statements and Supplementary Information - Note 2. Summary of Significant Accounting Policies and Basis of Presentation and Item 8. Financial Statements and Supplementary Information – Note 6. Investments.

The following table provides a summary of our development areas within each basin, along with our dedicated services and customers as of December 31, 2020.

Company	Areas Served	NBLX Dedicated Service	Customers
Colorado River LLC	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	Noble
San Juan River LLC	East Pony IDP (DJ Basin)	Water Services	Noble
Green River DevCo LLC	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	Noble
Laramie River LLC	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	Noble and Unaffiliated Third Party
	Black Diamond Dedication Area (DJ Basin)	Crude Oil Gathering Crude Oil Sales Natural Gas Gathering Crude Oil Transmission	Noble and Unaffiliated Third Parties
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (1)	Crude Oil Gathering Water Services	Noble
Blanco River LLC	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	Noble and Unaffiliated Third Parties
Trinity River DevCo LLC	Delaware Basin	Natural Gas Compression Crude Oil Transmission	Noble and Unaffiliated Third Parties (2)
Dos Rios DevCo LLC	Delaware Basin	Crude Oil Transmission Y-Grade Transmission Fractionation	Noble and Unaffiliated Third Parties (2)
Noble Midstream Holdings LLC	East Pony IDP (DJ Basin)	Natural Gas Gathering Natural Gas Processing	Noble and Unaffiliated Third Parties
	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Water Services	Noble and Unaffiliated Third Parties
(1)While we currently have no midstream infrastructure assets in the Bronco IDP, we have dedications for Noble’s future production from this area.
(2)The unaffiliated third-party customers are served through our investments in midstream entities in which we exert significant influence.
2020 Developments
Commodity Prices and COVID-19
The impacts on our business of both the significant decline in commodity prices and the COVID-19 pandemic are unprecedented. During 2020, we continued to focus on providing midstream solutions for our customer base and maintaining safe and reliable operations. Against this backdrop, we continued to expand our strategic relationships and investments in the long-haul pipeline business, as discussed further below. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview for further discussion on the impact of the decline in commodity prices and COVID-19 on our results of operations, liquidity and cash flows.
Investment Activity
In February 2020, our affiliate, Black Diamond Gathering LLC (“Black Diamond”) exercised and closed an option to acquire a 20% ownership interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”) for $160 million, $87 million net to the Partnership with Greenfield Midstream, LLC (“Greenfield Member”) contributing the remaining $73 million for its portion. Black Diamond purchased a 10% interest from each of Magellan Midstream Partners, L.P. (“Magellan”) and Plains All American Pipeline, L.P. (“Plains”). Magellan continues to serve as operator of the Saddlehorn Pipeline, which is 30% owned by each of Magellan and Plains and 20% owned by each of Black Diamond and Western Midstream Partners, LP.
Additionally, in 2020, we continued to contribute to our 50% interest in Delaware Crossing LLC (“Delaware Crossing”), 30% interest in EPIC Crude Holdings, LP (“EPIC Crude”), 15% interest in EPIC Y-Grade, LP (“EPIC Y-Grade”), and 15% interest in EPIC Propane Pipeline Holdings, LP (“EPIC Propane”).

Operations
Reportable Segments
We manage our operations by the nature of the services we offer. Our reportable segments comprise the structure used to make key operating decisions and assess performance. We are organized into the following reportable segments: Gathering Systems (primarily includes crude oil gathering, natural gas gathering and processing, produced water gathering and crude oil sales), Fresh Water Delivery, Investments in Midstream Entities and Corporate. We often refer to services of our Gathering Systems and Fresh Water Delivery segments collectively as our midstream services. The Investments in Midstream Entities segment includes our investments in Advantage Pipeline Holdings, L.L.C. (“Advantage”), Delaware Crossing, EPIC Crude, EPIC Y-Grade, EPIC Propane, Saddlehorn and White Cliffs Pipeline L.L.C. (“White Cliffs”). The Corporate segment includes all general Partnership activity not attributable to our operating subsidiaries. See Item 8. Financial Statements and Supplementary Data – Note 10. Segment Information.
Gathering Systems
Crude Oil Gathering
DJ Basin
Our crude oil gathering system in the Wells Ranch IDP area consists of shared crude oil and produced water gathering pipelines as well as the Wells Ranch CGF that has total crude oil throughput capacity of 50 MBbl/d and storage capacity of 96,000 Bbls. At the Wells Ranch CGF we are able to recover gas vapors from crude oil and deliver this natural gas for delivery to downstream third parties. In January 2021, we began to provide crude oil transmission services from the Wells Ranch IDP area to Platteville, Colorado, through our recent capacity arrangement on the Wattenberg Oil Trunkline (“WOT”). This new arrangement will provide for long-haul transportation out of the DJ Basin.
In the East Pony IDP area, we gather crude oil meeting pipeline specifications and deliver it directly into the northern extension of WOT and the Northeast Colorado Lateral of the Pony Express Pipeline. Our gathering system in the East Pony IDP area has total crude oil throughput capacity of 85 MBbl/d. Crude oil gathering of production from the East Pony IDP area is subject to FERC jurisdiction. See Items 1. and 2. Business and Properties - Regulations.
To service the Mustang IDP area, we gather crude oil meeting pipeline specifications and deliver it into the Black Diamond Milton Terminal. Our gathering system in the Mustang IDP area has total crude oil throughput capacity of 60 MBbl/d.
To service the Greeley Crescent IDP area, we gather crude oil meeting pipeline specifications for an unaffiliated third party. We can deliver the gathered crude oil to the Grand Mesa Pipeline and to the White Cliffs pipeline system (the “White Cliffs Pipeline”) via the Black Diamond Lucerne and Milton terminals. Our gathering system in the Greeley Crescent IDP area has total crude oil throughput capacity of 60 MBbl/d.
To service the Black Diamond dedication area, we gather crude oil meeting pipeline specifications and deliver it to various delivery points. The gathering system in the Black Diamond dedication area has total crude oil throughput capacity of approximately 330 MBbl/d. The Black Diamond system provides access to long-haul crude oil outlets including Grand Mesa Pipeline, Saddlehorn Pipeline, White Cliffs Pipeline and Pony Express Pipeline.
Delaware Basin
Our crude oil gathering systems in the Delaware Basin consist of pipelines that gather off-spec crude oil from well pad facilities, which is delivered to various CGFs. We have five operational CGFs in the Delaware Basin that have total crude oil throughput capacity of 96MBbl/d. The CGFs stabilize the crude oil to meet pipeline specifications and deliver to downstream pipelines leaving the Delaware Basin.
Additionally, we have a crude oil gathering system that has total crude oil throughput capacity of 12 MBbl/d. The system services production from certain acreage in the Delaware Basin. This crude oil gathering system gathers crude oil meeting pipeline specifications from well pad facilities and terminates at various third-party pipeline connection points.
The table below sets forth our crude oil gathering throughput for the dates indicated.

	Year Ended December 31,
Average Daily Throughput (Bbl/d)	2020	2019
DJ Basin	174,644	182,121
Delaware Basin	54,347	49,842

Natural Gas Gathering
DJ Basin
Our natural gas infrastructure assets in the Wells Ranch IDP area consist of the Wells Ranch CGF and a natural gas pipeline system that collects natural gas from separator facilities located at or near the wellhead and delivers the natural gas to the Wells Ranch CGF or other delivery points within the Wells Ranch IDP area. The Wells Ranch CGF has total natural gas throughput capacity of 175 MMcf/d. We deliver the natural gas for further processing by third parties. Our Wells Ranch CGF also provides condensate separation and flash gas recovery. Condensate recovered from the natural gas that is gathered to the Wells Ranch CGF is stored on location and gas that is flashed from the crude oil is recovered, compressed and redelivered to downstream third parties with the gathered natural gas volumes.
Our natural gas infrastructure in the Mustang IDP area consists of a natural gas pipeline system that has total throughput capacity of 250 MMcf/d. The system collects natural gas from separator facilities located at or near the wellhead and delivers the natural gas to delivery points within the Mustang IDP area. The natural gas is then processed by third parties.
Our natural gas infrastructure in the East Pony IDP area consists of a natural gas pipeline system that collects natural gas from the wellhead and delivers it to our Lilli and Keota gas processing plants or other third-party processing facilities. For further discussion of the Lili and Keota gas processing plants, see the Natural Gas Processing discussion below.
Delaware Basin
Our natural gas infrastructure assets in the Delaware Basin consist of five CGFs as well as a natural gas pipeline system servicing production from the Delaware Basin. This natural gas gathering system collects natural gas from the wellhead from a high pressure separator and sends it to various CGFs. The CGFs dehydrate the natural gas, compress it, and send it downstream for processing. Our CGFs have total natural gas throughput capacity of 184 MMcf/d.
Additionally, we have a natural gas pipeline system with a total natural gas throughput capacity of 23 MMcf/d that services production from certain acreage in the Delaware Basin. The system collects natural gas from the wellhead and terminates at various third-party pipeline connection points.
The table below sets forth our natural gas gathering throughput for the dates indicated.

	Year Ended December 31,
Average Daily Throughput (MMBtu/d) (1)	2020	2019
DJ Basin	503,794	476,605
Delaware Basin	166,032	155,155
(1)The natural gas throughput capacity information discussed above is in cubic feet. To convert cubic feet to British thermal units, multiply cubic feet by 1.3.
Natural Gas Processing
All of our natural gas processing infrastructure resides in the East Pony IDP area of the DJ Basin. Our infrastructure includes the Lilli and Keota gas processing plants connected to our gas gathering pipelines. The Lilli natural gas processing plant has an 18 MMcf/d capacity with a cryo unit and gas fired compression. The Keota natural gas processing plant has a 30 MMcf/d capacity, expandable to 45 MMcf/d, with a cryo unit, truck load-out for drip condensate and electricity-driven compression. The processing plants compress the natural gas, remove contaminants and separate the natural gas into individual natural gas liquids (“NGL”) components. The natural gas and NGL components are then transferred to third-party pipelines.
The table below sets forth our natural gas processing throughput for the dates indicated.

	Year Ended December 31,
Average Daily Throughput (MMBtu/d) (1)	2020	2019
DJ Basin	41,511	50,039
(1)The natural gas processing capacity information discussed above is in cubic feet. To convert cubic feet to British thermal units, multiply cubic feet by 1.3.
Produced Water Gathering
DJ Basin
Our produced water gathering system in the Wells Ranch IDP area gathers and processes liquids produced from operations and consists of a combination of separation and storage facilities, permanent pipelines, as well as pumps to transport produced water to disposal facilities. We operate a gathering pipeline system (which is a shared crude oil and produced water gathering pipeline) servicing the Wells Ranch IDP area. At the Wells Ranch CGF, the incoming crude oil and produced water liquid stream is separated, stored, and treated before the produced water is delivered to a third-party pipeline for disposal. The Wells Ranch CGF has total produced water throughput capacity of 30 MBbl/d.
Our produced water gathering system in the Mustang IDP area gathers liquids produced from operations and consists of a combination of pumps and permanent pipelines to transport produced water to third-party disposal facilities. Our gathering system in the Mustang IDP area has total produced water throughput capacity of 30 MBbl/d.
Our produced water gathering system in the Greeley Crescent IDP area gathers liquids produced from operations and consists of a combination of pumps and permanent pipelines to transport produced water to third-party disposal facilities. Our gathering system in the Greeley Crescent IDP area has total produced water throughput capacity of 20 MBbl/d.
Delaware Basin
Our produced water gathering system in the Delaware Basin gathers and processes liquids produced from operations and consists of stabilization facilities and permanent pipelines, as well as pumps to transport produced water to third-party disposal facilities. At our CGFs, the incoming produced water is skimmed and pumped downstream to disposal wells. Our CGFs have total throughput capacity of 240 MBbl/d.
Additionally, we have a produced water gathering system servicing production from certain acreage in the Delaware Basin. This system has total throughput capacity of 20 MBbl/d and transports produced water to third-party disposal locations.
We enter into and manage contracts with third-party providers for certain produced water services that we do not perform ourselves.
The table below sets forth our produced water gathering throughput for the dates indicated.

	Year Ended December 31,
Average Daily Throughput (Bbl/d)	2020	2019
DJ Basin	35,190	39,629
Delaware Basin	138,449	148,886
Fresh Water Delivery
Our fresh water services are in the DJ Basin and include distribution and storage services that are integral to our customers’ drilling and completion operations. Our fresh water systems includes a fresh water distribution system comprised of buried pipelines in the East Pony IDP, Wells Ranch IDP, Mustang IDP, and Greeley Crescent IDP areas. In addition, our fresh water systems include fresh water storage facilities in the Wells Ranch IDP, East Pony IDP, and Mustang IDP areas, as well as temporary pipelines and pumping stations to transport fresh water throughout the pipeline networks. These systems are designed to deliver water on demand to hydraulic fracturing operations and reduce the costs of transporting water long distances by reducing or eliminating most trucking costs. The fresh water systems provide storage capacity that segregate raw fresh water from produced water that has been treated.
We do not own or hold title to the water nor do we own or operate fresh water sources, but instead our services are focused on the storage and distribution of the fresh water delivered to us by our customers.
The table below sets forth our fresh water delivery services throughput for the dates indicated.

	Year Ended December 31,
Average Daily Throughput (Bbl/d)	2020	2019
DJ Basin	91,886	164,524
Investments in Midstream Entities
Our Investments in Midstream Entities reportable segment includes our investments in White Cliffs, Advantage, Delaware Crossing, EPIC Crude, EPIC Y-Grade, EPIC Propane and Saddlehorn.
White Cliffs
We own a 3% interest in White Cliffs (the “White Cliffs Interest”). The White Cliffs Pipeline consists of two 527-mile pipelines, one for crude oil transport and one that is currently being converted to NGL service, that extend from the DJ Basin to Cushing, Oklahoma, with a capacity of approximately 215,000 Bbl/d.

Advantage
We own a 50% interest in Advantage. We serve as the operator of the Advantage system, which includes a 70-mile crude oil pipeline in the Southern Delaware Basin from Reeves County, Texas to Crane County, Texas, with a capacity of 200 MBbl/d and 490,000 barrels of storage capacity.
Delaware Crossing
Delaware Crossing completed construction of a 95-mile pipeline system that originates in Pecos County, Texas, and has additional connections in Reeves County and Winkler County, Texas. The crude oil pipeline system began delivering crude oil into all connection points in second quarter 2020. The project footprint is served by a combination of in-field crude oil gathering lines and a trunkline to a hub in Wink, Texas. The project is underpinned by approximately 210,000 dedicated gross acres and nearly 100 miles of pipeline in Pecos, Reeves, Ward and Winkler Counties, Texas.
EPIC Crude
In second quarter 2020, EPIC Crude commenced operations on an approximately 700-mile pipeline, with a capacity of 600 MBbl/d, from the Delaware Basin to the Gulf Coast.
EPIC Y-Grade
In second quarter 2020, EPIC Y-Grade commenced operations on its approximately 700-mile pipeline linking NGL reserves in the Permian Basin and Eagle Ford Shale to Gulf Coast refiners, petrochemical companies, and export markets. The pipeline has a throughput capacity of approximately 440 MBbl/d with multiple origin points.
EPIC Propane
EPIC Propane is constructing a propane pipeline that will run from the EPIC Y-Grade Logistics, LP fractionator complex in Robstown, Texas to the Phillips 66 petrochemical facility in Sweeney, Texas, with additional connectivity to the Markham underground storage caverns.
Saddlehorn
We own a 20% interest in Saddlehorn. Prior to its expansion, the Saddlehorn Pipeline was capable of transporting approximately 190 MBbl/d of crude oil and condensate from the DJ Basin and the Powder River Basin to storage facilities in Cushing, Oklahoma owned by Magellan and Plains. During first quarter 2021, the pipeline expanded by 100 MBbl/d, to a new total capacity of 290 MBbl/d.
Corporate
Our Corporate segment includes all general Partnership activity and expenses not attributable to our operating subsidiaries. This primarily includes expenses related to debt, such as interest and other debt-related costs, legal and financial advisory expenses, and general and administrative expenses, including the annual general and administrative fee we pay to Noble for certain administrative and operational support services provided to us.
Regulations
The midstream services we provide are subject to regulations that may affect certain aspects of our business and the market for our services.
Colorado Oil and Gas Regulation
For some time, initiatives have been underway in the State of Colorado to limit or ban crude oil and natural gas exploration, development or operations. For more information, see Item 1A. Risk Factors, particularly our risk factor entitled “Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil and natural gas production by our customers, which could reduce the throughput on our gathering and other midstream systems, which could adversely impact our revenues.”
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
For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations. PHMSA is working on two additional rules related to gas pipeline safety that are expected to modify pipeline repair criteria and extend regulatory safety requirements to certain gathering lines in rural areas. Additionally, as part of the Consolidated Appropriations Act of 2021, Congress reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. The adoption of these or other regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
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
Natural Gas Gathering Pipeline Regulation
Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We believe that our natural gas gathering facilities meet the traditional tests the FERC has used to establish a pipeline’s status as a gathering pipeline and thus, should not be subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of frequent litigation and varying interpretations and the FERC determines whether facilities are gathering facilities on a case by case basis, so the classification and regulation of our gathering facilities may be subject to change.
The Energy Policy Act of 2005 (“EPAct 2005”) amended the NGA to add an anti-market manipulation provision. Pursuant to the FERC’s rules promulgated under EPAct 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to FERC jurisdiction: (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 provided the FERC with substantial enforcement authority, including the power to assess civil penalties of up to $1,307,164 per day per violation, to order disgorgement of profits and to recommend criminal penalties. Failure to comply with the NGA, EPAct 2005 and the other federal laws and regulations governing our business can result in the imposition of administrative, civil and criminal penalties.

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
Crude Oil Pipeline Regulation
Pipelines that transport crude oil in interstate commerce are subject to regulation by the FERC pursuant to the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and related rules and orders. The ICA requires, among other things, that tariff rates for common carrier crude oil pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. The ICA permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint. The rates charged for crude oil pipeline services are generally increased annually based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the Producer Price Index, or PPI. A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s operating costs. On December 17, 2020, in Docket No. RP20-14-000, the FERC issued an order establishing a new index level of PPI plus 0.78% for the five-year period commencing July 1, 2021. This order is subject to rehearing and several rehearing requests were filed.
Currently, we operate multiple pipeline gathering systems that transport crude oil in interstate commerce. We have been granted a temporary waiver of the tariff and reporting requirements for these crude oil gathering systems. Currently, therefore, the FERC’s regulation of these crude oil gathering systems is limited to requiring us to maintain our books and records consistent with the FERC’s record keeping requirements. The classification and regulation of these crude oil gathering pipelines are subject to change based on changed circumstances on the pipeline or on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located. If it is determined that some or all of our crude oil gathering pipeline systems are subject to the FERC’s jurisdiction under the ICA, and are not otherwise exempt from any applicable regulatory requirements, such systems could be subject to cost-of-service rates and common carrier requirements that could adversely affect the results of our operations on and revenues associated with those systems.
In addition, we own interests in other crude oil gathering pipelines that do not provide interstate services and are not subject to regulation by the FERC. These pipelines regulated by the Railroad Commission of Texas (the “RRC”) and have common-carrier pipeline tariffs on file with the RRC. However, the distinction between FERC-regulated interstate pipeline transportation, on the one hand, and intrastate pipeline transportation, on the other hand, is a fact-based determination. The classification and regulation of these crude oil gathering pipelines are subject to change based on future determinations by the FERC, federal courts, Congress or by regulatory commissions, courts or legislatures in the states in which our crude oil gathering pipelines are located.
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
•restricting the manner in which we are permitted to handle or dispose of our materials or wastes;
•limiting or prohibiting construction, expansion, modification and operational activities based on National Ambient Air Quality Standards (“NAAQS”) and in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered species;
•requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations;
•enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with permits issued pursuant to such environmental laws and regulations;
•requiring noise, lighting, visual impact, odor or dust mitigation, setbacks, landscaping, fencing and other measures; and
•limiting or restricting water use.
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
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that greenhouse gas (“GHG”) emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of emissions from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the U.S. Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, on January 20, 2021, an executive order was signed calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, in December 2019, the EPA reclassified the Denver area to Serious nonattainment for ozone. As a result, the State of Colorado was obligated to revise its State Implementation Plan (SIP) in order to attain the ozone standard, including the adoption of new categories of controls on emissions sources and applying a lower threshold for permitting large sources. Under the revised SIP, a source that emits or has the potential to emit 50 tons per year or more of nitrogen oxides or 50 tons per year or more of volatile organic compounds is a major stationary source and is therefore subject to the more onerous Title V operating permit program. Certain of our Colorado facilities were impacted by the lower threshold and became subject to the Title V permit applicability. The impacts of any additional or more complex initiatives cannot be predicted, and one or more of them may negatively impact the supply or demand for oil and gas products and, therefore, our services, or could result in new regulatory requirements that affect our operations or our cost of doing business.
At the international level, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. Although the United States had previously withdrawn from the Paris Agreement, an executive order was signed on January 20, 2021 recommitting the United States to the agreement. The impacts of this order, and any legislation or regulation that may be adopted as a result, are unclear at this time.

However, new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices, and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could result in decreased demand for our midstream services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
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
We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.
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
Water
The Federal Water Pollution Control Act of 1972, also referred to as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. Provisions of the CWA require authorization from the U.S. Army Corps of Engineers (the “Corps”) prior to the placement of dredge or fill material into jurisdictional waters. On June 29, 2015, the EPA and the Corps published the final rule defining the scope of the EPA’s and Corps’ jurisdiction, known as the “Clean Water Rule.” Following the change in U.S. presidential administrations, there have been several attempts to modify or eliminate this rule. In September 2019, the EPA and Corps rescinded the 2015 Clean Water Rule and, in January 2020, published a revised definition. Legal challenges have occurred for each of these rulemakings, and it is possible that the new presidential administration could propose a broader interpretation of the CWA’s jurisdiction. As a result, the scope of jurisdiction under the CWA is uncertain at this time. To the extent a rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Separately, in April 2020, the federal district court for the District of Montana determined that the Corps Clean Water Act Section 404 Nationwide Permit 12 (“NWP 12”) failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited pending appeal and NWP 12 authorizations remain available for certain oil and gas pipeline projects, we cannot predict the ultimate outcome of this case and its impacts to the Nationwide Permit program. Relatedly, in response to the vacatur, the Corps has reissued the NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, the rule may be subject to further revisions or suspension under the current U.S. Administration. While the full extent and impact of the vacatur is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.
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
Hydraulic Fracturing
We do not conduct hydraulic fracturing operations, but substantially all of Noble’s crude oil and natural gas production on our dedicated acreage is developed from unconventional sources, such as shale, that require hydraulic fracturing as part of the completion process. The majority of our fresh water services business is related to the storage and transportation of water for use in hydraulic fracturing. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand combined with fracturing chemical additives that are pumped into a well at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states and local governments, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent chemical disclosure or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. For example, in Colorado, state ballot and other regulatory initiatives have been proposed from time to time to impose additional restrictions or bans on hydraulic fracturing or other facets of crude oil and natural gas exploration, production or related activities. Any new limitations or prohibitions on oil and gas exploration and production activities could result in decreased demand for our midstream services and have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity. At the federal level, however, several agencies have asserted jurisdiction over certain aspects of the hydraulic fracturing process. For example, the EPA has moved forward with various regulatory actions, including the issuance of regulations requiring green completions for hydraulically fractured wells, and emission requirements for certain midstream equipment. Also, in June 2016, the EPA finalized rules that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Separately, on January 20, 2021, the Department of the Interior has temporarily suspended the issuance of new authorizations for oil and gas developments on federal lands, although the order does not apply to existing operations under valid leases. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.

Protected Species
Laws to protect certain species restrict activities that may affect those species or their habitats. Such protections, and the designation of previously undesignated species under such laws, may affect our and Noble's operations by imposing additional costs, approvals and accompanying delays.
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
We hold various rights and interests to receive, deliver and handle water in connection with Noble’s production operations, or, collectively, Water Interests, that also were obtained by Noble or its predecessor in interest and transferred to us. Pursuant to these Water Interests, Noble retains title to the water. We are not aware of any challenges to any Water Interests or to the use of any water or water rights related to Water Interests. With respect to our third-party customers, we will not take title to the water that we handle and will only have the right to receive, deliver and handle such water.
Under our omnibus agreement, we were entitled to indemnification from Noble for failure of certain real estate interests, Real Estate Agreements or Water Interests necessary to own and operate our assets in substantially the same manner that they were owned and operated prior to the closing of the initial public offering (“IPO”). Noble’s obligation was limited to losses communicated to Noble prior to the third anniversary of the closing of the IPO and was subject to a $500,000 aggregate deductible before we were entitled to indemnification.
Seasonality
Demand for crude oil and natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain crude oil and natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. With respect to our completed midstream systems, we do not expect seasonal conditions to have a material impact on our throughput volumes. Severe or prolonged winters may, however, impact our ability to complete additional well connections or construction projects, which may impact the rate of our growth. In addition, severe weather may also impact or slow the ability of our customers to execute their drilling and development plans and increase operating expenses associated with repairs or anti-freezing operations.
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
However, in the Delaware Basin, Noble is currently using third-party service providers for certain midstream services, and Noble will continue using the third-party service providers until the expiration or termination of certain pre-existing dedications to those third-party service providers. After the expiration of such dedications, we will not compete for Noble’s business in the Delaware Basin; however, we will face competition in providing services on the acreage that is subject to our ROFR rights as Noble is only required to dedicate such acreage to us if we are able to offer services to Noble on the same or better terms as the applicable third-party service provider.
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

Human Capital Resources
The officers of our General Partner manage our operations and activities. All of the employees required to conduct and support our operations, including our Named Executive Officers, are employed by Chevron and are subject to the operational services and secondment agreement and omnibus agreement. As of December 31, 2020, Chevron employed approximately 225 people who provide direct support to our operations pursuant to the operational services and secondment agreement and omnibus agreement. See Item 10. Directors, Executive Officers and Corporate Governance and Item 11. Executive Compensation for further discussion of our Named Executive Officers.
Office
The principal office of our Partnership is located at 1001 Noble Energy Way, Houston, Texas 77070.
Insurance
Our business is subject to all of the inherent and unplanned operating risks normally associated with the gathering and treating of water, crude oil and natural gas and the distribution and storage of water. Such risks include weather, fire, explosion, pipeline disruptions and mishandling of fluids, any of which could result in damage to, or destruction of, gathering and storage facilities and other property, environmental pollution, injury to persons or loss of life. As protection against financial loss resulting from many, but not all of these operating hazards, pursuant to the terms of the omnibus agreement, we have insurance coverage, including certain physical damage, business interruption, employer’s liability, third-party liability and worker’s compensation insurance. Our General Partner believes this insurance is appropriate and consistent with industry practice. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. Prior to the Chevron Merger, our insurance coverage was purchased through a captive insurance company. Subsequent to the Chevron Merger, we have purchased standalone insurance coverage, which includes policies from both commercial market insurance companies and captive insurance companies. We will continue to evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance program.
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

Item 1A.    Risk Factors
Risk Factor Summary
Before you invest in our Common Units, you should carefully consider the risk factors referenced below and as more fully described in this section. If any of the risks referenced below and discussed under this section were to occur, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected.
Risks Related to Our Business
•Following the closing of the Chevron Merger, Chevron Corporation indirectly owns our General Partner. Chevron’s ownership of our General Partner may result in conflicts of interest.
•We derive a substantial portion of our revenue from Noble. If Noble changes its business strategy, alters its current drilling and development plan on our dedicated acreage, or otherwise significantly reduces the volumes of crude oil, natural gas, produced water or fresh water with respect to which we perform midstream services, our revenue would decline and our business, financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.
•In the event any customer, including Noble, elects to sell acreage that is dedicated to us to a third party, the third party’s financial condition could be materially worse than the customer with whom we have contracted, and thus we could be subject to the nonpayment or nonperformance by the third party.
•We may not generate sufficient distributable cash flow to enable us to make quarterly distributions to our unitholders at our current distribution rate.
•Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon throughput volumes on our midstream systems, which depends on our customers’ levels of development and completion activity on our dedicated acreage.
•Our midstream assets are currently primarily located in the DJ Basin in Colorado and the Delaware Basin in Texas, making us vulnerable to risks associated with operating in a limited geographic area.
•While we have been granted a right of first refusal to provide midstream services and purchase assets on certain acreage that Noble currently owns and on certain acreage that Noble acquires onshore in the U.S., portions of this acreage may be subject to preexisting dedications that may require Noble to use third parties for midstream services or we may not be able to economically accept such an offer from Noble.
•We may be unable to grow by acquiring midstream assets retained, acquired or developed by Noble and we may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, all of which could limit our ability to increase our distributable cash flow.
•We may not be able to attract dedications of additional third-party volumes, in part because our industry is highly competitive, which could limit our ability to grow and increase our dependence on Noble. Further, increased competition from other companies that provide midstream services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.
•To grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.
•The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow and not solely on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
•Our business, including the rates of our regulated assets, our pipelines and our environmental and safety practices, are subject to regulation by multiple governmental agencies, which any such regulation could adversely impact our business, results of operations and financial condition.
•Our investments in joint ventures involve numerous risks that may affect the ability of such joint ventures to make distributions to us.
•Our exposure to commodity price risk may change over time and we cannot guarantee the terms of any existing or future agreements for our midstream services with our customers.
•Restrictions in our revolving credit facility and term loan credit facility, as well as debt we incur now or in the future, could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
•Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to make cash distributions and, accordingly, the market price for our Common Units.
•We do not own in fee some of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.

•Terrorist attacks, cyber incidents or cyber-attacks could have a material adverse effect on our business, financial condition or results of operations, and a cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.
•Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19, political unrest and economic recessions occurring around the globe, could have a material adverse impact on our financial position, results of operations and cash flows.
•Our and our customers' operations are subject to a series of risks related to climate change and associated government action that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce the demand for the products and services we provide.
Risks Inherent in an Investment in Us
•There can be no assurances that we will enter into a definitive agreement with Chevron related to Chevron’s proposal to acquire all of our Common Units that it does not already own, or that we will complete any transaction contemplated by such an agreement.
•Our General Partner and its affiliates, including Noble, have conflicts of interest with us and our partnership agreement eliminates their default fiduciary duties to us and our unitholders and replaces them with contractual standards that may allow our General Partner and its affiliates to favor their own interests to our detriment and that of our unitholders, including with respect to business opportunities. Additionally, we have no control over the business decisions and operations of Noble, and Noble is under no obligation to adopt a business strategy that favors us.
•We expect to distribute a substantial portion of our cash available for distribution, which could limit our ability to grow and make acquisitions.
•Our partnership agreement provides limited voting rights to our unitholders, restricts the remedies available to unitholders and restricts the voting rights of certain unitholders owning 20% or more of our Common Units.
•Cost reimbursements and fees due to our General Partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to unitholders. Furthermore, our General Partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.
•Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
•We may issue an unlimited number of additional partnership interests without unitholder approval, which would dilute unitholder interests. Noble may also sell Common Units in the public or private markets, which may adversely impact the trading price of our Common Units.
•Our General Partner has a call right that may require our unitholders to sell their Common Units at an undesirable time or price.
•Unitholders may have to repay distributions that were wrongfully distributed to them, and Common Units held by persons, who our General Partner determines are not “eligible holders” at the time of any requested certification in the future, may be subject to redemption.
•Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders and provides that unitholders irrevocably waive the right to trial by jury in any claim, suit, action or proceeding under either state or federal laws, both of which may limit the legal recourses available to our unitholders.
Tax Risks
•Our tax treatment depends on our status as a partnership for federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the Internal Revenue Service (“IRS”) treating us as a corporation or legislative, judicial or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the partnership.
•Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take.
•Tax-exempt entities and non-U.S. unitholders face unique tax issues from owning our Common Units that may result in adverse tax consequences to them.

Risks Related to Our Business
Following the closing of the Chevron Merger, Chevron Corporation indirectly owns our General Partner. Chevron’s indirect ownership of our General Partner may result in conflicts of interest.
Following the closing of the Chevron Merger, the directors and officers of our General Partner and its affiliates have duties to manage our General Partner in a manner that is beneficial to Chevron, who is the indirect owner of our General Partner. At the same time, our General Partner has duties to manage us in a manner that is beneficial to our unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to Chevron. As a result of these conflicts of interest, our General Partner may favor the interests of Chevron or its owners or affiliates over the interest of our unitholders.
Now that the Chevron Merger has been completed, our future prospects will depend on Chevron’s growth strategy, midstream operational philosophy, and drilling program, including the level of drilling and completion activity by Chevron on acreage dedicated to us. Additional conflicts also may arise in the future associated with future business opportunities that are pursued by Chevron and us.
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
A substantial portion of our commercial agreements are with Noble or its affiliates. Accordingly, because we derive a substantial portion of our revenue from our commercial agreements with Noble, we are subject to the operational and business risks of Noble, the most significant of which include the following:
•a reduction in or slowing of Noble’s drilling and development plan on our dedicated acreage, which would directly and adversely impact demand for our midstream services;
•the volatility of crude oil, natural gas and NGL prices, which could have a negative effect on Noble’s drilling and development plan on our dedicated acreage or Noble’s ability to finance its operations and drilling and completion costs on our dedicated acreage;
•the availability of capital on an economic basis to fund Noble’s exploration and development activities;
•drilling and operating risks, including potential environmental liabilities, associated with Noble’s operations on our dedicated acreage;
•downstream processing and transportation capacity constraints and interruptions, including the failure of Noble to have sufficient contracted processing or transportation capacity; and
•adverse effects of increased or changed governmental and environmental regulation or enforcement of existing regulation.
In addition, we are indirectly subject to the business risks of Noble generally and other factors, including, among others:
•Noble’s financial condition, credit ratings, leverage, market reputation, liquidity and cash flows;
•Noble’s ability to maintain or replace its reserves;
•adverse effects of governmental and environmental regulation on Noble’s upstream operations; and
•losses from pending or future litigation.
Further, we have no control over Noble’s business decisions and operations, and Noble is under no obligation to adopt a business strategy that is favorable to us. Thus, we are subject to the risk of cancellation of planned development, breach of commitments with respect to future dedications; and other non-payment or non-performance by Noble, including with respect to our commercial agreements, which do not contain minimum volume commitments. Noble is currently conducting development drilling activities in both the DJ and Delaware Basins. A decrease in development drilling and completion activities on our dedicated acreage could result in lower throughput on our midstream infrastructure. Furthermore, we cannot predict the extent to which Noble’s businesses would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Noble’s ability to execute its drilling and development plan on our dedicated acreage or to perform under our commercial agreements. Any material non-payment or non-performance by Noble under our commercial agreements would have a significant adverse impact on our business, financial condition, results of operations and cash flows and could therefore materially adversely affect our ability to make cash distributions to our unitholders. Our long-term commercial agreements with Noble carry initial terms for 15 years, and there is no guarantee that we will be able to renew or replace these agreements on equal or better terms, or at all, upon their expiration. Our ability to renew or replace our commercial agreements following their expiration at rates sufficient to maintain our current revenues and cash flows could be adversely affected by activities beyond our control, including the activities of our competitors and Noble.

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
We may not generate sufficient distributable cash flow to enable us to make quarterly distributions at our current distribution rate. For example, in response to the unprecedented impact on our business from the significant decline in commodity prices and the COVID-19 outbreak, on March 25, 2020, the Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit for the first quarter 2020. We maintained the reduced quarterly distribution for the second, third and fourth quarter 2020.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•the volumes of natural gas we gather or process, the volumes of crude oil we gather and sell, the volumes of produced water we collect, clean or dispose of, the volumes of fresh water we distribute and store, and the number of wells that have access to our crude oil treating facilities;
•our ability to construct new midstream assets that result in revenue increases while navigating regulatory, environmental, political, contractual, legal and economic risks;
•market prices of crude oil, natural gas and NGLs and their effect on our customers’ drilling and development plans on our dedicated acreage and the volumes of hydrocarbons that are produced on our dedicated acreage and for which we provide midstream services;
•our customers’ ability to fund their drilling and development plans on our dedicated acreage;
•the rate at which our customers develop acreage that is dedicated to us or whether our customers will decide to develop areas not dedicated to us;
•downstream processing and transportation capacity constraints and interruptions, including the failure of our customers to have sufficient contracted processing or transportation capacity or failure of our gathered volumes to meet quality requirements of such processing and transportation;
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

•the cost of acquisitions, if any;
•the fees and expenses of our General Partner and its affiliates (including Noble) that we are required to reimburse;
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
We have no control over Noble’s or other producers’ levels of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Noble or other producers or their exploration and development decisions, which may be affected by, among other things:
•the availability and cost of capital;
•global or national health pandemics, endemics or concerns, such as the recent COVID-19 outbreak, which has reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;
•limited production cuts and freezes implemented by OPEC members and other large oil producers such as Russia;
•increased volatility of prevailing and projected crude oil, natural gas and NGL prices;
•demand for crude oil, natural gas and NGLs, which has been significantly depressed due to the global economic conditions;
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
•environmental or other governmental regulations, including the availability of permits, the regulation of hydraulic fracturing and a governmental determination that multiple facilities are to be treated as a single source for air permitting purposes; and
•the costs of producing crude oil, natural gas and NGLs and the availability and costs of drilling rigs and other equipment.
Producers, including Noble, are also subject to other risks enumerated herein. Due to these and other factors, even if reserves are known to exist in areas served by our midstream assets, producers, including Noble, may choose not to develop those reserves. If producers choose not to develop their reserves, or they choose to slow their development rate, in our areas of operation, utilization of our midstream systems will be below anticipated levels. Our inability to provide increased services resulting from reductions in development activity, coupled with the natural decline in production from our current dedicated acreage, would result in our inability to maintain the then-current levels of utilization of our midstream assets, which could materially adversely affect our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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

While we have been granted a right of first refusal to provide midstream services on certain acreage that Noble currently owns and on certain acreage that Noble acquires onshore in the U.S., portions of this acreage may be subject to preexisting dedications that may require Noble to use third parties for midstream services.
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
We may be unable to make attractive acquisitions or successfully integrate acquired businesses, assets or properties, and any ability to do so may disrupt our business and hinder our ability to grow and an acquisition from Noble or a third party may reduce, rather than increase, our distributable cash flow or may disrupt our business.
We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Any acquisition involves potential risks that may disrupt our business, including the following, among other things:
•mistaken assumptions about volumes or the timing of those volumes, revenues or costs, including synergies;
•an inability to successfully integrate the acquired assets or businesses;
•the assumption of unknown liabilities;
•exposure to potential lawsuits;
•limitations on rights to indemnity from the seller;
•the diversion of management’s and employees’ attention from other business concerns;
•unforeseen difficulties operating in new geographic areas; and
•customer or key employee losses at the acquired businesses.
We may not be able to attract dedications of additional third-party volumes, in part because our industry is highly competitive, which could limit our ability to grow and increase our dependence on Noble. Further, increased competition from other companies that provide midstream services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.
Part of our long-term growth strategy includes continuing to diversify our customer base by identifying additional opportunities to offer services to third parties in our areas of operation. To date and over the near term, a substantial portion of our revenues have been and will continue to be earned from Noble relating to its operated wells on our dedicated acreage. Our ability to increase throughput on our midstream systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. Any lack of available capacity on our systems for third-party volumes will detrimentally affect our ability to compete effectively with third-party systems for crude oil and natural gas from reserves associated with acreage other than our then-current dedicated acreage. In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of crude oil and natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
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
To grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.
In order to grow our business, we will need to make substantial capital expenditures to fund growth capital expenditures, to purchase or construct new midstream systems, or to fulfill our commitments to service acreage committed to us by our customers. If we do not make sufficient or effective capital expenditures, we will be unable to grow our business and, as a result, we may be unable to maintain or raise the level of our future cash distributions over the long term. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional Common Units or other equity securities. Using cash from our operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. For example, the significant volatility in energy commodity prices in recent years combined with environmental, social and governance concerns about the oil and gas industry has led to negative investor sentiment and an adverse impact on the ability of companies in the oil and gas industry to seek financing and access the capital markets on favorable terms or at all. Also, due to our relationship with Noble, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to the financial condition of Noble. Any material limitation on our ability to access capital as a result of such adverse changes to Noble could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes affecting Noble could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, or could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
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
Our crude oil gathering system servicing the East Pony IDP area transports crude oil in interstate commerce. In addition, the Black Diamond crude oil gathering system, Empire Pipeline crude oil gathering system and Green River crude oil gathering system, transport crude oil in interstate commerce.
Pipelines that transport crude oil in interstate commerce are, among other things, subject to rate regulation by the FERC, unless such rate requirements are waived. We have received a waiver of the FERC’s tariff requirements for all of these crude oil gathering systems listed above. These temporary waivers are subject to revocation in certain circumstances. We are required to inform the FERC of any change in circumstances upon which the waivers were granted. Should the circumstances change, the FERC could revoke the waiver, either at the request of other entities or on its own initiative. In the event that the FERC were to determine that these crude oil gathering systems no longer qualified for the waiver, we would likely be required to comply with the tariff and reporting requirements, including filing a tariff with the FERC and providing a cost justification for the applicable transportation rates, and providing service to all potential shippers, without undue discrimination. A revocation of the temporary waivers for these pipelines could adversely affect the results of our revenues.
We may be required to respond to requests for information from government agencies, including compliance audits conducted by the FERC.
The FERC’s ratemaking policies are subject to change and may impact the rates charged and revenues received on our FERC jurisdictional pipelines that have tariffs on file, including White Cliffs Pipeline, EPIC Y-Grade, EPIC Crude and the gathering systems listed above in the event the temporary waivers do not remain in effect, and any other natural gas or liquids pipeline that is determined to be under the jurisdiction of the FERC. The FERC’s establishment of a just and reasonable rate, including the determination of the oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for accumulated deferred income taxes (“ADIT”). The FERC’s oil pipeline index is reviewed every five years. In addition, if any of our waivers are revoked, the FERC's Revised Policy Statement on the Treatment of Income Taxes may result in an adverse impact on our revenues associated with the transportation and storage if we are required to set and charge cost-based rates in the future, including indexed rates.
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
PHMSA is working on two additional rules related to gas pipeline safety that are expected to modify pipeline repair criteria and extend regulatory safety requirements to certain gathering lines in rural areas. Additionally, as part of the Consolidated Appropriations Act of 2021, Congress reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. The adoption of these or other regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
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
Historically, crude oil, natural gas and NGL prices have been volatile and subject to wide fluctuations. For example, the significant decline in crude oil prices during 2020 has largely been attributable to the actions of Saudi Arabia and Russia, which have resulted in a substantial decrease in crude oil and natural gas prices, and the global outbreak of COVID-19, which has reduced demand for crude oil and natural gas because of significantly reduced global and national economic activity. While commodity prices have experienced some increased stability recently, we cannot predict whether or when commodity prices and economic activities will return to normalized levels. Although we intend to maintain fee-based pricing terms on both new contracts and existing contracts for which prices have not yet been set, our efforts to negotiate such terms may not be successful, which could have a materially adverse effect on our business.
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
We are a party to certain long term, fixed fee contracts with terms of various durations. As these contracts expire, we will have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. We may not be able to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with an existing customer or maintain the overall mix of our contract portfolio. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•the level of existing and new competition to provide services to our markets;
•the macroeconomic factors affecting our current and potential customers;
•the balance of supply and demand, on a short-term, seasonal and long-term basis, in our markets;
•the extent to which the customers in our markets are willing to contract on a long-term basis; and
•the effects of federal, state or local regulations on the contracting practices of our customers.
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
Our operations are subject to all of the hazards inherent in the gathering of crude oil, natural gas and produced water and the delivery and storage of fresh water, including:
•damage to, loss of availability of and delays in gaining access to pipelines, centralized gathering facilities, pump stations, related equipment and surrounding properties caused by design, installation, construction materials or operational flaws, natural disasters, acts of terrorism or acts of third parties;
•mechanical or structural failures at our or Noble’s facilities or at third-party facilities on which our customers’ or our operations are dependent, including electrical shortages, power disruptions and power grid failures;
•leaks of crude oil, natural gas, NGLs or produced water or losses of crude oil, natural gas, NGLs or produced water as a result of the malfunction of, or other disruptions associated with, equipment or facilities;
•unexpected business interruptions;
•curtailments of operations due to severe seasonal weather;
•riots, strikes, lockouts or other industrial disturbances;
•fires, ruptures and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:
•injury or loss of life;
•damage to and destruction of property, natural resources and equipment;
•pollution and other environmental damage;
•regulatory investigations and penalties;
•suspension of our operations; and
•repair and remediation costs.
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
Our only interests in the land on which our pipeline and facilities are located are rights granted under surface use agreements, rights-of-way, surface leases or other easement rights, which may limit or restrict our rights or access to or use of the surface estates. Accommodating these competing rights of the surface owners may adversely affect our operations. In addition, we are subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way, surface leases or other easement rights or if such usage rights lapse or terminate. We may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew rights-of-way, surface leases or other easement rights or otherwise, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.
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
A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:
•a cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;
•a cyber attack on downstream pipelines could prevent us from delivering product at the tailgate of our facilities, resulting in a loss of revenues;
•a cyber attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
•a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
•business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our units.
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
Events outside of our control, including a pandemic, epidemic or outbreak of an infectious disease, such as the recent global outbreak of COVID-19, political unrest and economic recessions occurring around the globe, could have a material adverse impact on our financial position, results of operations and cash flows.
The U.S. and other world economies are experiencing recessions due to the global outbreak of COVID-19, which began late in 2019. In March 2020, OPEC and non-OPEC producers failed to agree to production cuts, causing a significant drop in crude oil prices. Subsequently, certain of these producers agreed to long-term production cuts and, most recently, Saudi Arabia announced additional production costs in January 2021. While these production cuts could rebalance the market in the long-term, in the short-term, we do not believe they will be large enough to offset the sharp decrease in demand caused by COVID-19. Additionally, recent acts of protest and civil unrest related to the 2020 presidential election have caused economic and political disruption in the United States. These factors collectively have contributed to unprecedented negative global economic impacts, including a significant drop in hydrocarbon product demand, which may extend into the future.
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
The outbreak of COVID-19 could potentially further impact our workforce. The infection of key personnel, or the infection of a significant amount of our workforce, could have a material adverse impact on our business, financial condition and results of operations. Much of our workforce is working remotely until the risks of COVID-19 are reduced. Additionally, in response to reduced development and activity levels stemming from the commodity price environment, a number of our employees were placed on furlough or part-time work programs. A remote workforce combined with workforce reduction programs could introduce risks to achieving business objectives and/or the ability to maintain our controls and procedures. For example, the technology required for the transition to remote work increases our vulnerability to cybersecurity threats, including threats of unauthorized access to sensitive information or to render data or systems unusable, the impact of which may have material adverse effects on our business and operations. See “A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss” above.
The impacts of COVID-19 and the significant drop in commodity prices has had an unprecedented impact on the global economy and our business. We are unable to predict all potential impacts to our business, the severity of such impacts or duration.
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
In 2019, Colorado adopted SB 181, which makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the COGCC to prioritize public health and environmental concerns in its decisions, instructing the COGCC to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts. In keeping with SB 181, the COGCC in November 2020 adopted revisions to several regulations to increase protections for public health, safety, welfare, wildlife, and environmental resources. Most significantly, these revisions establish more stringent setbacks (2,000 feet, instead of the prior 500-foot) on new oil and gas development and eliminate routine flaring and venting of natural gas at new and existing wells across the state, each subject to only limited exceptions. Some local communities have adopted, or are considering adopting, further restrictions for oil and gas activities, such as requiring greater setbacks.
Nevertheless, at this time, we are not aware of any significant changes to Noble’s or other third-party customers’ development plans. However, if additional regulatory measures are adopted, Noble and other third-party customers in Colorado could experience delays and/or curtailment in the permitting or pursuit of their exploration, development, or production activities.
Any new limitations or prohibitions on oil and gas exploration and production activities could result in decreased demand for our midstream services and have a material adverse effect on our cash flows, results of operations, financial condition, and liquidity. At the federal level, several agencies have asserted jurisdiction over certain aspects of the hydraulic fracturing process and the current U.S. Administration has announced plans to take certain actions to further regulate or constrain hydraulic fracturing operations. Certain environmental groups have also suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process. We cannot predict whether any such legislation will be enacted and if so, what its provisions would be. Additional levels of regulation and permits required through the adoption of new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of crude oil and natural gas that move through our gathering systems and decrease demand for our water services, which in turn could materially adversely impact our revenues.
We, Noble or any third-party customers may incur significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.

As an owner and operator of gathering systems, we are subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment and worker health and safety. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customers’ operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, the imposition of certain restrictions on operations to prevent impacts to protected species, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customers’ operations. Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, or the issuance of injunctions or administrative orders limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations or limit our growth and revenues, which in turn could affect the amount of cash we have available for distribution. We cannot provide any assurance that changes in or additions to public policy regarding the protection of the environment, worker health and safety, and impacts to hydraulic fracturing, permitting, and GHG emissions, will not have a significant impact on our operations and the amount of cash we have available for distribution. It is possible that our operations and those of our customers may be subject to greater environmental, health, and safety restrictions.
Our operations also pose risks of environmental liability due to leakage, migration, releases or spills to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, the trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting the amount of cash we have available for distribution. Such potential regulations, or litigation, could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. See Items 1. and 2. Business and Properties – Regulations.
Our and our customers’ operations are subject to a series of risks related to climate change and associated government action that could result in increased operating costs, limit the areas in which oil and natural gas production may occur, and reduce demand for the products and services we provide.
Climate change-related issues continue to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our operations as well as the operations of our oil and natural gas exploration and production customers are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, various federal agencies, states, and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For more information, see our regulatory disclosure titled Climate Change and Air Quality Standards. Such actions could include limits on emissions and curtailment of the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. For more information, see our regulatory disclosure titled Hydraulic Fracturing. Other actions that could be pursued include more restrictive requirements for the development of pipeline infrastructure or LNG export facilities. Separately, increased attention to climate change risks has increased the possibility of claims brought by public and private entities against oil and gas companies in connection with their GHG emissions. While courts have generally declined to assign direct liability for climate change to large sources of GHG emissions, new claims for damages and increased government scrutiny, especially from state and local governments, will likely continue. Moreover, to the extent societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

At the international level, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. Although the United States had previously withdrawn from the Paris Agreement, an executive order was signed on January 20, 2021 recommitting the United States to the agreement. The impacts of this order, and any legislation or regulation that may be adopted as a result, are unclear at this time. However, new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services and products.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could result in decreased demand for our midstream services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations or our customers’ exploration and production operations, which in turn could affect demand for our services. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design covers the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality. See Items 1. and 2. Business and Properties – Regulations.
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
We depend on the services of a relatively small group of our General Partner’s senior management. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our General Partner’s senior management, including Robin H. Fielder, our Chief Executive Officer, Thomas W. Christensen, our Chief Financial Officer, John S. Reuwer, our Vice President of Business and Corporate Development, and Aaron G. Carlson, our General Counsel and Secretary, could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions.
We do not have any officers or employees and rely on officers of our General Partner and employees of Chevron.
We are managed and operated by the board of directors and executive officers of our General Partner. Our General Partner has no employees and relies on the employees of Chevron to conduct our business and activities.
Chevron conducts businesses and activities of its own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to both our General Partner and Chevron. If our General Partner and the officers and employees of Chevron do not devote sufficient attention to the management and operation of our business and activities, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected.
Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
Our future level of debt could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including building additional gathering pipelines needed for required connections and building additional centralized gathering facilities pursuant to our gathering agreements) or other purposes may be impaired or such financing may not be available on favorable terms;

•our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•our flexibility in responding to changing business and economic conditions may be limited.
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
We have exposure to increases in interest rates. As of December 31, 2020, $710 million and $900 million were outstanding under our revolving credit facility and term loan credit facility, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $16.7 million increase in interest expense for the year ended December 31, 2020. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
Risks Inherent in an Investment in Us
There can be no assurances that we will enter into a definitive agreement with Chevron related to Chevron’s proposal to acquire all of our Common Units that it does not already own, or that we will complete any transaction contemplated by such an agreement.
On February 4, 2021, the board of directors of our General Partner received a non-binding proposal (the “Proposal”) from Chevron Corporation, pursuant to which Chevron would acquire all our Common Units that Chevron and its affiliates do not already own. While the Conflicts Committee has been engaged by our General Partner to evaluate the Proposal and any potential transaction with Chevron related to the Proposal (the “Potential Transaction”), there can be no assurances that we will enter into a definitive agreement with Chevron related to any Potential Transaction. Furthermore, should we enter into a definitive agreement with Chevron, we anticipate that the consummation of any Potential Transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that any Potential Transaction will be completed in a timely manner or at all.
Our General Partner and its affiliates have conflicts of interest with us and our partnership agreement eliminates their default fiduciary duties to us and our unitholders and replaces them with contractual standards that may allow our General Partner and its affiliates to favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of Chevron, and Chevron is under no obligation to adopt a business strategy that favors us.
Chevron indirectly owns an aggregate 62.6% limited partner interest in us. In addition, Chevron, indirectly, owns our General Partner. Although our General Partner has a duty to manage us in a manner that is not adverse to the interests of our partnership, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner. Conflicts of interest may arise between Chevron and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the General Partner may favor its own interests and the interests of its affiliates, including Chevron, over the interests of our common unitholders. These conflicts include, among others, the following situations:
•neither our partnership agreement nor any other agreement requires Chevron to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Chevron to increase or decrease crude oil or natural gas production on our dedicated acreage, pursue and grow particular markets or undertake acquisition opportunities for itself. Chevron’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Chevron;
•Chevron may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;
•our partnership agreement replaces the fiduciary duties that would otherwise be owed by our General Partner with contractual standards governing its duties and limits our General Partner’s liabilities and the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty under applicable Delaware law;
•except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;
•our General Partner will determine the amount and timing of, among other things, cash expenditures, borrowings and repayments of indebtedness, the issuance of additional partnership interests, the creation, increase or reduction in cash reserves in any quarter and asset purchases and sales, each of which can affect the amount of cash that is available for distribution to unitholders;
•our General Partner will determine which costs incurred by it are reimbursable by us;
•our General Partner may cause us to borrow funds in order to permit the payment of cash distributions;
•our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•our General Partner intends to limit its liability regarding our contractual and other obligations;
•our General Partner may exercise its right to call and purchase all of the Common Units not owned by it and its affiliates if it and its affiliates own more than 80% of the Common Units;
•our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates, including our gathering agreements with Noble, the ROFR and ROFO; and
•our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.
Neither our partnership agreement nor our omnibus agreement will prohibit Chevron or any other affiliates of our General Partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our General Partner or any of its affiliates, including Chevron and executive officers and directors of our General Partner. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. Consequently, Chevron and other affiliates of our General Partner may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets (except to the extent the ROFR or ROFO pertain to such assets). As a result, competition from Chevron and other affiliates of our General Partner could materially and adversely impact our results of operations and distributable cash flow. This may create actual and potential conflicts of interest between us and affiliates of our General Partner and result in less than favorable treatment of us and our unitholders.
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

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:
•whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was not adverse to the interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a General Partner so long as it acted in good faith;
•our General Partner and its officers and directors will not be liable for monetary damages or otherwise to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•our General Partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.
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
Unitholders’ voting rights are restricted by a provision of our partnership agreement providing that any person or group that owns 20% or more of any class of our units then outstanding, other than our General Partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our General Partner cannot vote on any matter.
Cost reimbursements and fees due to our General Partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to unitholders.
Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and operational services and secondment agreement, our General Partner determines the amount of these expenses. Under the terms of the omnibus agreement, we will be required to reimburse Chevron for the provision of certain administrative support services to us. Under our operational services and secondment agreement, we will be required to reimburse Chevron for the provision of certain operation services and related management services in support of our operations. Our General Partner and its affiliates also may provide us other services for which we will be charged fees as determined by our General Partner. The costs and expenses for which we will reimburse our General Partner and its affiliates may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our General Partner by its affiliates. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits. Payments to our General Partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.
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

Our General Partner may not be removed unless such removal is both (i) for cause and (ii) approved by a vote of the holders of at least 66 2⁄3% of the outstanding units, including any units owned by our General Partner and its affiliates, voting together as a single class. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our General Partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our General Partner. Chevron indirectly owns 62.6% of our total outstanding Common Units. As a result, our public unitholders do not have limited ability to remove our General Partner.
Furthermore, unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our General Partner cannot vote on any matter.
Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Our General Partner interest or the control of our General Partner may be transferred to a third party without unitholder consent.
Our General Partner may transfer its General Partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Chevron to transfer its membership interest in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the board of directors and officers of our General Partner with its own choices.
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
The issuance by us of additional General Partner interests may have the following effects, among others, if such General Partner interests are issued to a person who is not an affiliate of Chevron:
•management of our business may no longer reside solely with our current General Partner; and
•affiliates of the newly admitted General Partner may compete with us, and neither that General Partner nor such affiliates will have any obligation to present business opportunities to us except with respect to rights of first refusal contained in our omnibus agreement.
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
Chevron may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the Common Units.
Chevron indirectly owns 56,447,616 Common Units. The sale of these units in the public or private markets could have an adverse impact on the price of the Common Units or on any trading market that may develop.
Our General Partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.
Our partnership agreement permits the General Partner to reduce available cash by establishing cash reserves for the proper conduct of our business (including reserves for future capital expenditures and for our anticipated future credit needs) to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to unitholders.
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
Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the IRS were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the Common Units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our Common Units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our Common Units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.
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
Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
If the IRS contests the U.S. federal income tax positions we take, the market for our Common Units may be adversely impacted and our cash available to our unitholders might be substantially reduced.
The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our Common Units and the price at which they trade. In addition, our costs of any contest between us and the IRS will be borne indirectly by our unitholders because the costs will reduce our distributable cash flow.
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
If our unitholders sell Common Units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those Common Units. Because distributions in excess of unitholders’ allocable share of our net taxable income decrease unitholders’ tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the Common Units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such Common Units at a price greater than its tax basis in those Common Units, even if the price received is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its Common Units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.
Furthermore, a substantial portion of the amount realized on any sale of Common Units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of Common Units if the amount realized on a sale of the Common Units is less than the unitholder’s adjusted basis in Common Units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
Unitholders may be subject to limitations on their ability to deduct interest expense we incur.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to certain exemptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act” discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.
If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to their income and gain from owning our Common Units.
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our Common Units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate, and a non-U.S. unitholder who sells or otherwise disposes of a Common Unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that Common Unit.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of the partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our Common Units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker.

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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose Common Units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of Common Units) may be considered to have disposed of those Common Units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those Common Units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose Common Units are the subject of a securities loan may be considered to have disposed of the loaned Common Units, the unitholder may no longer be treated for U.S. federal income tax purposes as a partner with respect to those Common Units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those Common Units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Common Units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their Common Units.
As a result of investing in our Common Units, our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
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
Information regarding legal proceedings is set forth in Item 8. Financial Statements and Supplementary Data – Note 14. Commitments and Contingencies of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Item 4.  Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Units trade under the symbol “NBLX” on the Nasdaq. As of December 31, 2020, our units were held by 3 holders of record. The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of December 31, 2020, Chevron indirectly owns 56,447,616 of our Common Units, which represent a 62.6% limited partner interest in us.
Securities Authorized for Issuance Under Equity Compensation Plans
In 2016, the board of directors of our General Partner adopted the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP”), which permits the issuance of up to 1,860,000 Common Units. See Item 8. Financial Statements and Supplementary Data – Note 11. Unit-Based Compensation for information regarding our equity compensation plan as of December 31, 2020.
The number of Common Units that are available for issuance under our LTIP as of December 31, 2020 included:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	—	—	1,484,907
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	1,484,907
Distributions of Available Cash
General
Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash to unitholders of record on the applicable record date. On January 22, 2021, the Board of our General Partner declared a quarterly cash distribution of $0.1875 per limited partner unit. The distribution will be paid on February 12, 2021, to unitholders of record on February 5, 2021.
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:
•less, the amount of cash reserves established by our General Partner to:
•provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions and for anticipated future credit needs);
•comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation to which we or any of our subsidiaries is a party or by which we or such subsidiary is bound or we or such subsidiary’s assets are subject; or
•provide funds for distributions to our unitholders and to our General Partner for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for distributions pursuant to this bullet point if the effect of such reserves will prevent us from distributing $0.375);
•plus, if our General Partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.
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
Conversion of Subordinated Units
See Item 8. Financial Statements and Supplementary Data – Note 12. Partnership Distributions.

Item 6. Selected Financial Data
Selected Financial Data for periods prior to September 20, 2016 represent the Contributed Businesses of certain of Noble’s midstream assets as the accounting Predecessor to the Partnership, presented on a carve-out basis of Noble’s historical ownership of the Predecessor. The Predecessor financial data has been prepared from the separate records maintained by Noble. Beginning with 2019, our consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NBL Holdings, as the acquisition of NBL Holdings by the Partnership in the Drop-Down and Simplification Transaction represented a transaction between entities under common control. The selected financial data covering the periods prior to the aforementioned transactions may not necessarily be indicative of the actual results of operations had these entities been operated together during those periods.
The information presented below should be read in conjunction with the information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes appearing in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
(in thousands, except as noted)	2020	2019	2018	2017	2016
Statements of Operations
Total Revenues	$764,625	$703,801	$558,735	$289,622	$193,453
Net Income	94,866	245,467	216,719	160,767	96,290
Net Income Attributable to Noble Midstream Partners LP	134,031	159,996	162,734	140,572	28,458

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$1.49	$3.09	$3.96	$4.10	$0.89
Subordinated Units	—	3.86	3.96	4.10	0.89
Cash Distributions Declared per Limited Partner Unit	0.7500	2.6144	2.1913	1.8113	0.4333

Balance Sheet
Cash and Cash Equivalents	$16,332	$12,676	$14,761	$20,090	$57,443
Total Property, Plant and Equipment, Net	1,759,349	1,762,957	1,570,923	821,962	380,310
Investments	904,955	660,778	82,317	80,461	11,151
Intangible Assets, Net	245,510	277,900	310,202	—	—
Goodwill	—	109,734	109,734	—	—
Total Assets	3,037,196	2,926,082	2,192,178	1,038,465	537,430
Long-Term Debt	1,109,652	1,495,679	559,021	85,000	—
Total Liabilities	1,736,845	1,665,221	705,623	251,806	50,368
Mezzanine Equity	119,658	106,005	—	—	—
Total Equity	1,180,693	1,154,856	1,486,555	786,659	487,062

Throughput and Crude Oil Sales Volumes
Crude Oil Sales Volumes (Bbl/d)	16,964	9,354	6,129	—	—
Crude Oil Gathering Volumes (Bbl/d)	228,991	231,963	177,127	69,249	45,236
Natural Gas Gathering Volumes (MMBtu/d)	669,826	631,760	387,804	244,940	180,262
Total Barrels of Oil Equivalent (Boe/d)	314,866	322,312	232,974	100,652	68,347
Natural Gas Processing Volumes (MMBtu/d)	41,511	50,039	61,766	49,531	42,269
Produced Water Gathering Volumes (Bbl/d)	173,639	188,515	121,215	37,365	10,592
Fresh Water Services Volumes (Bbl/d)	91,886	164,524	175,754	155,990	94,227

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report. This section of this Annual Report generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a narrative about our business from the perspective of our management. Our MD&A is presented in the following major sections:
•Executive Overview and Operating Outlook;
•Results of Operations;
•Liquidity and Capital Resources; and
•Critical Accounting Policies and Estimates.
MD&A is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. It contains forward-looking statements and readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under “Disclosure Regarding Forward-Looking Statements” in this Form 10-K.
EXECUTIVE OVERVIEW AND OPERATING OUTLOOK
Impact of COVID-19 and Declining Commodity Prices
Our business was highly impacted by the COVID-19 pandemic and the decline in commodity prices.
COVID-19 Ongoing containment measures and responsive actions to the COVID-19 pandemic continue to contribute to severe declines in general economic activity and energy demand. As a result, the global economy has experienced a slowing of economic growth, disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption and interference with workforce continuity.
The virus continues to impact the global demand for commodities, a trend we expect to continue into 2021. Additionally, the risks associated with COVID-19 have impacted our workforce and the way we meet our business objectives. In response to this, we executed the following actions:
•Remote workforce – Due to concerns over health and safety, much of our workforce continues to work remotely until further notice. Throughout 2020, working remotely did not significantly impact our ability to maintain operations, including use of financial reporting systems, nor did it significantly impact our internal control environment. In addition, certain of our employees and contractors work in remote field locations. We implemented various health and safety protocols including, among others, reduction of certain operational workloads to critical maintenance and personnel, mandating use of certain secure travel options, review of critical medical supplies and procedures and implementation of other safeguards to protect operational personnel. We have not incurred, and in the future do not expect to incur, significant expenses related to business continuity as employees work from home.
•Mobilized a Crisis Management Team (“CMT”) – Our corporate CMT is responsible for ensuring the organization implements our corporate Employee Health and Wellness plan elements pertaining to pandemic response. This plan follows the Centers for Disease Control and Prevention (“CDC”), national, state and local guidance in preparing and responding to COVID-19. The CMT implemented communication protocols should an employee become sick, and we continue to follow CDC guidance, which is subject to change in the future. Throughout 2020, we did not experience significant business or operational interruption due to workforce health or safety concerns pertaining to COVID-19.
The rapid and unprecedented decreases in energy demand have continued to impact certain elements of our distribution channels. For example, the significant decline in energy demand has resulted in downstream market impacts as refineries reduced activity or declared force majeure. Additionally, inventory surpluses have, at times, overwhelmed U.S. storage capacity, leading to a further strain on the supply chain.
Commodity Prices The COVID-19 pandemic has continued to cause unprecedented and prolonged declines in the global demand for crude oil and natural gas. While relaxing of certain containment measures resulted in increased demand and commodity prices in the second half of 2020, demand continues to be significantly lower than levels experienced prior to the COVID-19 pandemic. Additional outbreaks and/or a return of more stringent containment measures or further restrictions could negatively impact commodity prices in the near future. The continuing uncertainty regarding the longevity and severity of the impacts of COVID-19 to the crude oil and natural gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until vaccines or alternative treatments are made widely available across the globe.

Contemporaneously with the COVID-19 pandemic, the crude oil and natural gas industry continues to be impacted by excess supply in the global marketplace. The Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC producers agreed to production cuts beginning in May 2020 that extend through first quarter 2022. While these production cuts have proven unable to sufficiently offset the ongoing decreases in demand caused by COVID-19, production from these producers has fallen to its lowest levels in decades.
These factors caused a number of producers to reduce capital spending levels and shut-in production at certain fields for a portion of 2020. These temporary shut-ins served to lower inventory levels and thereby alleviate some of the crude oil storage constraints experienced in the beginning of second quarter 2020; however, by third quarter 2020, a number of producers brought back online previously shut-in production. Inventory levels, and resulting storage constraints, could be impacted as producers continue bringing production back online with relatively higher commodity prices.
In addition to the U.S. crude oil market, the U.S. domestic natural gas market continues to be oversupplied and has contributed to depressed pricing. We expect that if development activity remains at lower levels in the U.S. leading to reduced crude oil and associated natural gas production, U.S. domestic natural gas prices will adjust as supply and demand levels equalize.
The sustained decline in commodity prices adversely affected shale producers in the U.S., including our customers. In response, certain of our customers reduced their capital investment programs and temporarily shut-in production. Collectively these actions by our customers have resulted in decreased throughput volumes on our gathering systems and significant decreases in fresh water deliveries due to decreases in well completion activity.
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
In this market environment, we are focused on protecting our balance sheet. In response, starting with the first quarter of 2020, the Board of Directors of our General Partner approved a 73% reduction of the quarterly distribution to $0.1875 per unit. We intend to utilize funds from our distribution reduction and maintenance to reduce our debt levels. Our Board of Directors of our General Partner will continue reviewing the quarterly distribution in context of market conditions.
Global Economic Instability COVID-19, coupled with the drop in commodity prices, has contributed to equity market volatility and what experts have now concluded amounted to a recession in first quarter 2020. Estimated ranges of the duration of these impacts to equity markets and the global economy vary widely, especially given the continued impacts of COVID-19 are unknown. Throughout 2020, the U.S. government passed a series of stimulus packages which, collectively, have provided the largest relief packages in U.S. history. These packages include various provisions intended to provide relief to individuals and businesses in the form of tax changes, loans and grants, among others. At this time, we do not believe these stimulus measures will have a material impact on the Partnership; however, we do believe they could aid the economy by providing relief to certain individuals and smaller businesses.
The decline in our unit price and corresponding reduction in our market capitalization were sustained throughout most of 2020, a condition that is consistent across our sector. We do not have any debt covenants or other lending arrangements that depend upon our unit price. Throughout 2020, we remained in compliance with the covenants contained in our revolving credit facility and term loans, which provide that our consolidated leverage ratio as of the end of each fiscal quarter may not exceed 5.00 to 1.0, and our consolidated interest coverage ratio as of the end of each fiscal quarter to be no less than 3.00 to 1.0. The consolidated leverage ratio and consolidated interest coverage ratio are defined in the respective agreements.
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
We performed impairment assessments as of March 31, 2020 and fully impaired our goodwill during first quarter 2020. See Item 1. Financial Statements – Note 2. Summary of Significant Accounting Policies and Basis of Presentation. We performed impairment assessments throughout 2020, including assessments of property, plant and equipment, customer-related intangible assets, and equity method investments and did not identify any impairment indicators based on these procedures.
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
Workforce Adjustments
As previously disclosed, the officers of our General Partner manage our operations and activities. In 2020, Noble engaged in corporate restructuring activities, resulting in reductions in its employee and contractor work forces. Additionally, certain employees were participating in furlough and part-time work programs implemented in first quarter 2020 and continued into third quarter 2020. Certain employees that support our operations were impacted by these activities. Additionally, Noble lowered executive leadership salaries by 10% to 20%. Certain officers of our General Partner were impacted by the salary reductions. The aforementioned actions did not significantly impact our ability to maintain operations, including use of financial reporting systems, nor have they significantly impacted our internal control environment.
2020 Significant Results
We accomplished the following significant transactional and financial results for the year ended December 31, 2020.
Significant Transactional Highlights Include:
•exercised our 20% option on Saddlehorn, which provided $24.2 million of income and $25.0 million in distributions since February 2020;
•Delaware Crossing began delivering crude oil into all connection points in April 2020;
•EPIC Y-Grade transitioned back to NGL service beginning in May 2020, with completion of its first new build fractionator in June; and
•EPIC Crude entered full service in April 2020;
Significant Financial Highlights Include:
•net income of $94.9 million, a decrease of 61% as compared with 2019;
•net cash provided by operating activities of $376.6 million, a decrease of 2% as compared with 2019;
•Adjusted EBITDA (non-GAAP financial measure) of $425.8 million, an increase of 10% as compared with 2019;
•Adjusted EBITDA (non-GAAP financial measure) attributable to the partnership of $392.9 million, an increase of 54% as compared with 2019; and
•distributable cash flow (non-GAAP financial measure) of $326.2 million, an increase of 53% as compared with 2019.
For additional information regarding our non-GAAP financial measures, see Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below
In addition to our transactional and financial achievements, we remained focused on environmental, social and governance initiatives by identifying opportunities to reduce environmental impact, improve safety and support the communities in which we operate through social investment. In 2020, we reduced flaring intensity in the Delaware Basin by 53% compared to 2019, while reducing overall emissions and increasing natural gas throughput from the field.
2021 Capital Program
Organic Capital Program
Our 2021 organic capital program will accommodate a net investment level of approximately $65 to $85 million. Our 2021 organic capital program will primarily be focused on affiliate and third-party well connections in the DJ and Delaware Basins. The level of capital spending will be evaluated throughout the year based on the following factors, among others, and their effect on project financial returns:
•pace of our customers’ development;
•operating and construction costs and our ability to achieve additional contractual supplier cost savings;
•impact of new laws and regulations on our business practices;
•indebtedness levels; and
•availability of financing or other sources of funding.
We plan to fund our capital program with cash on hand, from cash generated from operations, and borrowings under our revolving credit facility.
Investment Capital Program
Our 2021 investment capital program will accommodate a net investment level of approximately $15 to $25 million to complete projects at EPIC Crude and EPIC Y-Grade.

RESULTS OF OPERATIONS
Results of operations were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Revenues
Midstream Services — Affiliate	$389,192	$417,835
Midstream Services — Third Party	94,228	96,194
Crude Oil Sales — Third Party	281,205	189,772
Total Revenues	764,625	703,801
Costs and Expenses
Cost of Crude Oil Sales	270,678	181,390
Direct Operating	92,387	116,675
Depreciation and Amortization	105,697	96,981
General and Administrative	24,721	25,777
Goodwill Impairment	109,734	—
Other Operating (Income) Expense	4,698	(488)
Total Operating Expenses	607,915	420,335
Operating Income	156,710	283,466
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	26,570	16,236
Investment Loss (Income)	34,891	17,748
Total Other Expense (Income)	61,461	33,984
Income Before Income Taxes	95,249	249,482
Tax Provision	383	4,015
Net Income	94,866	245,467
Less: Net Income Prior to the Drop-Down and Simplification	—	12,929
Net Income Subsequent to the Drop-Down and Simplification	94,866	232,538
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(39,165)	72,542
Net Income Attributable to Noble Midstream Partners LP	$134,031	$159,996

Adjusted EBITDA (1) Attributable to Noble Midstream Partners LP	$392,926	$254,586

Distributable Cash Flow (1) of Noble Midstream Partners LP	$326,192	$213,442
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
Throughput and crude oil sales volumes related to our Gathering Systems reportable segment and throughput volumes related to our Fresh Water Delivery reportable segment were as follows:

	Year Ended December 31,
	2020	2019
DJ Basin
Crude Oil Sales Volumes (Bbl/d)	16,964	9,354
Crude Oil Gathering Volumes (Bbl/d)	174,644	182,121
Natural Gas Gathering Volumes (MMBtu/d)	503,794	476,605
Natural Gas Processing Volumes (MMBtu/d)	41,511	50,039
Produced Water Gathering Volumes (Bbl/d)	35,190	39,629
Fresh Water Delivery Volumes (Bbl/d)	91,886	164,524

Delaware Basin
Crude Oil Gathering Volumes (Bbl/d)	54,347	49,842
Natural Gas Gathering Volumes (MMBtu/d)	166,032	155,155
Produced Water Gathering Volumes (Bbl/d)	138,449	148,886

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	16,964	9,354
Crude Oil Gathering Volumes (Bbl/d)	228,991	231,963
Natural Gas Gathering Volumes (MMBtu/d)	669,826	631,760
Total Barrels of Oil Equivalent (Boe/d) (1)	314,866	322,312
Natural Gas Processing Volumes (MMBtu/d)	41,511	50,039
Produced Water Gathering Volumes (Bbl/d)	173,639	188,515

Total Fresh Water Delivery
Fresh Water Services Volumes (Bbl/d)	91,886	164,524
(1)Includes crude oil sales volumes that are transported on our gathering systems and sold to third-party customers.

Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2020	2019	Increase (Decrease) from Prior Year
Year Ended December 31,
Gathering and Processing — Affiliate	$328,411	$337,086	(3)%
Gathering and Processing — Third Party	78,654	76,645	3%
Fresh Water Delivery — Affiliate	57,834	77,566	(25)%
Fresh Water Delivery — Third Party	7,680	12,591	(39)%
Crude Oil Sales — Third Party	281,205	189,772	48%
Other — Affiliate	2,947	3,183	(7)%
Other — Third Party	7,894	6,958	13%
Total Midstream Services Revenues	$764,625	$703,801	9%
Revenues Trend Analysis
Revenues increased during 2020 as compared with 2019. The changes in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $85.5 million during 2020 as compared with 2019 due to the following:
•an increase of $91.4 million in crude oil sales due to increased activity associated with the fulfillment of our transportation commitments, which was partially offset by decreased commodity prices during 2020;
•an increase of $9.0 million in crude oil and natural gas gathering services revenues driven by an increase in throughput volumes resulting from an increase in wells connected to our gathering systems in the Mustang IDP area;
•an increase of $5.3 million in crude oil and natural gas gathering services revenues driven by an increase in throughput volumes in the Delaware Basin resulting from an increase in the number of wells connected to our gathering systems;
partially offset by:
•a decrease of $12.7 million in crude oil, natural gas and produced water gathering services revenues driven by decreased throughput on our gathering systems resulting from temporary well shut-ins by our customer in the Wells Ranch IDP area; and
•a decrease of $5.2 million in crude oil gathering services revenues driven by decreased throughput on our gathering systems resulting from temporary well shut-ins by our customers in the Black Diamond area.
Fresh Water Delivery Fresh Water Delivery revenues decreased by $24.6 million during 2020 as compared with 2019 due to decreased fresh water deliveries in 2020 in the DJ Basin resulting from reduced well completion activity by our customers.
Costs and Expenses
Costs and Expenses Trend Analysis
Costs and expenses were as follows:

(in thousands)	2020	2019	Increase (Decrease) from Prior Year
Year Ended December 31,
Cost of Crude Oil Sales	$270,678	$181,390	49%
Direct Operating	92,387	116,675	(21)%
Depreciation and Amortization	105,697	96,981	9%
General and Administrative	24,721	25,777	(4)%
Goodwill Impairment	109,734	—	N/M
Other Operating (Income) Expense	4,698	(488)	N/M
Total Operating Expenses	$607,915	$420,335	45%
N/M Amount is not meaningful

Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased $89.3 million during 2020 as compared with 2019. The increase was primarily attributable to increased purchases of crude oil to meet our crude oil transportation commitments.
Direct Operating Expenses Direct operating expenses decreased during 2020 as compared with 2019. The changes in direct operating expenses by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expenses decreased $15.5 million during 2020 as compared with 2019 due to our ability to capture cost efficiencies as well as defer non-essential program work due to COVID-19 and decreased use of third party providers for produced water logistics services resulting from reduced well completion activity and temporary well shut-ins by our customer in the Wells Ranch IDP area.
Fresh Water Delivery Fresh Water Delivery direct operating expenses decreased $10.0 million during 2020 as compared with 2019 primarily due to the decreased use of third-party providers for fresh water logistics services in the DJ Basin resulting from reduced well completion activity by our customers.
Corporate Corporate direct operating expenses increased $1.2 million during 2020 as compared with 2019 primarily due to increased insurance expense.
Depreciation and Amortization Depreciation and amortization expense increased during 2020 as compared with 2019. The changes by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $8.3 million during 2020 as compared with 2019 primarily due to assets placed in service in 2020. Assets placed in service were associated with the Mustang gathering system, the expansion of the Delaware Basin infrastructure, and the continued development of the Black Diamond assets.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during 2020 as compared with 2019 due to our fresh water delivery infrastructure being substantially completed prior to 2019.
General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment. General and administrative expense decreased $1.1 million during 2020 as compared with 2019. The decrease was primarily attributable to decreased transaction expenses associated with the Drop-Down and Simplification Transaction. The decrease was substantially offset by an increase in the fixed annual fee payable under our omnibus agreement which became effective March 1, 2020. See Item 8. Financial Statements and Supplementary Data – Note 3. Transactions with Affiliates.
Goodwill Impairment During first quarter 2020, we fully impaired our goodwill. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook.
Other Operating Expense (Income) Other operating expense (income) is recorded within our Gathering Systems reportable segment. Other operating expenses during 2020 primarily related to impairments and losses incurred associated with the sale of miscellaneous assets.
Other Expense (Income) Trend Analysis

(in thousands)	2020	2019	Increase (Decrease) from Prior Year
Year Ended December 31,
Interest Expense	$32,030	$33,723	(5)%
Capitalized Interest	(5,460)	(17,487)	(69)%
Interest Expense, Net	26,570	16,236	64%
Investment Loss, Net	34,891	17,748	97%
Total Other Expense, Net	$61,461	$33,984	81%
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facilities. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment for our construction-in-progress balances as of December 31, 2020 and 2019 and See Item 8. Financial Statements and Supplementary Data – Note 6. Investments.

Interest expense decreased $1.7 million during 2020 as compared with 2019. The decrease was primarily due to higher interest rates during 2019, partially offset by higher outstanding long-term balances during 2020.
Capitalized interest decreased $12.0 million during 2020 as compared with 2019. The decrease is primarily attributable to decreased construction-in-progress balances during 2020 as well as no longer capitalizing interest associated with our capital contributions to Delaware Crossing, EPIC Crude and EPIC Y-Grade. As the aforementioned investments have commenced planned, principal operations, we no longer capitalize interest associated with our capital contributions.
Investment Loss, Net Investment loss is recorded within our Investments in Midstream Entities reportable segment and increased $17.1 million during 2020 as compared with 2019. Our Investment loss, net is driven by increased losses from EPIC Crude and EPIC Y-Grade investments. The losses are primarily attributable to expenses incurred prior to commencement and the gradual ramp of throughput volumes. The losses were partially offset by earnings from our investment in Saddlehorn.
Income Tax Provision We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin, and we recorded a de minimis state tax provision for the years ended December 31, 2020 and December 31, 2019. For periods prior to the Drop-Down and Simplification Transaction, our consolidated financial statements include a provision for tax expense on income related to the assets contributed to the Partnership. See Item 8. Financial Statements and Supplementary Data – Note 15. Income Taxes for a discussion of the changes in our income tax provision and effective tax rates.
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
Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(in thousands)	2020	2019
Reconciliation from Net Income
Net Income	$94,866	$245,467
Add:
Depreciation and Amortization	105,697	96,981
Interest Expense, Net of Amount Capitalized	26,570	16,236
Proportionate Share of Equity Method Investment EBITDA Adjustments	82,363	16,160
Goodwill Impairment	109,734	—
Other	6,531	11,104
Adjusted EBITDA	425,761	385,948
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification	—	26,629
Adjusted EBITDA Subsequent to Drop-Down and Simplification	425,761	359,319
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	32,835	104,733
Adjusted EBITDA Attributable to Noble Midstream Partners LP	392,926	254,586
Add:
Distribution from Equity Method Investments Attributable to Noble Midstream Partners LP	25,574	10,135
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	31,583	(6,275)
Cash Interest Paid	31,251	32,984
Maintenance Capital Expenditures	29,474	24,570
Distributable Cash Flow of Noble Midstream Partners LP	$326,192	$213,442

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Year Ended December 31,
(in thousands)	2020	2019
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$376,629	$385,143
Add:
Interest Expense, Net of Amount Capitalized	26,570	16,236
Changes in Operating Assets and Liabilities	16,144	(4,165)
Equity Method Investment EBITDA Adjustments	7,664	(16,413)
Other	(1,246)	5,147
Adjusted EBITDA	425,761	385,948
Less:
Adjusted EBITDA Prior to Drop-Down and Simplification	—	26,629
Adjusted EBITDA Subsequent to Drop-Down and Simplification	425,761	359,319
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	32,835	104,733
Adjusted EBITDA Attributable to Noble Midstream Partners LP	392,926	254,586
Add:
Distribution from Equity Method Investments Attributable to Noble Midstream Partners LP	25,574	10,135
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	31,583	(6,275)
Cash Interest Paid	31,251	32,984
Maintenance Capital Expenditures	29,474	24,570
Distributable Cash Flow of Noble Midstream Partners LP	$326,192	$213,442

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
During 2020, we utilized external financing sources to fund portions of our construction activities and capital contributions to our investments. See Item 8. Financial Statements and Supplementary Data – Note 6. Investments.

Available Liquidity
Our operating cash flows are a significant source of liquidity. Additional sources of funding were available through debt and equity financing activities, as described below. Year-end liquidity was as follows:

	December 31,
(in thousands)	2020	2019
Cash, Cash Equivalents, and Restricted Cash (1)	$16,332	$12,726
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	440,000	555,000
Available Liquidity	$456,332	$567,726
(1)See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation.
(2)See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
Term Loan Credit Facility Maturity
Our $500 million term loan credit facility matures on July 31, 2021. We are assessing various options and expect to address the maturity prior to July 31, 2021.
Revolving Credit Facility
Our revolving credit facility is available to fund working capital requirements, acquisitions and expansion capital expenditures. In 2020, we utilized our revolving credit facility to fund our capital contributions to Saddlehorn, Delaware Crossing, EPIC Crude, EPIC Y-Grade and EPIC Propane. As of December 31, 2020, $710 million was outstanding under our revolving credit facility. See Item 8. Financial Statements and Supplementary Data – Note 8. Long-Term Debt.
Cash Flows
Summary cash flow information was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Total Cash Provided By (Used in)
Operating Activities	$376,629	$385,143
Investing Activities	(427,554)	(872,593)
Financing Activities	54,531	484,464
Increase (Decrease) in Cash and Cash Equivalents	$3,606	$(2,986)
Operating Activities Net cash provided by operating activities decreased during 2020 as compared with 2019. The decrease was attributable to decreased midstream services revenues resulting from a decrease in throughput volumes, an increase in net interest expense, and changes in working capital. The decrease was partially offset by a decrease in direct operating expenses as well as an increase in distributions from equity method investees.
Investing Activities Cash used in investing activities decreased during 2020 as compared with 2019 primarily due to decreased capital contributions to our equity method investments as well as decreased capital expenditures in 2020. Our decreased capital contributions to Delaware Crossing, EPIC Crude and EPIC Y-Grade were partially offset by our capital contributions to Saddlehorn and EPIC Propane.
Financing Activities Cash provided by financing activities decreased during 2020 as compared with 2019 primarily due to decreases in net long-term borrowings, proceeds from the preferred equity issuance and other equity offerings. The decrease was partially offset by the cash outflow associated with the Drop-Down and Simplification Transaction during 2019 as well as an increase in contributions from noncontrolling interest holders.
Off-Balance Sheet Arrangements
As of December 31, 2020, our material off-balance sheet arrangements that we have entered into include our transportation commitments, undrawn letters of credit and guarantees.

Contractual Obligations
The following table summarizes certain contractual obligations as of December 31, 2020 that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes.

Obligation	Note Reference (1)	2021	2022 and 2023	2024 and 2025	2026 and Beyond	Total
(in thousands)
Long-Term Debt (2)	Note 8	$500,000	$1,110,000	$—	$—	$1,610,000
Long-Term Debt Interest Payments and Revolving Credit Facility Commitment Fee (3)	Note 8	21,512	18,128	—	—	39,640
Asset Retirement Obligations (4)	Note 9	—	—	8,431	33,141	41,572
Finance Lease Obligations (5)	Note 14	2,063	—	—	—	2,063
Operating Lease Obligations (6)	Note 14	260	—	—	—	260
Purchase Obligations (7)	Note 14	2,064	—	—	—	2,064
Transportation Fees (8)	Note 14	34,101	69,074	72,530	26,072	201,777
Surface Lease Obligations (9)	Note 14	217	352	352	3,698	4,619
Total Contractual Obligations		$560,217	$1,197,554	$81,313	$62,911	$1,901,995
(1)References are to the Notes accompanying Item 8. Financial Statements and Supplementary Data.
(2)Long-term debt includes our revolving credit facility and term loan credit facility balances based on the maturity dates of the facilities.
(3)Interest payments are based on the outstanding balance, scheduled maturity and interest rate in effect at December 31, 2020. The commitment fee is associated with the unused portion of the revolving credit facility and is based on the unused capacity as of December 31, 2020, $440 million, for all periods presented and assumes no borrowing capacity increases.
(4)Asset retirement obligations are discounted.
(5)Annual capital lease payments exclude regular maintenance and operational costs.
(6)Operating lease obligations represent non-cancelable leases for equipment used in our daily operations. Amounts have not been discounted.
(7)Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including: fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(8)Our transportation fees include fixed fees for the transportation of crude oil. We have entered into long-term agreements with unaffiliated third parties to satisfy a substantial portion of our transportation commitment.
(9)Surface lease obligations represent annual payments to landowners.
In addition to the above contractual obligations, an affiliate of Black Diamond enters into agreements to purchase crude oil from producers at market-based prices. The agreements do not contain provisions regarding fixed or minimum quantities of crude oil to be purchased.
Omnibus Agreement Our omnibus agreement contractually requires us to pay a fixed annual fee for certain administrative and support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Noble controls our General Partner and is redetermined annually. The current rate is $15.7 million and became effective March 1, 2020. During February 2021, we completed the annual redetermination process and have established an annual rate of $18.0 million, effective March 1, 2021.
Preferred Equity We can redeem the preferred equity in whole or in part at any time for cash at a predetermined redemption price. The predetermined redemption price is the greater of (i) an amount necessary to achieve a 12% internal rate of return or (ii) an amount necessary to achieve a 1.375x multiple on invested capital. GIP can request redemption of the preferred equity on or after March 25, 2025. The preferred equity is perpetual and has a 6.5% annual dividend rate, payable quarterly in cash, with the ability to accrue unpaid dividends during the first two years following the closing. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation and Note 4. Offerings and Acquisition.
Letters of Credit In the ordinary course of business, we maintain letters of credit in support of certain performance obligations of our subsidiaries. Outstanding letters of credit, including Black Diamond, totaled approximately $39.0 million at December 31, 2020.

Capital Requirements
Capital Expenditures and Planned Capital Expenditures
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Based on the nature of the expenditure, we categorize our capital expenditures as either:
•maintenance capital expenditures, which are additions to property, plant and equipment made to maintain, over the long term, our production and/or operating income. We use an estimate of maintenance capital expenditures to determine our operating surplus, for purposes of determining cash available for distributions; or
•expansion capital expenditures, which are additions to property, plant and equipment made to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.
Our planned expansion capital expenditures, driven primarily by our customers’ planned well completions and production growth on our dedicated acreage, will consist primarily of well connections and gathering line additions. We expect to fund at least a portion of future expansion capital expenditures with borrowings under our revolving credit facility. We expect our maintenance capital expenditures to be funded primarily from cash flows from operations.
Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Gathering System Expenditures	$70,118	$257,066
Fresh Water Delivery System Expenditures	—	7,330
Other	523	1,068
Total Capital Expenditures (1)	$70,641	$265,464

Additions to Investments (1)(2)(3)	$317,229	$611,325
(1)Total capital expenditures and additions to investments represent the consolidated expenditures of the Partnership and include the portion of expenditures funded by noncontrolling interest owners.
(2)Additions to investments include capitalized interest of approximately $4.6 million and $13.0 million for the years ended December 31, 2020 and December 31, 2019, respectively.
(3)Additions to investments for the year ended December 31, 2020 include our $22.5 million loan to EPIC Y-Grade. During July 2020, the loan plus accrued interest was converted to equity and treated as a capital contribution to EPIC Y-Grade. At the time of conversion, the loan plus accrued interest totaled $23.4 million. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation.
For the year ended December 31, 2020, gathering system expenditures were primarily associated with well connections in the Wells Ranch IDP and Mustang IDP areas, well connections in the Black Diamond dedication area and the expansion of gathering infrastructure in the Delaware Basin. Our additions to investments were primarily related to our capital contribution to Saddlehorn as well as our other equity method investments. See Item 8. Financial Statements and Supplementary Data - Note 6 Investments.
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
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date. On January 22, 2021, the Board of our General Partner declared a quarterly cash distribution of $0.1875 per limited partner unit. The distribution will be paid on February 12, 2021, to unitholders of record on February 5, 2021.

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
We use the equity method of accounting for investments in entities that we do not control but over which we exert significant influence. For certain entities, we serve as the operator and exert significant influence over the day-to-day operations. For other entities, we do not serve as the operator; however, our voting position on management committees or the board of directors allows us to exert significant influence over decisions regarding capital investments, budgets, turnarounds, maintenance, monetization decisions and other project matters. As a result, our investments in Advantage, Delaware Crossing, EPIC Crude, EPIC Y-Grade, EPIC Propane and Saddlehorn do not require consolidation under the VIE consolidation model. See Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies and Basis of Presentation and See Item 8. Financial Statements and Supplementary Data – Note 6. Investments.
Impairment of Long-Lived Assets Property, plant and equipment and intangible assets are periodically evaluated for potential impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable from expected undiscounted cash flows from the use and eventual disposition of an asset. If the carrying amount of the asset is not expected to be recoverable from future undiscounted cash flows, an impairment may be recognized. Any impairment is measured as the excess of the carrying amount of the asset over its estimated fair value.
In assessing long-lived assets for impairments, our management evaluates changes in our business and economic conditions and their implications for recoverability of the assets’ carrying amounts. A substantial portion of our revenues arise from services provided to Noble. Therefore, sustained decreases in commodity prices, significant changes in our customer’s future development plans, to the extent they affect our operations, may necessitate assessment of the carrying amount of our affected assets for recoverability. In addition, an increase in our construction or operating costs may also necessitate an assessment.
Such assessment requires application of judgment regarding the use and ultimate disposition of the asset, long-range revenue and expense estimates, global and regional economic conditions, including commodity prices and drilling activity by our customers, as well as other factors affecting estimated future net cash flows. The measure of impairments to be recognized, if any, depends upon management’s estimate of the asset’s fair value, which may be determined based on the estimates of future net cash flows or values at which similar assets were transferred in the market in recent transactions, if such data is available. See Item 8. Financial Statements and Supplementary Data – Note 5. Property, Plant and Equipment and See Item 8. Financial Statements and Supplementary Data – Note 7. Intangible Assets.

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
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facilities, which have variable interest rates. As of December 31, 2020, $710 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $16.7 million increase in interest expense for the year ended December 31, 2020. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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
As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020 which is included herein.

Noble Midstream Partners LP

Report of Independent Registered Public Accounting Firm

To the Unitholders of Noble Midstream Partners LP and
Board of Directors of Noble Midstream GP LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Noble Midstream Partners LP and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2021 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of long-lived assets for impairment triggering events
As discussed in Note 2 to the consolidated financial statements, the Partnership performs a periodic assessment of property, plant, and equipment and intangible assets (collectively, long-lived assets) to identify events or changes in circumstances, or triggering events, which indicate the carrying value of such assets may not be recoverable. Triggering events include sustained decreases in commodity prices, declines in customers’ reservoir performance or changes to their development outlook, and increased construction or operating costs. The carrying value of property, plant, and equipment and intangible assets as of December 31, 2020 was $1,759.3 million and $245.5 million, respectively.
We identified the assessment of long-lived assets for impairment triggering events as a critical audit matter. Sustained decreases in commodity prices, declines in customers’ reservoir performance or changes to their development outlook, and increased operating costs could significantly affect the future profitability of the Partnership, and the evaluation of these items required a higher degree of auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the long-lived asset impairment process. This included a control related to the Partnership’s process to identify and assess triggering events, including the consideration of commodity prices, customers’ reservoir performance and their development plans, and historical financial results of the Partnership. We evaluated the Partnership’s triggering event identification and assessment through comparison against internal operational data and financial results. We assessed the Partnership’s estimated production information by comparing it against customers’ reserves estimates and development outlooks. We selected a sample of revenue transactions throughout the year and compared those transactions to the underlying revenue agreements to identify modifications to the revenue agreements that could have a significant effect on future profitability.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2015.

Houston, Texas
February 12, 2021

Report of Independent Registered Public Accounting Firm

To the Unitholders of Noble Midstream Partners LP and
Board of Directors of Noble Midstream GP LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Noble Midstream Partners LP and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 12, 2021

Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and Cash Equivalents	$16,332	$12,676
Accounts Receivable — Affiliate	55,011	42,428
Accounts Receivable — Third Party	45,615	44,093
Other Current Assets	8,093	8,730
Total Current Assets	125,051	107,927
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	2,074,790	2,006,995
Less: Accumulated Depreciation and Amortization	(315,441)	(244,038)
Total Property, Plant and Equipment, Net	1,759,349	1,762,957
Investments	904,955	660,778
Intangible Assets, Net	245,510	277,900
Goodwill	—	109,734
Other Noncurrent Assets	2,331	6,786
Total Assets	$3,037,196	$2,926,082
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$3,713	$8,155
Accounts Payable — Trade	65,723	107,705
Current Portion of Debt	501,856	—
Other Current Liabilities	10,323	11,680
Total Current Liabilities	581,615	127,540
Long-Term Liabilities
Long-Term Debt	1,109,652	1,495,679
Asset Retirement Obligations	41,572	37,842
Other Long-Term Liabilities	4,006	4,160
Total Liabilities	1,736,845	1,665,221
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	119,658	106,005
Equity
Common Units (90,174 and 90,136 units outstanding, respectively)	823,470	813,999
Noncontrolling Interests	357,223	340,857
Total Equity	1,180,693	1,154,856
Total Liabilities, Mezzanine Equity and Equity	$3,037,196	$2,926,082
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Midstream Services — Affiliate	$389,192	$417,835	$338,747
Midstream Services — Third Party	94,228	96,194	78,498
Crude Oil Sales — Third Party	281,205	189,772	141,490
Total Revenues	764,625	703,801	558,735
Costs and Expenses
Cost of Crude Oil Sales	270,678	181,390	136,368
Direct Operating	92,387	116,675	95,852
Depreciation and Amortization	105,697	96,981	79,568
General and Administrative	24,721	25,777	25,910
Goodwill Impairment	109,734	—	—
Other Operating (Income) Expense	4,698	(488)	2,159
Total Operating Expenses	607,915	420,335	339,857
Operating Income	156,710	283,466	218,878
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	26,570	16,236	10,447
Investment Loss (Income)	34,891	17,748	(16,289)
Total Other Expense (Income)	61,461	33,984	(5,842)
Income Before Income Taxes	95,249	249,482	224,720
Tax Provision	383	4,015	8,001
Net Income	94,866	245,467	216,719
Less: Net Income Prior to the Drop-Down and Simplification	—	12,929	27,843
Net Income Subsequent to the Drop-Down and Simplification	94,866	232,538	188,876
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(39,165)	72,542	26,142
Net Income Attributable to Noble Midstream Partners LP	134,031	159,996	162,734
Less: Net Income Attributable to Incentive Distribution Rights	—	13,967	5,836
Net Income Attributable to Limited Partners	$134,031	$146,029	$156,898

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$1.49	$3.09	$3.96
Subordinated Units	$—	$3.86	$3.96

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$1.49	$3.08	$3.96
Subordinated Units	$—	$3.86	$3.96

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,165	40,083	23,686
Subordinated Units	—	5,795	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,167	40,105	23,701
Subordinated Units	—	5,795	15,903
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net Income	$94,866	$245,467	$216,719
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	105,697	96,981	79,568
Income Taxes	—	3,848	7,780
Goodwill Impairment	109,734	—	—
Loss (Income) from Equity Method Investees	37,726	22,435	(11,880)
Distributions from Equity Method Investees	36,973	10,135	9,219
Unit-Based Compensation	2,195	1,052	1,392
Other Adjustments for Noncash Items Included in Income	5,582	1,060	4,209
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
Increase in Accounts Receivable	(14,105)	(24,126)	(13,863)
Increase (Decrease) in Accounts Payable	339	28,755	(22,101)
Other Operating Assets and Liabilities, Net	(2,378)	(464)	2,644
Net Cash Provided by Operating Activities	376,629	385,143	273,687
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(113,388)	(262,342)	(619,517)
Black Diamond Acquisition, Net of Cash Acquired	—	—	(649,868)
Additions to Investments	(317,229)	(611,325)	(426)
Distributions from Cost Method Investee and Other	3,063	1,074	1,323
Net Cash Used in Investing Activities	(427,554)	(872,593)	(1,268,488)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests and Parent	(30,187)	(57,071)	(38,056)
Contributions from Noncontrolling Interests	85,718	55,481	605,864
Borrowings Under Revolving Credit Facility	450,000	1,290,000	777,000
Repayment of Revolving Credit Facility	(335,000)	(755,000)	(802,000)
Proceeds from Term Loan Credit Facilities	—	400,000	500,000
Proceeds from Preferred Equity, Net of Issuance Costs	—	97,198	—
Proceeds from Equity Offerings, Net of Issuance Costs	—	242,770	—
Distribution to Noble for Common Control Transactions	—	(670,000)	—
Distributions to Unitholders	(112,880)	(115,935)	(86,841)
Other	(3,120)	(2,979)	(3,049)
Net Cash Provided by Financing Activities	54,531	484,464	952,918
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3,606	(2,986)	(41,883)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	12,726	15,712	57,595
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$16,332	$12,726	$15,712
(1)See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for our reconciliation of total cash.
The accompanying notes are an integral part of these financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands)

		Partners’ Equity
	Parent Net Investment	Common Units	Subordinated Units	General Partner	Noncontrolling Interests	Total
December 31, 2017	$170,429	$642,616	$(168,136)	$520	$141,230	$786,659
Net Income	27,843	93,875	63,023	5,836	26,142	216,719
Contributions from Noncontrolling Interests and Parent	849	—	—	—	605,864	606,713
Distributions to Noncontrolling Interests and Parent	(28,799)	—	—	—	(9,257)	(38,056)
Distributions to Unitholders	—	(49,610)	(33,296)	(3,935)	—	(86,841)
Black Diamond Equity Ownership Promote Vesting (1)	—	11,624	8,202	—	(19,826)	—
Other	—	1,361	—	—	—	1,361
December 31, 2018	$170,322	$699,866	$(130,207)	$2,421	$744,153	$1,486,555
Net Income	12,929	123,662	22,367	13,967	72,542	245,467
Contributions from Noncontrolling Interests and Parent		—	—	—	55,481	55,481
Distributions to Noncontrolling Interests and Parent (2)	(54,889)	—	—	—	(26,103)	(80,992)
Distributions to Unitholders	—	(80,480)	(19,067)	(16,388)	—	(115,935)
Black Diamond Equity Ownership Promote Vesting (1)	—	17,645	2,746	—	(20,391)	—
Conversion of Subordinated Units to Common Units (3)	—	(124,161)	124,161	—	—	—
Preferred Equity Accretion		(9,440)	—	—	—	(9,440)
Net Proceeds from Offerings	—	242,770	—	—	—	242,770
Distribution to Noble for Drop-Down and Simplification Transaction (4)	—	(670,000)	—	—	—	(670,000)
Asset Transfers for Drop-Down and Simplification Transaction	(128,362)	613,187			(484,825)	—
Other	—	950	—	—	—	950
December 31, 2019	$—	$813,999	$—	$—	$340,857	$1,154,856
Net Income	—	134,031	—	—	(39,165)	94,866
Contributions from Noncontrolling Interests	—	—	—	—	85,718	85,718
Distributions to Noncontrolling Interests	—	—	—	—	(30,187)	(30,187)
Distributions to Unitholders	—	(112,880)	—	—	—	(112,880)
Preferred Equity Accretion	—	(13,653)	—	—	—	(13,653)
Other	—	1,973	—	—	—	1,973
December 31, 2020	$—	$823,470	$—	$—	$357,223	$1,180,693
(1)See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for further discussion of the Black Diamond equity ownership promote vesting.
(2)Includes the elimination of a deferred tax asset and current tax liability associated with the Drop-Down and Simplification Transaction. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation for further discussion.
(3)See Note 12. Partnership Distributions for further discussion on the conversion of Subordinated Units.
(4)See Note 3. Transactions with Affiliates for further discussion of our common control transactions.

The accompanying notes are an integral part of these financial statements.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations
Organization We are a growth-oriented Delaware master limited partnership formed in December 2014 to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current areas of focus are in the DJ Basin and the Delaware Basin.
Chevron Merger In fourth quarter 2020, Chevron completed the acquisition of Noble, the indirect general partner and majority unit holder of the Partnership. As a result, Chevron indirectly wholly owns our General Partner and indirectly holds approximately 62.6% of our limited partner Common Units.
Non-Binding Proposal from Chevron On February 4, 2021, the board of directors of our General Partner received a non-binding proposal from Chevron Corporation, pursuant to which Chevron would acquire all common units of the Partnership that Chevron and its affiliates do not already own in exchange for a to-be-determined fixed exchange ratio, based on a value of $12.47 per common unit. If approved, the transaction would be effected through a merger of the Partnership with a subsidiary of Chevron.
The transaction, as proposed, is subject to a number of contingencies, including the approval of the conflicts committee, the approval by holders of a majority of the outstanding common units of the Partnership and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive documentation will be executed or that any transaction will materialize.
Partnership Assets Our assets consist of ownership interests in certain companies which serve specific areas and integrated IDP areas and consist of the following:

Company	Areas Served	NBLX Dedicated Service	NBLX Ownership	Noncontrolling Interest(1)
Colorado River LLC	Wells Ranch IDP (DJ Basin) East Pony IDP (DJ Basin) All Noble DJ Basin Acreage	Crude Oil Gathering Natural Gas Gathering Water Services Crude Oil Gathering Crude Oil Treating	100%	N/A
San Juan River LLC	East Pony IDP (DJ Basin)	Water Services	100%	N/A
Green River DevCo LLC	Mustang IDP (DJ Basin)	Crude Oil Gathering Natural Gas Gathering Water Services	100%	N/A
Laramie River LLC	Greeley Crescent IDP (DJ Basin)	Crude Oil Gathering Water Services	100%	N/A
	Black Diamond Dedication Area (DJ Basin) (2)	Crude Oil Gathering Natural Gas Gathering Crude Oil Transmission	54.4%	45.6%
Gunnison River DevCo LP	Bronco IDP (DJ Basin) (3)	Crude Oil Gathering Water Services	5%	95%
Blanco River LLC	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A
Trinity River DevCo LLC (4)	Delaware Basin	Crude Oil Transmission Natural Gas Compression	100%	N/A
Dos Rios DevCo LLC (5)	Delaware Basin	Crude Oil Transmission Y-Grade Transmission Fractionation	100%	N/A
NBL Midstream Holdings LLC	East Pony IDP (DJ Basin)	Natural Gas Gathering Natural Gas Processing	100%	N/A
	Delaware Basin	Crude Oil Gathering Natural Gas Gathering Produced Water Services	100%	N/A
(1)The noncontrolling interest represents Noble’s retained ownership interest in the Gunnison River DevCo LP. The noncontrolling interest in Black Diamond represents Greenfield Member’s interest in Black Diamond.
(2)Our ownership interest in Saddlehorn is owned through a wholly-owned subsidiary of Black Diamond. See Note 6. Investments.
(3)The Bronco IDP area is a future development area. We currently have no midstream infrastructure assets in the Bronco IDP area.
(4)Our interest in Advantage is owned through Trinity River DevCo LLC.
(5)Our ownership interests in Delaware Crossing, EPIC Crude, EPIC Y-Grade and EPIC Propane are owned through wholly-owned subsidiaries of Dos Rios DevCo LLC. See Note 6. Investments.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Nature of Operations We operate and own interests in the following assets:
•crude oil gathering systems;
•natural gas gathering and processing systems and compression units;
•crude oil treating facilities;
•produced water collection, gathering, and cleaning systems;
•fresh water storage and delivery systems; and
•investments in midstream entities that provide transportation services.
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
Conversely, the acquisition of all of the issued and outstanding limited liability company interests of NBL Holdings is characterized as a change in reporting entity, as defined under FASB Accounting Standards Codification Topic 805, Business Combinations, as this entity previously had not been consolidated by us. Therefore, results of operations related to NBL Holdings are accounted for on a retrospective basis. Our financial information was therefore recast to include the historical results of NBL Holdings for all periods presented. The financial statements of NBL Holdings for periods prior to the Drop-Down and Simplification Transaction have been prepared from the separate records maintained by Noble and may not necessarily be indicative of the results of operations had these entities operated on a consolidated basis during those periods. Because a direct ownership relationship did not exist among the Partnership and NBL Holdings prior to the Drop-Down and Simplification Transaction, the net investment in NBL Holdings is shown as Parent Net Investment, in lieu of partners’ equity, in the accompanying Consolidated Statement of Changes in Equity for periods prior to the Drop-Down and Simplification Transaction.
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
Redeemable Noncontrolling Interest Our redeemable noncontrolling interest is related to our 2019 preferred equity issuance. We can redeem the preferred equity in whole or in part at any time for cash at a predetermined redemption price. The predetermined redemption price is the greater of (i) an amount necessary to achieve a 12% internal rate of return or (ii) an amount necessary to achieve a 1.375x multiple on invested capital. GIP can request redemption of the preferred equity on or after March 25, 2025. As GIP’s redemption right is outside of our control, the preferred equity is not considered to be a component of equity on the consolidated balance sheet, and is reported as mezzanine equity on the consolidated balance sheet. In addition, because the preferred equity was issued by a subsidiary of the Partnership and is held by a third party, it is considered a redeemable noncontrolling interest.
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
Capitalized Interest We capitalize construction-related direct labor and incremental costs, such as interest expense. Capitalized interest totaled $5.5 million in 2020, $17.5 million in 2019, and $6.4 million in 2018.
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
During first quarter 2020, we identified certain impairment indicators including the significant decrease in commodity prices, changes to our customers’ development outlook due to reductions in demand resulting from the COVID-19 pandemic, excess crude oil and natural gas inventories and a decrease in our market capitalization. Due to these impairment indicators, we conducted impairment testing of certain of our assets including property, plant and equipment, equity method investments, customer relationship intangibles and goodwill. With the exception of goodwill, we concluded that the carrying amount of assets were recoverable and no impairment was recorded.
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
With respect to property, plant and equipment associated with the Black Diamond system, it is our practice and current intent to maintain these assets and continue to make improvements as warranted. As a result, we believe that these assets have indeterminate lives for purposes of estimating AROs because dates or ranges of dates upon which we would retire these assets cannot reasonably be estimated at this time; therefore, no AROs have been recorded for these assets as of December 31, 2020 or 2019.
Goodwill Our goodwill was assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. As discussed above, we performed a qualitative assessment and concluded it was more likely than not that the fair value of the Black Diamond reporting unit was less than its carrying value. We then performed a fair value assessment using the income approach. Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions for operating and development costs as well as taking into account changes and uncertainties in our customers’ development outlook. Based on these assessments, we concluded that our goodwill was fully impaired and recorded a non-cash charge of $109.7 million in March 2020. See Note 4. Offerings and Acquisition for further details on goodwill.
Investments We routinely assess our investments for impairment whenever changes in facts and circumstances indicate a loss in value has occurred. When impairment indicators exist, the fair value is estimated and compared to the investment carrying amount. When the carrying amount of an investment exceeds its estimated undiscounted future cash flows, the carrying amount of the investment is reduced to its estimated fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. No impairments have been recorded through December 31, 2020.
Intangible Assets Our intangible assets are comprised of customer contracts acquired in the Black Diamond Acquisition and recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. The customer contracts are long-term, fixed-fee contracts for the purchase and sale of crude oil. Amortization is calculated using the straight-line method by customer contract, which reflects the pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. The estimated economic benefit was determined by assessing the life of the assets related to the contracts and relationships, likelihood of renewals, competitive factors, regulatory or legal provisions and maintenance costs. The amortization of intangible assets is included in depreciation and amortization expense in our consolidated statements of operations. Intangible assets with finite useful lives are reviewed for impairment when events or

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
Fair Value Measurements Fair value measurements are based on a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy is as follows:
•Level 1 measurements are fair value measurements which use quoted market prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 measurements are fair value measurements which use inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.
•Level 3 measurements are fair value measurements which use unobservable inputs.
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
The fair value of the intangible assets was calculated using the multi-period excess earnings method under the income approach for the existing customers. This valuation method is based on first forecasting gross profit for the existing customers and then applying expected attrition rates. The operating cash flows were calculated by determining the costs required to generate gross profit from the existing customers. The key assumptions include overall gross profit growth, attrition rate of existing customers over time and the discount rate. As the fair value is based on inputs that are not observable in the market, these represent Level 3 inputs. See Note 7. Intangible Assets.
Certain assets and liabilities, such as property, plant, and equipment, investments, and other intangible assets, are not required to be measured at fair value on a recurring basis. However, these assets are assessed for impairment, and a resulting impairment would require the asset be recorded at fair value.
Loan and Capital Contribution to Equity Method Investee In April 2020 we entered into a loan agreement with EPIC Y-Grade in which we loaned the entity $22.5 million to be used for construction and working capital purposes with a maturity date of December 15, 2023. During July 2020, the loan plus accrued interest was converted to equity and treated as a capital contribution to EPIC Y-Grade. At the time of conversion, the loan plus accrued interest totaled $23.4 million.
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
Litigation and Other Contingencies We may become subject to legal proceedings, claims and liabilities that will arise in the ordinary course of business. We will accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 14. Commitments and Contingencies.
Leases In the normal course of business, we enter into lease agreements to support our operations. We lease field equipment as well as water and pipeline transportation assets.
Operating Leases Our operating leases consist of field equipment and transportation assets. Our field equipment leases have fixed monthly payments over a minimum term with options to extend the rental period on a month-to-month basis. Our leased transportation assets have variable monthly payments (price per barrel throughput) over a minimum term with the option to extend on a year-to-year basis. Our operating and variable lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2020.
Finance Leases We lease water assets for use in the performance of our fresh water delivery services. The amount of the lease obligation is based on the discounted present value of future minimum lease payments, and therefore does not reflect future cash lease payments. Our finance lease expense is recorded in depreciation and amortization expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2020. Interest expense for our finance lease is recorded in interest expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2020.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Short-Term Leases Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Short-term lease expense is recorded in direct operating expense in our consolidated statement of operations and was de minimis for the year ended December 31, 2020.
Supplemental Cash Flow Information We accrued $12.5 million, $56.6 million and $72.6 million related to midstream capital expenditures as of December 31, 2020, 2019 and 2018, respectively.
Cash interest paid totaled $31.3 million, $33.0 million and $16.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During 2019, in connection with the closing of the Drop-Down and Simplification Transaction, we eliminated a deferred tax asset and current tax liability associated with NBL Holdings. The deferred tax asset and current tax liability totaled approximately $26.0 million and $2.9 million, respectively, and represented a non-cash activity.
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. The following table provides a reconciliation of total cash:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash and Cash Equivalents at Beginning of Period	$12,676	$14,761	$20,090
Restricted Cash at Beginning of Period (1) (2)	50	951	37,505
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$12,726	$15,712	$57,595

Cash and Cash Equivalents at End of Period	$16,332	$12,676	$14,761
Restricted Cash at End of Period (2)	—	50	951
Cash, Cash Equivalents, and Restricted Cash at End of Period	$16,332	$12,726	$15,712
(1)Greenfield Member contributed approximately $18.8 million of the amount held in escrow at December 31, 2017 for the Black Diamond Acquisition.
(2)Restricted cash represents the amount held as collateral at December 31, 2018 for certain of our letters of credit.
Concentration of Credit Risk For the year ended December 31, 2020, revenues from Noble comprised 81% and 51% of our midstream services revenues and total revenues, respectively. Revenues from a single third-party customer comprised 40% and 15% of our crude oil sales revenue and total revenues, respectively.
For the year ended December 31, 2019, revenues from Noble comprised 81% and 59% of our midstream services revenues and total revenues, respectively. There were no individually significant revenues from a third-party in 2019.
For the year ended December 31, 2018, revenues from Noble comprised 81% and 61% of our midstream services revenues and total revenues, respectively. Revenues from a single third-party customer comprised 66% and 17% of our crude oil sales revenues and total revenues, respectively.
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
Transaction Price Allocated to Remaining Performance Obligations Revenues expected to be recognized from certain performance obligations that are unsatisfied as of December 31, 2020 amount to $37.6 million. We have utilized the practical

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

Note 3. Transactions with Affiliates
Common Control Transactions
Drop-Down and Simplification Transaction On November 14, 2019, we entered into a Contribution, Conveyance, Assumption and Simplification Agreement with Noble in which we acquired (i) the remaining 60% limited partner interest in Blanco River DevCo LP, (ii) the remaining 75% limited partner interest in Green River DevCo LP, (iii) the remaining 75% limited partner interest in San Juan River DevCo LP and (iv) all of the issued and outstanding limited liability company interests of NBL Holdings, which owns a natural gas processing complex in the DJ Basin and an incremental three-stream gathering system in the Delaware Basin. Additionally, all of Noble’s IDRs were converted into Common Units. The total consideration paid by the Partnership for the Drop-Down and Simplification Transaction was $1.6 billion, which consisted of $670 million in cash and 38,455,018 Common Units issued to Noble. The cash portion of the consideration was funded by the Private Placement and borrowings under our revolving credit facility. The transaction closed on November 21, 2019. See Note 4. Offerings and Acquisition.
Revenue and Expense Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble consist of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Gathering and Processing	$328,411	$337,086	$265,505
Fresh Water Delivery	57,834	77,566	69,266
Other	2,947	3,183	3,976
Total Midstream Services — Affiliate	$389,192	$417,835	$338,747
Expenses General and administrative expense consists of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
General and Administrative Expense — Affiliate	$14,957	$8,523	$8,846
General and Administrative Expense — Third Party	9,764	17,254	17,064
Total General and Administrative Expense	$24,721	$25,777	$25,910
Reimbursement for Employee Costs All of the employees required to conduct and support our operations are employed by Chevron and are subject to the operational services and secondment agreement and omnibus agreement. Employee costs associated with capital projects are capitalized and employee costs associated with operational projects are recorded to direct operating expense.
For the year ended December 31, 2020, the Partnership incurred approximately $5.4 million and $16.6 million in capital project and operational employee costs, respectively. For the year ended December 31, 2019, the Partnership incurred approximately $6.6 million and $16.3 million in capital project and operational employee costs, respectively. For the year ended December 31, 2018, the Partnership incurred approximately $7.2 million and $13.9 million in capital project and operational employee costs, respectively.
Agreements with Noble
We have entered into various agreements with Noble, as summarized below:
Commercial Agreements Our commercial agreements with Noble provide for fees based on the type and scope of the midstream services we provide and the midstream system we use to provide our services, as follows:
•Crude Oil Gathering Agreement - Under the applicable crude oil gathering agreement, we receive a volumetric fee per barrel (“Bbl”) for the crude oil gathering services we provide.
•Natural Gas Gathering Agreement - Under the natural gas gathering agreement, we receive a volumetric fee per contracted unit of measure for the natural gas gathering services we provide.
•Produced Water Services Agreement - Under the applicable produced water services agreement, we receive a fee for collecting, cleaning or otherwise disposing of water produced from operating crude oil and natural gas wells in the dedication area. The fee is comprised of a volumetric component for services we provide directly and a pass through component for services we provide through contracts with third parties.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

•Fresh Water Services Agreement - Under the applicable fresh water services agreement, we receive a fee for delivering fresh water. The fee is comprised of a volumetric component for services we provide directly and a pass through component for services we provide through contracts with third parties. The cost of storing the fresh water is included in the delivery fee.
•Crude Oil Treating Agreement - Under the crude oil treating agreement, we receive a monthly fee for the crude oil treating services we provide based on each well operated that is producing in paying quantities that is not connected to our crude oil gathering systems during such month.
•Natural Gas Processing Agreement - Under the natural gas processing agreement, we receive a volumetric fee per MMBtu for the natural gas processing services we provide.
•Natural Gas Compression Agreement - Under the applicable natural gas compression agreement, we receive a volumetric fee per thousand cubic feet (“Mcf”) for the natural gas compression services we provide.
Our commercial agreements with Noble include a provision to escalate volumetric fees annually, subject to specific limitations within each agreement. In addition, we can propose a redetermination of the fees charged under our various systems on an annual basis, taking into account, among other things, expected capital expenditures necessary to provide our services under the applicable development plan. However, if we are unable to agree on a fee redetermination (other than the automatic annual adjustment), the prior fee will remain in effect.
In accordance with our commercial agreements with Noble, we provide midstream services through the use of our midstream assets. We have determined that the structure of our commercial agreements conveys the right to use our midstream assets. Revenues generated from the commercial agreements are recorded within Midstream Services - Affiliate in our consolidated statement of operations. We believe recording within Midstream Services - Affiliate reflects the nature of the commercial agreement, is representative of the revenues generated by the midstream industry and provides our investors with the information necessary to evaluate our operations.
Omnibus Agreement Our omnibus agreement with Noble provides for:
•our payment of an annual general and administrative fee for the provision of certain administrative and support services by Noble. The rate is redetermined annually and the current rate, which became effective March 1, 2020, is $15.7 million. During February 2021, we completed the annual redetermination process and have established an annual rate of $18.0 million, effective March 1, 2021.;
•our right of first refusal on Noble’s existing and future acquired assets and the right to provide certain services, including the right to provide crude oil gathering, natural gas gathering and processing, and water services on certain acreage owned, or to be acquired, by Noble;
•our right of first offer to acquire Noble’s retained interest in Gunnison River DevCo LP; and
•an indemnity by Noble for certain environmental and other liabilities, and our obligation to indemnify Noble for events and conditions associated with the operations of its assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Noble is not required to indemnify us.
Operational Services Agreement Our Operational Services and Secondment Agreement (“Operational Services Agreement”) with Noble provides for:
•secondment of certain operational, construction, design and management employees and contractors to our General Partner, us and our subsidiaries to provide management, maintenance and operational functions with respect to our assets. These functions include performing the activities and day-to-day management of the business pursuant to certain commercial agreements listed in the Operational Services Agreement, and designing, building, constructing and otherwise installing the infrastructure required by such agreements;
•reimbursement by us to Noble of the cost of the seconded employees and contractors, including their wages and benefits, based on the percentage of the employee’s or contractor’s time spent working for us; and
•an initial term of 15 years and automatic extensions for successive renewal terms of one year each, unless terminated by either party.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 4. Offerings and Acquisition
Offerings
Private Placement On November 14, 2019, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors, pursuant to which the Partnership agreed to sell 12,077,295 Common Units in a private placement (the “Private Placement”). Gross proceeds totaled approximately $250 million. Net proceeds totaled approximately $242.9 million, after deducting offering expenses of approximately $7.1 million. The Private Placement closed on November 21, 2019. Proceeds from the Private Placement were utilized to fund a portion of the cash consideration for the Drop-Down and Simplification Transaction.
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

	Year Ended December 31,
(in thousands)	2020	2019
Redeemable Noncontrolling Interest, Beginning Balance	$106,005	$—
Preferred Equity Issuance	—	100,000
Issuance Costs	—	(3,435)
Preferred Equity Accretion (1)	13,653	9,440
Redeemable Noncontrolling Interest, Ending Balance	$119,658	$106,005
(1)Includes dividends paid-in-kind of approximately $7.0 million and $5.0 million for the years ended December 31, 2020 and 2019, respectively. The dividend for each quarter in 2019 and 2020 was paid-in-kind.
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
In addition to the payment to the Seller, Black Diamond, through an additional contribution from Greenfield Member, paid PDC Energy, Inc. (“PDC Energy”) approximately $24.1 million to expand PDC Energy’s acreage dedication as well as extend the duration of the acreage dedication by five years. In accordance with the limited liability company agreement of Black Diamond, Noble Member received a 54.4% equity ownership interest in Black Diamond and Greenfield Member received a 45.6% equity ownership interest in Black Diamond. Noble Member’s agreed equity ownership interest included a 4.4% equity ownership interest promote which was designed to vest only after Noble Member was allocated an amount of gross revenue equal to the contributions by Greenfield Member in excess of its agreed equity ownership interest. As of December 31, 2020, Noble Member has received the necessary allocations of gross revenue and the equity ownership interest promote has vested. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation.
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
(1)See Note 7. Intangible Assets.
(2)Recognized goodwill was assigned to the Black Diamond reporting unit within the Gathering Systems reportable segment. This amount was fully impaired in first quarter 2020.
The results of operations attributable to Black Diamond are included in our consolidated statements of operations for 2020 and 2019. The results of operations attributable to Black Diamond are included in our consolidated statements of operations beginning on February 1, 2018. Revenues of $181.2 million and a net loss of $11.5 million from Black Diamond were generated from February 1, 2018 to December 31, 2018.
Note 5. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	December 31, 2020	December 31, 2019
Gathering and Processing Systems	$1,924,125	$1,795,957
Fresh Water Delivery Systems (1)	95,849	96,004
Construction-in-Progress (2)	54,816	115,034
Total Property, Plant and Equipment, at Cost	2,074,790	2,006,995
Accumulated Depreciation and Amortization	(315,441)	(244,038)
Property, Plant and Equipment, Net	$1,759,349	$1,762,957
(1)Fresh water delivery system assets at December 31, 2020 and December 31, 2019 include $5.0 million related to a leased pond accounted for as a finance lease. See Note 14. Commitments and Contingencies.
(2)Construction-in-progress at December 31, 2020 primarily includes $43.8 million in gathering system projects and $9.5 million in equipment for use in future projects. Construction-in-progress at December 31, 2019 primarily includes $98.4 million in gathering system projects and $15.4 million in equipment for use in future projects.
Note 6. Investments
We have ownership interests in the following entities:
•3% interest in White Cliffs;
•50% interest in Advantage;
•50% interest in Delaware Crossing;
•30% interest in EPIC Crude;
•15% interest in EPIC Y-Grade;
•15% interest in EPIC Propane; and
•20% interest in Saddlehorn.
Advantage In April 2017, we acquired the interest in Advantage for $66.8 million. Advantage owns a crude oil pipeline system in the Southern Delaware Basin.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Delaware Crossing In February 2019, we executed definitive agreements with Salt Creek and completed the formation of Delaware Crossing, which constructed a crude oil pipeline system in the Delaware Basin. During 2020, we made capital contributions of $14.8 million.
EPIC Crude In January 2019, we exercised our option with EPIC to acquire an interest in EPIC Crude Holdings, which constructed the EPIC crude oil pipeline from the Delaware Basin to Corpus Christi, Texas. On March 8, 2019, we closed our option with EPIC to acquire the interest in EPIC Crude. During 2020, we made capital contributions of $58.5 million.
EPIC Y-Grade In January 2019, we exercised and closed our option with EPIC Midstream Holdings, LP (“EPIC”) to acquire an interest in EPIC Y-Grade, which owns the EPIC Y-Grade pipeline from the Delaware Basin to Corpus Christi, Texas. During 2020, we made capital contributions of $44.9 million. Additionally, our loan to EPIC Y-Grade plus accrued interest was converted to equity and treated as a capital contribution. See Note 2. Summary of Significant Accounting Policies and Basis of Presentation.
EPIC Propane In December 2019, we exercised and closed an option with EPIC to acquire an interest in EPIC Propane, which is constructing a propane pipeline that will run from the EPIC Y-Grade Logistics, LP fractionator complex in Robstown, Texas to the Phillips 66 petrochemical facility in Sweeney, Texas, with additional connectivity to the Markham underground storage caverns. EPIC Propane completed construction of its first new build fractionator in July 2020. During 2020, we made capital contributions of $10.1 million.
Saddlehorn In February 2020, Black Diamond exercised its option to acquire a 20% ownership interest in Saddlehorn for $160.0 million, or $87.0 million net to the Partnership. The Saddlehorn pipeline transports crude oil and condensate from the DJ Basin and the Powder River Basin to storage facilities in Cushing, Oklahoma, and, after expansion, will have total capacity of 290 MBbl/d. Saddlehorn is jointly owned by affiliates of Magellan Midstream Partners, L.P. (“Magellan”), Plains All American Pipeline, L.P. (“Plains”) and Western Midstream Partners, LP (“Western Midstream”). After Black Diamond’s purchase, with Magellan and Plains each selling a 10% interest, Magellan and Plains will each own a 30% membership interest and Black Diamond and Western Midstream will each own a 20% membership interest in Saddlehorn. Magellan continues to serve as operator of the Saddlehorn pipeline. The Partnership funded its share of the transaction price with available cash and a draw under its revolving credit facility.
The following table presents our investments at the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019
White Cliffs	$10,204	$10,268
Advantage(1)	72,500	76,834
Delaware Crossing	81,476	68,707
EPIC Crude	373,623	339,116
EPIC Y-Grade	194,188	162,850
EPIC Propane	12,905	3,003
Saddlehorn(2)	160,059	—
Total Investments (3)	$904,955	$660,778
(1)Distributions from Advantage totaled $12.0 million and $10.1 million during the years ended December 31, 2020 and 2019, respectively.
(2)Distributions from Saddlehorn totaled $25.0 million during the year ended December 31, 2020.
(3)We have capitalized $33.8 million in expenses that are included in the basis of the investments. The capitalized items include acquisition related expenses and capitalized interest. Unamortized capitalized expenses totaled $32.8 million and $27.7 million as of December 31, 2020 and December 31, 2019, respectively.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

The following table presents our investment loss (income) for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
White Cliffs	$(1,844)	$(3,107)	$(3,687)
Advantage	(6,103)	(8,159)	(11,880)
Delaware Crossing	3,390	3,061	—
EPIC Crude	26,663	19,152	—
EPIC Y-Grade	38,425	8,381	—
EPIC Propane	300	—	—
Saddlehorn	(24,199)	—	—
Other (1)	(1,741)	(1,580)	(722)
Total Investment Loss (Income)	$34,891	$17,748	$(16,289)
(1)Represents our fee for serving as the operator of Advantage and Delaware Crossing.
Summarized, 100% combined balance sheet information for equity method investments was as follows:

(in thousands)	December 31, 2020	December 31, 2019
Current Assets	$427,337	$304,057
Noncurrent Assets	5,261,349	4,296,648
Current Liabilities	329,779	443,573
Noncurrent Liabilities	2,099,429	1,868,138
Summarized, 100% combined statements of operations for equity method investments was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating Revenues	$760,925	$481,466	$35,153
Operating Expenses	878,579	575,306	11,148
Operating (Loss) Income	(117,654)	(93,840)	24,005
Other Expense (Income)	147,128	41,616	(37)
(Loss) Income Before Income Taxes	(264,782)	(135,456)	24,042
Tax Expense	96	118	171
Net (Loss) Income	$(264,878)	$(135,574)	$23,871

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 7. Intangible Assets
Our intangible assets are as follows:

	December 31, 2020			December 31, 2019
(in thousands)	Gross	Accumulated Amortization (1)	Net	Gross	Accumulated Amortization (1)	Net
Customer Contracts and Relationships	$339,760	$94,250	$245,510	$339,760	$61,860	$277,900
(1)For the years ended December 31, 2020 and 2019, amortization expense related to intangible assets totaled $32.4 million and $32.3 million, respectively.
Estimated future amortization expense related to the intangible assets at December 31, 2020 is as follows:

(in thousands)	December 31, 2020
2021	$32,301
2022	32,301
2023	32,301
2024	32,390
2025	27,871
Thereafter	88,346
Total	$245,510
Note 8. Long-Term Debt
Long-term debt as of December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020		December 31, 2019
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023	$710,000	1.61%	$595,000	3.11%
2018 Term Loan Credit Facility, due July 31, 2021	500,000	1.36%	500,000	2.85%
2019 Term Loan Credit Facility, due August 23, 2022	400,000	1.24%	400,000	2.74%
Finance Lease Obligation (1)	2,063	—%	2,005	—%
Total	1,612,063		1,497,005
Term Loan Credit Facilities Unamortized Debt Issuance Costs	(555)		(1,326)
Total Debt	1,611,508		1,495,679
Less Amounts Due Within One Year
2018 Term Loan Credit Facility, due July 31, 2021, Net	(499,793)		—
Finance Lease Obligation (1)	(2,063)		—
Long-Term Debt	$1,109,652		$1,495,679
(1)See Note 2. Summary of Significant Accounting Policies and Basis of Presentation and Note 14. Commitments and Contingencies.
Revolving Credit Facility We maintain a revolving credit facility to fund working capital and to finance acquisitions and expansion capital expenditures. Our revolving credit facility has a total borrowing capacity of $1.15 billion and as of December 31, 2020, we had $440 million available for borrowing. In 2020, we utilized our revolving credit facility to fund our capital contributions to Saddlehorn, Delaware Crossing, EPIC Crude, EPIC Y-Grade and EPIC Propane.
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
The unused portion of the revolving credit facility is subject to a commitment fee. As of December 31, 2020 and December 31, 2019, the commitment fee rate was 0.275% and 0.275%, respectively. Unamortized debt issuance costs totaled $2.1 million and $3.0 million as of December 31, 2020 and December 31, 2019, respectively, and are recorded within other noncurrent assets in our consolidated balance sheets.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

The revolving credit facility requires us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of December 31, 2020. Certain lenders that are a party to the credit agreement have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for us for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.
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
On July 31, 2018, we entered into a three-year senior unsecured term loan credit facility that permits aggregate borrowings of up to $500 million (the “2018 Term Loan”). Borrowings under the 2018 Term Loan bear interest at a rate equal to, at our option, either (1) a base rate plus an applicable margin between 0.00% and 0.50% per annum or (2) a Eurodollar rate plus an applicable margin between 1.00% and 1.50% per annum. This credit facility is classified within short-term debt on our consolidated balance sheets as it is due on July 31, 2021.
The term loan credit facilities contain customary representations and warranties, affirmative and negative covenants, and events of default that are substantially the same as those contained in our revolving credit facility, including the requirement to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of December 31, 2020. Upon the occurrence and during the continuation of an event of default under the term loan credit facilities, the lenders may declare all amounts outstanding under the term loan credit facilities to be immediately due and payable and exercise other remedies as provided by applicable law.
Note 9. Asset Retirement Obligations
AROs consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our infrastructure assets. Changes in AROs are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Asset Retirement Obligations, Beginning Balance	$37,842	$30,533
Liabilities Incurred	657	1,912
Liabilities Settled	(46)	(131)
Revision of Estimate	1,380	3,686
Accretion Expense (1)	1,739	1,842
Asset Retirement Obligations, Ending Balance	$41,572	$37,842
(1)Accretion expense is included in depreciation and amortization expense in the consolidated statements of operations.
Liabilities incurred in 2020 were primarily related to new pipeline installations in the Mustang IDP area and Delaware Basin. Revisions of estimates were primarily related to an increase in estimated costs associated with the retirement of our CGFs.
Liabilities incurred in 2019 were primarily related to new pipeline installations in the Mustang IDP area, Greeley Crescent IDP area and Delaware Basin. Revisions of estimates were primarily related to an increase in estimated costs associated with the abandonment of Delaware Basin pipelines and an increase in estimated costs associated with the retirement of our CGFs.

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
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems	Fresh Water Delivery	Investments in Midstream Entities	Corporate (1)	Consolidated
Year Ended December 31, 2020
Midstream Services — Affiliate	$331,358	$57,834	$—	$—	$389,192
Midstream Services — Third Party	86,548	7,680	—	—	94,228
Crude Oil Sales — Third Party	281,205	—	—	—	281,205
Total Revenues	699,111	65,514	—	—	764,625
Cost of Crude Oil Sales	270,678	—	—	—	270,678
Direct Operating Expense	80,214	8,663	—	3,510	92,387
Depreciation and Amortization	102,784	2,913	—	—	105,697
Goodwill Impairment	109,734	—	—	—	109,734
Income (Loss) Before Income Taxes	131,003	53,939	(34,891)	(54,802)	95,249
Year Ended December 31, 2019
Midstream Services — Affiliate	$340,269	$77,566	$—	$—	$417,835
Midstream Services — Third Party	83,603	12,591	—	—	96,194
Crude Oil Sales — Third Party	189,772	—	—	—	189,772
Total Revenues	613,644	90,157	—	—	703,801
Cost of Crude Oil Sales	181,390	—	—	—	181,390
Direct Operating Expense	95,743	18,650	—	2,282	116,675
Depreciation and Amortization	94,455	2,526	—	—	96,981
Income (Loss) Before Income Taxes	242,545	68,980	(17,748)	(44,295)	249,482
Year Ended December 31, 2018
Midstream Services — Affiliate	$269,481	$69,266	$—	$—	$338,747
Midstream Services — Third Party	59,153	19,345	—	—	78,498
Crude Oil Sales — Third Party	141,490	—			141,490
Total Midstream Services Revenues	470,124	88,611	—	—	558,735
Direct Operating Expense	79,848	14,269	—	1,735	95,852
Depreciation and Amortization	77,309	2,259	—	—	79,568
Income (Loss) Before Income Taxes	172,826	72,083	16,289	(36,478)	224,720
December 31, 2020
Intangible Assets, Net	$245,510	$—	$—	$—	$245,510
Goodwill	—	—	—	—	—
Total Assets	2,014,935	105,599	904,955	11,707	3,037,196
Additions to Long-Lived Assets	70,118	—	317,229	523	387,870
December 31, 2019
Intangible Assets, Net	$277,900	$—	$—	$—	$277,900
Goodwill	109,734	—	—	—	109,734
Total Assets	2,160,026	91,840	660,778	13,438	2,926,082
Additions to Long-Lived Assets	257,066	7,330	611,325	1,068	876,789
(1)The Corporate segment includes all general Partnership activity not attributable to our operating subsidiaries.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

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
The LTIP limits the number of units that may be delivered pursuant to vested awards to 1,860,000 Common Units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of Common Units will be available for delivery pursuant to other awards. As of December 31, 2020, 1,484,907 Common Units are available for future grant under the LTIP.
Restricted unit activity for the year ended December 31, 2020 was as follows:

	Number of Units	Weighted Average Award Date Fair Value
Awarded and Unvested Units at December 31, 2019	103,355	$36.04
Awarded	145,731	22.40
Vested	(48,809)	36.41
Forfeited	(27,194)	25.92
Awarded and Unvested Units at December 31, 2020	173,083	$26.04
Unit based compensation expense is recorded within general and administrative expense. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, our unit based compensation expense was approximately $2.2 million, $1.1 million, $1.4 million, respectively. As of December 31, 2020, $2.4 million of compensation cost related to all of our unvested restricted units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted-average period of 1.3 years.
Note 12. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

				Distributions
(in thousands except per unit amounts)				Limited Partners
Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Common Unitholders(1)	Subordinated Unitholders (2)	Holder of IDRs (3)	Total
Q4 2017	February 5, 2018	February 12, 2018	$0.4883	$11,566	$7,765	$520	$19,851
Q1 2018	May 7, 2018	May 14, 2018	0.5110	12,103	8,126	819	21,048
Q2 2018	August 6, 2018	August 13, 2018	0.5348	12,668	8,504	1,134	22,306
Q3 2018	November 5, 2018	November 13, 2018	0.5597	13,258	8,901	1,462	23,621
Q4 2018	February 4, 2019	February 11, 2019	0.5858	13,876	9,316	2,421	25,613
Q1 2019	May 6, 2019	May 13, 2019	0.6132	14,534	9,751	3,507	27,792
Q2 2019	August 5, 2019	August 12, 2019	0.6418	25,418	—	4,640	30,058
Q3 2019	November 4, 2019	November 12, 2019	0.6716	26,598	—	5,820	32,418
Q4 2019	February 4, 2020	February 14, 2020	0.6878	62,012	—	—	62,012
Q1 2020	May 8, 2020	May 15, 2020	0.1875	16,906	—	—	16,906
Q2 2020	August 7, 2020	August 14, 2020	0.1875	16,907	—	—	16,907
Q3 2020	November 6, 2020	November 13, 2020	0.1875	16,907	—	—	16,907
(1)Distributions to common unitholders do not include distribution equivalent rights on units that vested under the LTIP.
(2)See Conversion of Subordinated Units, below.
(3)In November 2019, we acquired all of Noble’s IDRs. See Note 3. Transactions with Affiliates.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

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
Cash Distributions On January 22, 2021, the Board of our General Partner declared a quarterly cash distribution of $0.1875 per limited partner unit. The distribution will be paid on February 12, 2021, to unitholders of record on February 5, 2021.
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
Our calculation of net income per limited partner Common and Subordinated Unit is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net Income Attributable to Noble Midstream Partners LP	$134,031	$159,996	$162,734
Less: Net Income Attributable to Incentive Distribution Rights	—	13,967	5,836
Net Income Attributable to Limited Partners	$134,031	$146,029	$156,898

Net Income Allocable to Common Units	$134,031	$123,662	$93,875
Net Income Allocable to Subordinated Units	—	22,367	63,023
Net Income Attributable to Limited Partners	$134,031	$146,029	$156,898

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$1.49	$3.09	$3.96
Subordinated Units	$—	$3.86	$3.96

Net Income Attributable to Limited Partners Per Limited Partner Unit — Diluted
Common Units	$1.49	$3.08	$3.96
Subordinated Units	$—	$3.86	$3.96

Weighted Average Limited Partner Units Outstanding — Basic
Common Units	90,165	40,083	23,686
Subordinated Units	—	5,795	15,903

Weighted Average Limited Partner Units Outstanding — Diluted
Common Units	90,167	40,105	23,701
Subordinated Units	—	5,795	15,903

Antidilutive Restricted Units	184	54	24

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

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
Clean Water Act Matter In January 2021, the United States Department of Justice and the United States Environmental Protection Agency notified the Partnership of potential penalties for alleged Clean Water Act violations at a facility in Weld County, Colorado regarding requirements for Spill Prevention and Countermeasures Plan and Facility Response Plan. The parties are negotiating a resolution of this matter. Resolution of these alleged violations may result in the payment of a civil penalty of $300,000 or more. Given the ongoing status of negotiations, we are currently unable to predict the ultimate outcome of this matter, but believe the resolution will not have a material adverse effect on our financial position, results of operations or cash flows.
Crude Oil Purchase Commitments An affiliate of Black Diamond enters into agreements to purchase crude oil from producers at market-based prices. The agreements do not contain provisions regarding fixed or minimum quantities of crude oil to be purchased.
Minimum commitments as of December 31, 2020 are as follows:

(in thousands)	Future Minimum Finance Lease Payments	Future Minimum Operating Lease Payments	Purchase Obligations (1)	Transportation Fees (2)	Surface Lease Obligations	Total
2021	$2,063	$260	$2,064	$34,101	$217	$38,705
2022	—	—	—	34,195	176	34,371
2023	—	—	—	34,879	176	35,055
2024	—	—	—	35,954	176	36,130
2025	—	—	—	36,576	176	36,752
2026 and Beyond	—	—	—	26,072	3,698	29,770
Total	$2,063	$260	$2,064	$201,777	$4,619	$210,783
(1)Purchase obligations represent contractual agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)We have entered into long-term agreements with unaffiliated third parties to satisfy a substantial portion of our transportation commitment.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Notes to Consolidated Financial Statements

Note 15. Income Taxes
We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin, and we recorded a de minimis state tax provision for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current	$(161)	$541	$1,323
Deferred	544	3,474	6,678
Tax Provision (1)	$383	$4,015	$8,001
Effective Tax Rate	0.4%	1.6%	3.6%
(1)A substantial portion of our tax provision represents federal income taxes associated with the assets contributed in the Drop-Down and Simplification Transaction.
Net deferred tax liabilities were de minimis at December 31, 2020 and December 31, 2019.

Table of Contents	Noble Midstream Partners LP
Index to Financial Statements	Supplemental Quarterly Financial Information
(Unaudited)
Supplemental quarterly financial information is as follows:

(in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Total Revenues	$224,045	$145,950	$187,365	$207,265
Operating Income	(25,101)	61,431	62,071	58,309
Income Before Income Taxes	(37,367)	50,732	38,902	42,982
Net Income	(37,516)	50,860	38,736	42,786
Net Income Attributable to Limited Partners	10,103	48,236	35,784	39,908

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$0.11	$0.53	$0.40	$0.44
Year Ended December 31, 2019
Total Revenues	$160,702	$170,660	$181,674	$190,765
Operating Income	71,987	60,564	81,271	69,644
Income Before Income Taxes	69,100	56,494	71,698	52,190
Net Income	67,791	55,763	70,519	51,394
Net Income Attributable to Limited Partners	40,052	31,769	34,812	39,396

Net Income Attributable to Limited Partners Per Limited Partner Unit — Basic
Common Units	$1.01	$0.79	$0.88	$0.65
Subordinated Units	1.01	0.84	—	—

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
Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020. Based on our assessment, our internal controls over financial reporting were effective. There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management of Noble Midstream Partners LP
We are managed by the directors and executive officers of our General Partner. Our General Partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Chevron indirectly owns all of the membership interests in our General Partner. Our unitholders are not entitled to elect the directors of our General Partner’s board of directors or to directly or indirectly participate in our management or operations.
In evaluating director candidates, Chevron will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the ability of our board of directors to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors of our General Partner to fulfill their duties.
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
Director Independence
As a publicly traded partnership, we qualify for, and are relying on, certain exemptions from Nasdaq corporate governance requirements, including:
•the requirement that a majority of the board of directors of our General Partner consist of independent directors;
•the requirement that the board of directors of our General Partner have a nominating/corporate governance committee that is composed entirely of independent directors; and
•the requirement that the board of directors of our General Partner have a compensation committee that is composed entirely of independent directors.
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
Conflicts Committee
In January 2017, we established a standing conflicts committee of the board of directors of our General Partner. The board of directors of our General Partner will delegate the conflicts committee authority, from time to time, to review, in accordance with the terms of our partnership agreement, specific matters that may involve a potential conflict of interest between our General Partner or any of its affiliates, on the one hand, and us or any of our subsidiaries or partners, on the other hand. The board of directors of our General Partner determines whether to refer a matter to the conflicts committee on a case-by-case basis.
The conflicts committee is comprised of three members of the board of directors of our General Partner. The members of the conflicts committee are Mr. Salinas (Chairperson), Ms. Vanderhider and Mr. Viens. The members of our conflicts committee may not be officers or employees of our General Partner or directors, officers, or employees of any of its affiliates, and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors.
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
Non-Management Executive Sessions and Unitholder Communications
During the fiscal year ended December 31, 2020, the non-management directors met four times in executive session. Ms. Vanderhider, as Chair of the Audit Committee, acted as presiding director in such sessions.
Unitholders and interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at Noble Midstream Partners LP, 1001 Noble Energy Way, Houston, Texas 77070. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
During the fiscal year ended December 31, 2020, our board of directors had ten meetings and our audit committee had four meetings. All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings. Each of our directors attended all of the meetings of the board of directors and audit committee on which such director served.
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

Name	Age	Position with Our General Partner
Robin H. Fielder	40	President, Chief Executive Officer and Director
Colin E. Parfitt	56	Chairman of the Board of Directors
Alana K. Knowles	56	Director
Stephen W. Green	63	Director
Andrei F.B. Behdjet	48	Director
Hallie A. Vanderhider	63	Director
Martin Salinas, Jr.	49	Director
Andrew E. Viens	66	Director
Thomas W. Christensen	38	Chief Financial Officer and Chief Accounting officer
Aaron G. Carlson	54	General Counsel and Secretary
Robin H. Fielder was appointed to the board of directors of our General Partner in August 2020. Ms. Fielder serves as President and Chief Executive Officer of our General Partner since October 2020 after serving as President and Chief Operating Officer of our General Partner since January 2020. She previously served as President, Chief Executive Officer and Director of the general partners of Western Midstream Operating LP (formerly Western Gas Partners LP) and Western Midstream Partners LP (formerly Western Gas Equity Partners LP) from January 2019 to August 2019, and as President and Director of the general partners from November 2018 to January 2019. Ms. Fielder also served as Senior Vice President, Midstream of Anadarko Petroleum Corporation (“Anadarko”) from November 2018 to August 2019. Prior to these positions, she served in positions of increasing responsibility at Anadarko, including Vice President, Investor Relations from September 2016 to November 2018, Midstream Corporate Planning Manager from December 2015 to September 2016, Director, Investor Relations from June 2014 to December 2015 and General Manager, Carthage/North Louisiana from June 2013 to June 2014. Prior to serving in these roles, Ms. Fielder held various exploration and operations engineering positions at Anadarko in both the U.S. onshore and the deepwater Gulf of Mexico. She holds a Bachelor of Science in Petroleum Engineering from Texas A&M University and is a registered Professional Engineer in the State of Texas and a member of the Society of Petroleum Engineers. We believe Ms. Fielder’s industry and financial experience provides the board of directors of our General Partner with valuable experience and insight.
Colin E. Parfitt was appointed as chairman of the board of directors of our General Partner in October 2020. Mr. Parfitt serves as Vice President of Midstream at Chevron Corporation, a position he has held since March 2019. Mr. Parfitt was President of Chevron Supply and Trading from June 2013 to February 2019. Mr. Parfitt joined Chevron in 1995 as Manager, Crude Oil Trading, with Chevron International Oil Company based in London. He earned a Bachelor’s Degree in Economics from the University of Exeter in England and a Master’s Degree in Business Administration from Henley Management College in England. We believe Mr. Parfitt’s extensive knowledge of the oil and gas industry and executive leadership experience provides the board of directors of our General Partner with valuable experience and insight.
Alana K. Knowles was appointed to the board of directors of our General Partner in October 2020. Ms. Knowles serves as Vice President of Finance, Downstream & Chemicals and Midstream, at Chevron Global Downstream LLC, a position she has held since October 1, 2020. She was Vice President – Finance for Downstream & Chemicals at Chevron Global Downstream LLC from February 2019 to September 2020. Prior roles more recently include Assistant Treasurer, Opco Financing for Chevron Corporation from June 2017 to January 2019, and Comptroller, Chevron Global Downstream & Chemicals from May 2015 to May 2017. Ms. Knowles began her career with Chevron in 1988, supporting North America Upstream in an accounting and finance capacity, followed by various positions of increasing responsibility, including Manager of the Money Markets Group in Corporate Treasury, Finance Manager at the Richmond, California Refinery, Manager of Investor Relations in Corporate Finance, Vice-President of Finance, Chevron Gas & Midstream. Ms. Knowles earned a Bachelor’s Degree in Business Administration from California State University Sacramento. We believe Ms. Knowles industry and financial experience provides the board of directors of our General Partner with valuable experience in our industry and financial and accounting matters.
Stephen W. Green was appointed to the board of directors of our General Partner in October 2020. Mr. Green serves as President of Chevron North America Exploration and Production Company, a position he has held since March 2019. Mr. Green served as President of Chevron Asia Pacific Exploration and Production from March 2016 until March 2019. Prior to that, Mr. Green served as Vice President of Policy, Government and Public Affairs for Chevron Corporation from March 2011 until March 2016. From 2008 to 2011, Mr. Green served as president of Chevron Indonesia and managing director of the Chevron IndoAsia Business Unit. Mr. Green joined Chevron in 2005, as a result of Chevron’s merger with Unocal Corporation and was Chief Executive Officer of Unocal Thailand, Ltd., and Vice President of International Energy Operations for Myanmar, Thailand and Vietnam. Mr. Green earned a Bachelor’s Degree in Engineering from Texas A&M University in 1980 and completed the Stanford Graduate School of Business Executive Program in 2003. We believe Mr. Green’s extensive knowledge of the oil and gas industry and executive leadership experience provides the board of directors of our General Partner with valuable experience and insight.
Andrei F.B. Behdjet was appointed to the board of directors of our General Partner in October 2020. Mr. Behdjet serves as Vice President and General Counsel of Chevron’s Downstream, Chemicals & Midstream businesses, a position he has held since July 2015. In addition to overseeing the legal support for Downstream, Chemicals and Midstream businesses, Mr. Behdjet is also responsible for Chevron’s Environmental & Safety and Intellectual Property legal practice groups. He is a member of Chevron’s Downstream & Chemicals Leadership Team, Midstream Leadership Team and Law Function Executive Committee. Prior to his current role, Mr. Behdjet was based in Singapore and was responsible for legal support for Chevron’s Downstream & Chemicals business in Asia, Africa and the Middle East. Before joining Chevron in 2002, Mr. Behdjet practiced at law firms in San Francisco and Palo Alto, where he specialized in corporate transactions, focusing on mergers & acquisitions and private company investments. He holds a law degree from the University of the Pacific and a bachelor’s degree in Business (Finance) from the California State University, Sacramento. We believe Mr. Behdjet’s industry and legal experience provides the board of directors of our General Partner with valuable experience in our strategic, risk and legal matters.
Hallie A. Vanderhider was appointed to the board of directors of our General Partner in September 2016 and serves as chair of the audit committee and a member of the conflicts committee. Ms. Vanderhider currently serves as Managing Director of SFC Energy Management since January 2016 and as a director of EQT Corporation and Oil States International, Inc. since July 2019. She previously served as Managing Partner of Catalyst Partners, from May 2013 to June 2018, and as the President and Chief Operating Officer of Black Stone Minerals Company, from October 2007 to May 2013. She joined Black Stone in 2003 and served as Executive Vice President and Chief Financial Officer until being appointed as the President and Chief Operating Officer in 2007. Ms. Vanderhider served as Chief Financial Officer of EnCap Investments and served in a variety of positions at Damson Oil Corp., including as Chief Accounting Officer. In addition, she served on, or is serving on, the following boards: Mississippi Resources, from August 2014 to February 2016; PetroLogistics GP, from April 2013 to July 2014; Bright Horizons, from October 2013 to January 2016; Grey Rock Energy Management, from August 2013 to present; Armor Energy, from May 2016 to present; Frostwood Energy, from May 2016 to present; and Greystone Petroleum, from May 2016 to December 2019. We believe that Ms. Vanderhider’s experience with master limited partnerships, the natural resource industry and financial statements provides the board of directors of our General Partner with valuable experience with respect to our industry and financial matters.
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
Andrew E. Viens was appointed to the board of directors of our General Partner in June of 2017. Mr. Viens was President, Global Marketing, for Phillips 66 until April 15, 2015, when he retired. He has 36 years of experience in various roles throughout the oil and gas and downstream industries. Mr. Viens was also a director on the DCP Midstream board from July 2012 until his retirement in April 2015. Before joining Phillips 66 in May 2012, he had held the same role with ConocoPhillips since March 2010. He had served as President, U.S. Marketing since May 2009. Previously, he held the position of General Manager, Commercial Marine from March 2007 to April 2009. He was appointed Manager, Heavy Products Trading in October 2003 after working as General Manager, Business Optimization. Prior to his career with ConocoPhillips, Viens worked for Tosco, and from April 1999 to the Phillips Petroleum acquisition of Tosco and through the Conoco and Phillips merger, he served as Manager of Wholesale Marketing and Diversified Business. His Tosco career had started in 1997 when he moved to Tempe as Manager of Product Supply and Trading. We believe Mr. Viens’s extensive marketing and downstream experience provides the board of directors of our General Partner with valuable knowledge and insight.

Thomas W. Christensen was appointed Chief Financial Officer of our General Partner in September 2019 after serving as interim Chief Financial Officer since July 2019. Mr. Christensen previously held the position of Chief Accounting Officer of Noble Midstream from August 2016 to October 2019 and resumed the position in August 2020. He served as Corporate Finance Manager in Noble Energy’s Treasury group and joined Noble Energy upon its acquisition of Rosetta Resources in July 2015. While at Rosetta, Mr. Christensen served in positions of increasing responsibility, including most recently serving as its Assistant Controller overseeing SEC reporting, corporate accounting, income taxes and technical accounting matters. He began his career as an auditor in PricewaterhouseCoopers’s energy practice in Houston. Mr. Christensen is also a certified public accountant.
Aaron G. Carlson was appointed General Counsel and Secretary of our General Partner in June 2019. Mr. Carlson joined Noble Energy, Inc. in April 2003 after spending seven years in private practice. He served in roles of increasing responsibility within Noble Energy’s Legal Department, including Vice President, Deputy General Counsel and Corporate Secretary through May 2018, before serving in Noble Energy roles of Vice President of Land, Marketing and Production Reporting from May 2018 to July 2019 and Vice President of Land from July 2019 to July 2020.
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
Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that the Insiders complied with all filing requirements with respect to transactions in our equity securities during 2020.

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
Named Executive Officers
For 2020, our Named Executive Officers (“Named Executive Officers” or “NEOs”) were:
•Robin H. Fielder, Chief Executive Officer and President;
•Thomas W. Christensen, Chief Financial Officer and Chief Accounting Officer;
•Aaron G. Carlson, General Counsel and Secretary;
•Brent J. Smolik, Former Chief Executive Officer and Chief Operating Officer; and
•Phillip S. Welborn, Former Chief Accounting Officer.
Ms. Fielder was appointed Chief Executive Officer and President in October 2020 succeeding Mr. Smolik. Ms. Fielder previously served as Chief Operating Officer and President of our General Partner from January 2020 to October 2020. During 2020, Ms. Fielder devoted substantially all of her time to managing our business and affairs.
Mr. Christensen was appointed Chief Accounting Officer in August 2020 effective with Mr. Welborn's resignation and has served as Chief Financial Officer of our General Partner since June 2019. Mr. Christensen devotes substantially all of his time to us and our General Partner.
Mr. Carlson was appointed as General Counsel and Secretary of our General Partner in June 2019. During 2020, Mr. Carlson devoted approximately 80% of his time to managing our business and affairs.
Mr. Smolik resigned from his position as Chief Executive Officer and Chief Operating Officer of our General Partner in October 2020 in connection with the Chevron Merger. Before his resignation, Mr. Smolik devoted approximately 25% of his time to managing our business and affairs. As a result of the Chevron Merger, Mr. Smolik’s employment was terminated following a change in control in November 2020.
Mr. Welborn resigned from his position as Chief Accounting Officer of our General Partner in August 2020 to assume a new role within Noble. Before his resignation, Mr. Welborn devoted substantially all of his time to us and our General Partner. During September 2020, Mr. Welborn resigned from Noble to pursue other opportunities.
In February 2021, the titles for Messrs. Carlson and Christensen were revised as follows: Mr. Carlson was appointed as Senior Vice President, General Counsel and Corporate Secretary, and Mr. Christensen was appointed as Senior Vice President, Chief Financial Officer and Chief Accounting Officer.
Resignations and Change of Control
In connection with Mr. Welborn’s resignation from Noble, all unvested equity awards were forfeited, he did not receive any cash severance payments and he was not eligible to receive a payout under Noble’s short-term incentive plan (the “STIP”). Additionally, all outstanding and exercisable stock options in Chevron held by Mr. Welborn will expire on the first anniversary of his resignation date.
As a result of Mr. Smolik’s termination of employment following a change in control in November 2020, Mr. Smolik received the following payments: (i) an amount in cash equal to his Annual Cash Compensation (as defined in the Executive COC Severance Plan) multiplied by 2.5, (ii) an amount in cash equal to his pro-rata target bonus for 2020, (iii) reimbursement for outplacement services up to $15,000, (iv) an amount in cash equal to the monthly cost of continuation coverage for welfare benefit coverages, less his monthly premium multiplied by 30 months. All outstanding equity or equity-based awards held by Mr. Smolik vested in full (with any performance conditions deemed achieved at target). Additionally, all outstanding and exercisable stock options in Chevron held by Mr. Smolik will expire on the earliest to occur of (i) the expiration date of the stock option or (ii) the fifth anniversary of his resignation date. Further, Mr. Smolik’s unvested balance in his Noble 2005 Deferred Compensation Plan account was fully vested and will be paid out in accordance with the Noble 2005 Deferred Compensation Plan. The payments Mr. Smolik received in connection with his termination of employment are quantified below under “Potential Payments Upon Termination or a Change of Control – Resignations During Fiscal Year 2020.”
Elements of Compensation and Overview
Noble provides compensation to our executives in the form of base salaries, annual short-term cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements. Noble aims to balance at-risk or contingent compensation, provided in the form of annual short-term cash incentive awards and long-term equity incentive awards, with fixed compensation, provided in the form of a base salary. For 2020, a substantial portion of the target compensation of each of our Named Executive Officers was at-risk.
The following discussion sets forth a more detailed explanation of the elements of Noble’s compensation programs as they relate to our Named Executive Officers.
Base Salary
Base salary is designed to provide a competitive fixed rate of pay recognizing employees’ different levels of responsibility and performance. In setting an executive’s base salary, several factors are considered, including external market data, the executive’s role and responsibilities, and the executive’s skills, experience, expertise and performance. The table below sets forth the base salary as of December 31, 2020, other than with respect to Messrs. Smolik and Welborn, for which it provides the base salary of such Named Executive Officers as of their respective resignation dates. The amounts set forth below are pro-rated to reflect the portion of the Named Executive Officer expense allocated to us by Noble based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business, as described above under “Named Executive Officers.”

Name	Base Salary
Robin H. Fielder	$415,000
Thomas W. Christensen	250,000
Aaron G. Carlson	231,624
Brent J. Smolik	159,375
Phillip S. Welborn	190,000
As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Noble lowered executive leadership salaries by 10% to 20% during 2020. The salary adjustments impacted Ms. Fielder and Messrs. Carlson and Smolik. Ms. Fielder’s salary was reduced by 15%, Mr. Carlson’s salary was reduced by 10% and Mr. Smolik’s salary was reduced by 15%.
As mentioned above, Ms. Fielder was appointed Chief Executive Officer and President in October 2020. In connection with her appointment, her base salary, prior to the adjustment described above, was increased by 3.75%.

Short-Term Incentive Plan
Our Named Executive Officers are eligible to receive awards under the STIP. The STIP provides participants with an opportunity to earn performance-based annual cash bonus awards. Target annual bonus levels are established at or before the beginning of each year by Noble and are based on a percentage of the NEO’s base salary. The table below provides the annual bonus targets for the Named Executive Officers for 2020.

Name	Target (as a % of Base Salary)
Robin H. Fielder	65%
Thomas W. Christensen	35%
Aaron G. Carlson	45%
Brent J. Smolik	110%
Phillip S. Welborn	30%
The 2020 STIP, as designed, was weighted 60% on quantitative measures and 40% on qualitative measures. The performance goals were designed to motivate performance and compensate employees for annual contributions. In connection with the acquisition of Noble by Chevron in October 2020, and pursuant to the Chevron Merger Agreement, the Noble Board amended the STIP to provide that each participant thereunder would receive a bonus for the 2020 plan year performance period through the closing of the Chevron Merger in an amount that is equal to the amount of such participant’s target bonus under the STIP for the 2020 plan year, pro-rated through the close of the Chevron Merger on October 5, 2020 (the “Closing Date”). For the period after the Closing Date and through December 31, 2020, the NEO’s STIP was based upon such participant’s target bonus under the STIP for the 2020 plan year, multiplied by the Chevron performance factor, and pro-rated for the post-closing period. For more information regarding the Chevron performance factor, including a discussion of the performance metrics on which it is based, read Chevron’s 2021 Proxy Statement (which is not, and shall not, be deemed to be incorporated by reference herein).
2020 STIP Payments
The cash payout under the STIP is expected to occur in March 2021, and the following table shows the final STIP payouts to our Named Executive Officers who are eligible for such payment, pro-rated to reflect the portion of the Named Executive Officer expense allocated to us by Noble based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business, as described above under “Named Executive Officers”:

	2020 STIP Payment
Name	Noble Portion	Chevron Portion
Robin H. Fielder	$165,000	$53,063
Thomas W. Christensen	67,308	17,668
Aaron G. Carlson	84,632	21,047
Long-Term Equity-Based Compensation Awards
Our Named Executive Officers are eligible to receive awards under the LTIP and under Noble’s long-term equity compensation programs.
Time-Based Restricted Units
The board of directors of our General Partner grants time-based restricted units under our LTIP to provide a retention incentive to the Named Executive Officers and to align the interests of our Named Executive Officers with our unitholders.
In January 2020, Ms. Fielder and Messrs. Christensen, Carlson and Welborn received a grant of time-based restricted units under the LTIP. The restricted units will vest, subject to the conditions set forth in the applicable award agreements, as follows:

Vesting Date	Portion of the Restricted Units that Become Vested
January 31, 2021	1/3
January 31, 2022	1/3
January 31, 2023	1/3

Noble Equity Compensation Awards
Under the Noble Energy, Inc. 1992 Stock Option and Restricted Stock Plan (the “1992 Plan”), as amended from time to time, and subsequently superseded and replaced by the Noble Energy, Inc. 2017 Long-Term Incentive Plan (the “2017 Plan”), as amended from time to time, our Named Executive Officers may receive grants of stock options, restricted stock, phantom units and performance share awards. Equity‑based awards under the 2017 Plan received by our Named Executive Officers in 2020 included time-based restricted shares, time-based phantom units, and performance share awards.
In January 2020, all of our Named Executive Officers received a grant of time-based restricted shares under the 2017 Plan. These time-based restricted shares also provide the award holder with the right to receive dividend equivalents equal to the dividends paid with respect to the number of shares of common stock subject to such restricted shares, which are also paid upon vesting. The time-based restricted shares will vest, subject to the terms set forth in the applicable award agreements, as follows:

Vesting Date	Portion of the Restricted Shares that Become Vested
January 31, 2021	1/3
January 31, 2022	1/3
January 31, 2023	1/3
In January 2020, Ms. Fielder and Messrs. Smolik and Carlson received a grant of performance awards. These performance awards were scheduled to vest in full on the third anniversary of the grant date based on the achievement of certain performance metrics and subject to the executive’s continuous employment through the vesting date. These performance awards were later converted into time-based awards, as described below.
In January 2020, all of our Named Executive Officers received a grant of phantom units. Phantom units are the economic equivalent of one share of Noble stock. The phantom units also provide the award holder with the right to receive dividend equivalents equal to the dividends paid with respect to the number of shares of common stock subject to such phantom units, which are also paid upon vesting. The phantom units vest, subject to the terms set forth in the applicable award agreements, as follows:

Vesting Date	Portion of the Phantom Units that Become Vested
January 31, 2021	1/3
January 31, 2022	1/3
January 31, 2023	1/3
The vesting period for long-term incentive awards awarded under the 1992 Plan and 2017 Plan is typically three years to ensure that these awards incentivize and reward longer-term performance. In connection with the closing of the Chevron Merger, the 1992 Plan and 2017 Plan were assumed by Chevron, and outstanding awards held by our Named Executive Officers were converted into comparable awards relating to our Chevron’s common stock, with performance conditions under the outstanding Noble performance share awards determined based on target performance, as required by the terms of the Chevron Merger Agreement. For more information regarding the awards made pursuant to the equity plans maintained by Noble and the types of awards granted thereunder, read Noble’s 2020 Proxy Statement filed on March 10, 2020.
Cash Retention Awards
In connection with the Chevron Merger and in light of the importance of preserving value and managing risk during the pendency of the transaction and in order to ensure successful integration, the Noble board of directors designed a pool of funds (the “Pool” or the “Retention, Recognition, and Integration Pool”) to achieve those goals, in an aggregate amount of $40,000,000 cash. The Compensation, Benefits, and Stock Option Committee of the Noble board of directors (the “Noble Compensation Committee”) was given authority to oversee the Pool and determine the recipients and allocations thereunder. Through a comprehensive evaluation process, the Noble Compensation Committee identified the employees necessary to retain and incentivize to ensure the continued successful operation of the business through the closing of the Chevron Merger, to mitigate risk and to achieve a successful integration with Chevron. The allocation made to each executive officer eligible to receive a retention award under this Pool is payable in two separate cash installments, with (i) 50% payable on the Closing Date, and (ii) 50% payable on the earlier to occur of (x) the date that is 90 days following the Closing Date, subject to the executive officer’s continued employment and efforts through such date, or (y) the date of such executive officer’s qualifying termination of employment following the Closing Date, which is defined as a termination by the employer without “Cause” (and not due to death, disability, or retirement) or a termination by the executive for “Good Reason.”

Under this Pool, our Named Executive Officers were awarded the following amounts, pro-rated to reflect the portion of the Named Executive Officer expense allocated to us by Noble based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business, as described above under “Named Executive Officers”:

Name	Retention Amount
Robin H. Fielder	$400,000
Thomas W. Christensen	75,000
Aaron G. Carlson	152,000
Brent J. Smolik	687,500
Phillip S. Welborn	125,000
In connection with the consummation of the Chevron Merger, the Board appointed Ms. Fielder as President and CEO of the Company and provided her with a one-time $200,000 sign-on bonus.
Retirement and Additional Benefits
Our Named Executive Officers are also eligible to participate in the employee benefit plans and programs that Noble offers to its employees, subject to the terms and eligibility requirements of those plans. During 2020, our Named Executive Officers participated in Noble’s 401(k) plan. Noble provides dollar-for-dollar matching contributions up to 6% of a participant’s eligible compensation. In addition, Noble makes the following age-weighted contributions to the 401(k) plan for each participant, including the Named Executive Officers:

Age of Participant	Contribution Percentage (Below the Social Security Wage Base)	Contribution Percentage (Above the Social Security Wage Base)
Under 35	4%	8%
At Least 35 but Under 48	7%	10%
48 and Over	9%	12%
In addition, Ms. Fielder and Messrs. Smolik and Carlson were eligible to participate in the Noble Energy, Inc. 2005 Deferred Compensation Plan (the “Noble 2005 Deferred Compensation Plan”) in 2020, under which participants may elect to defer portions of their salary and bonus and to receive certain matching, age-weighted and transition contributions that would have been made to Noble’s 401(k) plan, if the 401(k) plan had not been subject to the Internal Revenue Code of 1986, as amended (the “Code”), compensation and contribution limitations.
Post-Employment Compensation Programs
Noble maintains the Noble Energy, Inc. 2016 Change of Control Severance Plan (the “COC Severance Plan”) and the Noble Energy Inc. 2016 Change of Control Severance Plan for Executives (the “Executive COC Severance Plan,” and collectively with the COC Severance Plan, the “COC Plans”), in order to help mitigate possible disincentives to pursue value-added merger or acquisition transactions where post-transaction employment prospects may be uncertain. Ms. Fielder and Mr. Smolik participate in the Executive COC Severance Plan and Messrs. Christensen, Carlson and Welborn participate in the COC Severance Plan. The COC Plans provide for certain severance benefits upon an involuntary termination of employment within two years (and in certain circumstances, only one year) following a change of control of Noble. In 2020, Noble also maintained the 2016 Severance Benefit Plan, which provides for severance benefits to certain eligible employees, including our Named Executive Officers, upon their termination of employment in connection with a designated reduction in force. However, no Named Executive Officer became entitled to a benefit under this plan in 2020 or was eligible for a potential benefit under this plan in 2020 following the Chevron Merger.
Pursuant to the terms of the restricted unit awards held by our Named Executive Officers, upon an involuntary termination of employment following a change in control or upon the executive’s death or disability, the restricted units will accelerate and become fully vested. Additionally, the stock options granted to our Named Executive Officers by Noble become fully exercisable upon certain terminations of employment, and the restricted shares and phantom units will accelerate and become fully vested upon certain terminations of employment, with performance based on actual performance. However, in connection with the Chevron Merger and pursuant to the Chevron Merger Agreement, all outstanding Noble equity awards were converted into comparable awards of Chevron with the performance shares converting into time-based awards based on the achievement of target performance.
See “Potential Payments Upon Termination or a Change of Control” below for more detail regarding the post-employment compensation arrangements covering our Named Executive Officers as of December 31, 2020.

Other Compensation Items
Tax and Accounting Implications
We account for equity compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, which require us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation, such as the compensation reimbursed pursuant to our Operational Services Agreement, as an expense at the time the obligation is accrued. The board of directors of our General Partner has taken into account the tax implications to us in its decision to grant equity incentive awards in the form of restricted units, as opposed to options or unit appreciation rights.
Unit Ownership Guidelines
We maintain unit ownership guidelines for our officers and non-employee directors. We believe that these guidelines reinforce the alignment of the long‑term interests of our Named Executive Officers and unitholders and help discourage excessive risk-taking. Each Named Executive Officer is expected to hold Common Units with a value equal to at least their base salary. The Named Executive Officers have five years from the later of (i) the date of appointment and (ii) the date of our initial public offering to achieve compliance. Named Executive Officers who are not in compliance with the unit ownership guidelines will be required to retain 50% of any net units they subsequently acquire upon vesting until the required ownership multiple is achieved. As of February 5, 2021, all Named Executive Officers were in compliance with the guidelines or were within the permitted time frame to come into compliance with the guidelines.
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

Submitted by:	Robin H. Fielder
Colin E. Parfitt
Alana K. Knowles
Stephen W. Green
Andrei F.B. Behdjet
Hallie A. Vanderhider
Martin Salinas, Jr.
Andrew E. Viens

Summary Compensation Table
The following summarizes the total compensation paid to our Named Executive Officers for their services to us during the fiscal years ending December 31, 2020, December 31, 2019, and December 31, 2018. Except as specifically noted, the amounts included in the table below reflect the portion of the expense allocated to us by Noble based on the percentage of each Named Executive Officer’s overall working time was devoted to our business for the applicable fiscal year, as described above under “Compensation Discussion and Analysis—Named Executive Officers” and in the footnotes below.

Name and Principal Position	Year	Salary	Bonus (6)	Stock Awards (7)	Option Awards (8)	Non-Equity Incentive Compensation (9)	All Other Compensation (10)	Total
Robin H. Fielder (Chief Executive Officer and President) (1)	2020	$362,692	$565,000	$999,959	$—	$53,063	$67,853	$2,048,567
Brent J. Smolik (Chief Executive Officer and Director) (2)	2020	179,491	687,500	1,124,992	—	—	2,732,587	4,724,570
	2019	187,500	—	976,760	153,749	408,375	54,471	1,780,855
Thomas W. Christensen (Chief Financial Officer) (3)	2020	259,615	104,808	187,202	—	17,668	55,541	624,834
	2019	221,366	—	339,698	—	174,150	59,434	794,648
	2018	194,070	—	85,374	—	53,485	34,985	367,914
Aaron G. Carlson (General Counsel & Secretary) (4)	2020	250,431	160,632	321,705	—	21,047	62,628	816,443
	2019	160,406	—	209,012	—	138,905	43,969	552,292
Philip S. Welborn (Chief Accounting Officer) (5)	2020	157,207	—	114,908	—	—	9,432	281,547
	2019	105,912	—	37,176	—	17,243	10,591	170,922
(1)Ms. Fielder was appointed Chief Executive Officer effective October 5, 2020. Prior to her appointment as Chief Executive Officer, Ms. Fielder served as President and Chief Operating Officer of our General Partner. Compensation reported for 2020 reflects amounts paid to Ms. Fielder in her roles both before and after her appointment as our Chief Executive Officer. Both before and after her appointment as Chief Executive Officer, Ms. Fielder devoted substantially all of her overall working time to our business in 2020. Therefore, the amounts disclosed for 2020 are reported in full, without any proration.
(2)Mr. Smolik served as Chief Executive Officer from August 2019 until his resignation in connection with the Chevron Merger in October 2020. Compensation presented for 2020 represents the period from January 2020 until his termination of employment in November 2020. Before his resignation, Mr. Smolik devoted approximately 25% of his overall working time to our business and the amounts reported for 2020 and 2019 are prorated to reflect this.
(3)Mr. Christensen devotes substantially all of his overall working time to our business. Therefore, the amounts disclosed for 2020, 2019 and 2018 are reported in full, without any proration.
(4)Mr. Carlson devoted approximately 80% and 50% of his overall working time to our business for 2020 and 2019, respectively, and the amounts reported are prorated to reflect this.
(5)Mr. Welborn served as our Chief Accounting Officer from October 2019 until his resignation in August 2020. Compensation presented for 2020 represents the period from January 2020 until his departure from Noble in September 2020. Prior to his resignation, Mr. Welborn devoted substantially all of his overall working time to our business. Therefore, the amounts reported for 2019 and the portion of 2020 prior to Mr. Welborn’s resignation are reported in full, without any proration.
(6)Amounts in this column reflect (i) the amount allocable to us of payments to the Named Executive Officers under the Noble STIP, which amounts were paid based on each individual’s target STIP opportunity, but pro-rated through the Closing Date and pursuant to the Chevron Merger Agreement in the following amounts: $165,000 to Ms. Fielder, $67,308 to Mr. Christensen, and $84,632 to Mr. Carlson, (ii) the payments to Ms. Fielder and Messrs. Smolik, Christensen and Carlson pursuant to the Retention, Recognition and Integration Pool and (iii) a one-time $200,000 sign-on bonus paid to Ms. Fielder in connection with her appointment as our Chief Executive Officer. The amounts of the retention awards earned in 2020 were as follows: $200,000 for Ms. Fielder, $687,500 for Mr. Smolik, $37,500 for Mr. Christensen and $76,000 for Mr. Carlson. Mr. Welborn was not eligible to receive a retention payment or a payment under the STIP in 2020 as a result of his resignation.
(7)The amounts in this column reflect the aggregate grant date fair value of phantom units and restricted stock awarded under the 2017 Plan and of restricted units awarded under our LTIP, each of which were computed in accordance with FASB ASC Topic 718.
(8)The amounts in this column reflect the aggregate grant date fair value of non-qualified stock options granted under the 2017 Plan computed in accordance with FASB ASC Topic 718.
(9)Reflects payments under the STIP based on the achievement of certain performance goals during the applicable fiscal year.
(10)All other compensation for 2020 includes the following payments and benefits:

Name	401(k) Matching Contributions	401(k) Retirement Savings Contributions	Deferred Compensation Plan Registrant Contributions (a)	Accrued Dividends	Severance Payments	Total All Other Compensation
Robin H. Fielder	$17,100	$20,400	$16,400	$13,953	$—	$67,853
Brent J. Smolik	4,275	—	6,494	—	2,721,818	2,732,587
Thomas W. Christensen	15,577	21,831	—	18,133	—	55,541
Aaron G. Carlson	13,680	16,320	25,453	7,175	—	62,628
Phillip S. Welborn	9,432	—	—	—	—	9,432
(a)The following amounts were credited to the following Named Executive Officer’s accounts under the Noble 2005 Deferred Compensation Plan:

	Year	Matching Contribution	Transition Contribution	Retirement Savings Contribution	Total Deferred Compensation Plan Registrant Contributions
Robin H. Fielder	2020	$4,662	$—	$11,738	$16,400
Brent J. Smolik	2020	6,494	—	—	6,494
Aaron G. Carlson	2020	—	15,026	10,427	25,453
Grants of Plan-Based Awards
The table below sets forth information regarding grants of plan-based awards made to our Named Executive Officers during 2020. Except for the restricted units granted under our LTIP, the number of securities and dollar amounts set forth in the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2020, as described above under “Compensation Discussion and Analysis—Named Executive Officers.”

Name	Approval Date (1)	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)(4)			All Other Stock Awards: Number of Shares or Units (#)		Grant Date Fair Value of Stock and Option Awards (8)
			Threshold	Target	Max	Threshold (#)	Target (#)	Max (#)
Robin H. Fielder	1/28/2020	1/31/2020	$—	$269,750	$—	—	—	—	—		$—
	1/28/2020	1/31/2020	—	—	—	12,645	25,290	50,580	—		499,983
	1/28/2020	1/31/2020	—	—	—	—	—	—	12,645	(5)	249,992
	1/28/2020	1/31/2020	—	—	—	—	—	—	11,160	(6)	249,984
Brent J. Smolik	1/28/2020	1/31/2020	—	175,313	—	—	—	—	—		—
	1/28/2020	1/31/2020	—	—	—	14,226	28,452	56,904	—		562,496
	1/28/2020	1/31/2020	—	—	—	—	—	—	14,226	(7)	281,248
	1/28/2020	1/31/2020	—	—	—	—	—	—	14,226	(5)	281,248
Thomas W. Christensen	1/28/2020	1/31/2020	—	87,500	—	—	—	—	—		—
	1/28/2020	1/31/2020	—	—	—	—	—	—	2,367	(7)	46,796
	1/28/2020	1/31/2020	—	—	—	—	—	—	2,367	(5)	46,796
	1/28/2020	1/31/2020	—	—	—	—	—	—	4,179	(6)	93,610
Aaron G. Carlson	1/28/2020	1/31/2020	—	104,231	—	—	—	—	—		—
	1/28/2020	1/31/2020	—	—	—	2,441	4,882	9,764	—		96,517
	1/28/2020	1/31/2020	—	—	—	—	—	—	3,254	(7)	64,339
	1/28/2020	1/31/2020	—	—	—	—	—	—	4,068	(5)	80,424
	1/28/2020	1/31/2020	—	—	—	—	—	—	3,590	(6)	80,425
Philip S. Welborn	1/28/2020	1/31/2020	—	57,000	—	—	—	—	—		—
	1/28/2020	1/31/2020	—	—	—	—	—	—	1,453	(7)	28,726
	1/28/2020	1/31/2020	—	—	—	—	—	—	1,453	(5)	28,726
	1/28/2020	1/31/2020	—	—	—	—	—	—	2,565	(6)	57,456
(1)All grants were approved by our board or by Noble (or its board of directors or compensation committee), as applicable, on the approval date set forth above, but such grants became effective and were valued on the grant date set forth above.
(2)The amounts in this column represent the target payouts under Noble’s STIP. There are no threshold or maximum amounts under the STIP. In connection with the Chevron Merger, the amounts awarded under the STIP were paid out at target, pro-rated through the date of the Chevron Merger, and the amounts earned following the closing of the Chevron Merger were based on such participant’s target bonus under the STIP for the 2020 plan year, multiplied by the Chevron performance factor, and pro-rated for the post-closing period. For more information, see the section entitled “Compensation Discussion and Analysis—Short-Term Incentive Plan” above.
(3)The amounts in these columns represent the amounts of Noble shares that were originally granted on each grant date. Certain outstanding Noble equity awards were converted on the Closing Date into awards relating to Chevron shares on the same terms and conditions in connection with the Chevron Merger. For every one share of Noble common stock, 0.1191 of a share of Chevron common stock was received (the “Conversion Ratio”).
(4)The amounts in these columns represent the threshold, target and maximum number of shares that may be issued in settlement of performance awards granted under the 2017 Plan. The performance awards were scheduled to vest January 31, 2023, based on relative achievement of the performance goals. However, in connection with the Chevron Merger and pursuant to the Chevron Merger Agreement, these awards were converted into time-based restricted stock subject to the same vesting conditions, based on the target performance level and will vest, subject to the NEOs continuous employment through the vesting date. These time-based restricted shares held by Mr. Smolik were paid out in cash in November 2020 pursuant to the Executive COC Severance Plan.
(5)Represents phantom units awarded under the 2017 Plan. Phantom units are the economic equivalent of one share of Noble stock. However, after the Chevron Merger, such awards were converted into a comparable number of Chevron phantom units. The award will vest 1/3 on each of the first, second and third anniversaries date of the grant and will settle in cash, subject to the applicable Named Executive Officer’s continued employment through such vesting date. Dividends declared on shares underlying the phantom units are accrued during the three-year restricted period and will be paid upon vesting of the phantom units. The phantom units held by Mr. Smolik were all paid out in cash in November 2020 pursuant to the Executive COC Severance Plan. The phantom units held by Mr. Welborn were forfeited in connection with his resignation in September 2020.
(6)Represents grants of restricted units awarded under our LTIP. The restricted units will vest 1/3 on each of the first, second and third anniversaries of the date of grant. Distributions are accrued during the three-year restricted period and will be paid upon vesting of the restricted units. The restricted units held by Mr. Welborn were forfeited in connection with his resignation in 2020.
(7)Represents shares of restricted stock awarded under the 2017 Plan. The restricted shares will vest 1/3 on each of the first, second and third anniversaries of the date of grant. Dividends declared on shares of restricted stock are accrued during the three-year restricted period and will be paid upon vesting of the restricted shares. The restricted shares held by Mr. Smolik vested in full in November 2020 pursuant to the Executive COC Severance Plan. The restricted shares held by Mr. Welborn were forfeited in connection with his resignation in 2020.
(8)Reflects the aggregate grant date fair value of (i) phantom units, restricted stock and performance shares granted under Noble’s 2017 Plan and (ii) restricted units granted under our LTIP, in each case computed in accordance with FASB ASC Topic 718.
Outstanding Equity Awards at Fiscal Year-End
The table below sets forth information regarding stock options, restricted stock, performance share awards, phantom units and restricted units held by our Named Executive Officers as of December 31, 2020. Except for the restricted units granted under our LTIP, the number of securities set forth on the table below reflect Chevron awards outstanding after application of the Conversion Ratio and an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2020, as described above under “Compensation Discussion and Analysis—Named Executive Officers.”

	Option Awards (1)(2)					Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)		Market Value of Shares or Units of Stock Held That Have Not Vested (18)
Robin H. Fielder	—	—		$—	—	11,160	(3)	$116,287
	—	—		—	—	1,506	(4)	127,182
	—	—		—	—	3,012	(5)	254,363
Brent J. Smolik	3,487	—		211.34	11/16/2025	—	(5)	—
	2,419	—		188.00	11/16/2025	—	(5)	—
Thomas W. Christensen	211	—		265.75	2/1/2026	82	(6)	6,925
	183	—		331.32	2/1/2027	376	(7)	3,918
	—	—		—	—	133	(8)	11,232
	—	—		—	—	95	(9)	8,023
	—	—		—	—	3,781	(10)	39,398
	—	—		—	—	1,484	(11)	15,463
	—	—		—	—	3,636	(12)	37,887
	—	—		—	—	282	(13)	23,815
	—	—		—	—	282	(4)	23,815
	—	—		—	—	4,179	(3)	43,545
Aaron G. Carlson	377	—		379.54	2/1/2021	130	(6)	11,012
	472	—		427.46	2/1/2022	502	(15)	42,428
	602	—		458.40	2/1/2023	335	(9)	28,308
	326	—		523.35	1/31/2024	387	(13)	32,699
	469	—		400.84	1/30/2025	485	(4)	40,941
	450	—		265.75	2/1/2026	3,590	(3)	37,412
	334	—		331.32	2/1/2027	559	(16)	47,224
	330	165	(14)	259.37	2/1/2028	502	(17)	42,428
	—	—		—	—	582	(5)	49,116
(1)The option awards in these columns were granted as options to purchase shares of Noble stock granted under the 1992 Plan or 2017 Plan. In connection with the Chevron Merger, these options were converted into options to purchase shares of Chevron stock, on the same terms and conditions as the awards outstanding prior to the Chevron Merger.
(2)With respect to awards originally granted by Noble, the amounts in these columns represent the number of awards relating to Chevron shares that were received after the application of the Conversion Ratio in connection with the Chevron Merger.
(3)One-third of these restricted units granted under our LTIP vested January 31, 2021; one-third of these restricted units will vest on each of January 31, 2022 and on January 31, 2023, subject to the applicable Named Executive Officer’s continued employment through the applicable vesting date.
(4)These phantom units granted under the 2017 Plan will settle in cash and became one-third vested on January 31, 2021; one-third of these phantom units will vest on each of January 31, 2022 and on January 31, 2023, subject to the applicable Named Executive Officer’s continued employment through the applicable vesting date.
(5)These awards represent former Noble performance awards that were scheduled to vest January 31, 2023, based on relative achievement of the performance goals. However, in connection with the Chevron Merger and pursuant to the Chevron Merger Agreement, these awards were converted into time-based restricted stock awards subject to the same vesting conditions, based on the target performance level, and subject to the Named Executive Officer’s continuous employment through the vesting date. These shares remain subject to continued time-based vesting requirements through January 31, 2023 and are accordingly reported as outstanding time-based awards for purposes of this table. Any remaining shares that may become payable pursuant to the original performance-based restricted stock unit award were forfeited. These time-based restricted shares held by Mr. Smolik were paid out in cash in November 2020 pursuant to the Executive COC Severance Plan.
(6)100% of these restricted shares of Chevron granted under the 2017 Plan vested on January 31, 2021.
(7)100% of these restricted units granted under our LTIP vested on January 31, 2021.
(8)66% of these restricted shares of Chevron granted under the 2017 Plan vested on February 1, 2021 and the remainder of these restricted shares will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.

(9)These phantom units granted under the 2017 Plan will settle in cash and 100% of these phantom units will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.
(10)100% of these restricted units granted under our LTIP will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.
(11)37% of these restricted units granted under our LTIP vested February 1, 2021 and the remainder of these restricted units will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.
(12)100% of these restricted units granted under our LTIP will vest on August 5, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.
(13)One-third of these restricted shares of Chevron granted under the 2017 Plan vested January 31, 2021; one-third of these restricted shares will vest on each of January 31, 2022 and January 31, 2023, subject to the applicable Named Executive Officer’s continued employment through the applicable vesting date.
(14)100% of these options to purchase Chevron shares became exercisable on February 1, 2021.
(15)Two-thirds of these restricted shares of Chevron granted under the 2017 Plan vested February 1, 2021 and the remainder will vest on February 1, 2022, subject to the applicable Named Executive Officer’s continued employment through the vesting date.
(16)These awards represent former Noble performance awards that were schedule to vest on February 1, 2021, based on relative achievement of the performance goals. However, in connection with the Chevron Merger and pursuant to the Chevron Merger Agreement, these awards were converted into time-based restricted stock awards subject to the same vesting conditions, based on the target performance level, and subject to the Named Executive Officers continuous employment through the vesting date. These shares remained subject to continued time-based vesting requirements through February 1, 2021 and are accordingly reported as outstanding time-based awards for purposes of this table. Any remaining shares that may have become payable pursuant to the original performance-based restricted stock unit award were forfeited.
(17)These awards represent former Noble performance awards that were schedule to vest on February 1, 2022, based on relative achievement of the performance goals. However, in connection with the Chevron Merger and pursuant to the Chevron Merger Agreement, these awards were converted into time-based restricted stock awards subject to the same vesting conditions, based on the target performance level, and subject to the Named Executive Officers continuous employment through the vesting date. These shares remain subject to continued time-based vesting requirements through February 1, 2022 and are accordingly reported as outstanding time-based awards for purposes of this table. Any remaining shares that may have become payable pursuant to the original performance-based restricted stock unit award were forfeited.
(18)Amounts reported in these columns are calculated based on $10.42, the closing price of our common units on December 31, 2020, or $84.45 the closing price of Chevron stock on December 31, 2020, as applicable.
Option Exercises and Stock Vested
The table below sets forth information regarding the vesting of restricted stock and restricted unit awards during fiscal year 2020. No stock options were exercised by the Named Executive Officers during fiscal year 2020. Except for restricted units under our LTIP that vested during 2020, the number of securities set forth on the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2020, as described above under “Compensation Discussion and Analysis—Named Executive Officers.”

	Stock Awards			Unit Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting (5)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting (6)
Brent J. Smolik	4,578	(1)	$90,507	—		$—
	15,007	(2)	1,335,000
Thomas W. Christensen	1,416	(3)	27,994	3,001	(4)	34,883
Aaron G. Carlson	5,326	(3)	131,629	—		—
(1)This amount represents Noble restricted stock awards granted on February 1, 2019 which vested on February 1, 2020.
(2)These amounts represent Chevron share amounts after application of the Conversion Ratio that related to restricted stock awards originally granted by Noble on November 16, 2018, February 1, 2019, January 31, 2020 and performance awards granted on February 1, 2019 all of which vested in November 2020 pursuant to the Executive COC Severance Plan.
(3)These amounts represent Noble restricted stock awards granted on February 1, 2017, February 1, 2018 and February 1, 2019, all of which vested on February 1, 2020.
(4)These amounts represent NBLX restricted unit awards granted on February 1, 2017, February 1, 2018 and February 1, 2019, all of which vested on February 1, 2020 and restricted unit awards granted on May 4, 2017 which vested on May 4, 2020.
(5)The value realized on the vesting of the restricted stock awards was calculated as the number of shares that vested (including Noble shares that were converted to Chevron shares or Chevron shares withheld for tax withholding purposes) multiplied by the closing price of Noble or Chevron common stock on the applicable vesting date. Dividends that accrued on shares of restricted stock that vested were paid in 2020 as follows: Mr. Smolik - $180,299; Mr. Christensen - $1,059; and Mr. Carlson - $5,190.
(6)The value realized on the vesting of the restricted unit awards was calculated as the number of units that vested (including NBLX units withheld for tax withholding purposes) multiplied by the closing price of NBLX common unit on the applicable vesting date. Distributions that accrued on restricted units that vested were paid in 2020 as follows: Mr. Christensen - $18,126.

Pension Benefits
Our Named Executive Officers do not participate in a defined benefit pension plan.
Nonqualified Deferred Compensation
The following table sets forth certain information with respect to contributions made to the Noble 2005 Deferred Compensation Plan by our Named Executive Officers during fiscal year 2020. The amounts set forth in the table below reflect an allocation based on the percentage of each Named Executive Officer’s overall working time that was devoted to our business during 2020, as described above under “Compensation Discussion and Analysis-Named Executive Officers.”

Name	Executive Contributions in Last Fiscal Year (1)	Noble Contributions in Last Fiscal Year		Aggregate Earnings in Last Fiscal Year (4)	Aggregate Withdrawals/Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End ($)
Robin H. Fielder	$3,319	$16,400	(2)	$101	$—	$19,820
Brent J. Smolik	7,054	—		12,166	—	50,884
Aaron G. Carlson	—	25,453	(3)	39,564	—	427,752
(1)Ms. Fielder deferred 1% ($3,319) of base salary in 2020. Before his resignation in connection with the Chevron Merger, Mr. Smolik deferred 4% ($7,054) of base salary in 2020.
(2) Represents matching contributions and retirement savings contributions that could not be made to Noble's 401(k) Plan as a result of Internal Revenue Code limitations.
(3)   Represents retirement savings contributions and transition contributions that could not be made to Noble's 401(k) Plan as a result of Internal Revenue Code limitations.
(4)   Earnings are credited in accordance with the Named Executive Officer’s investment direction.
(5)   All Named Executive Officers are 100% vested in these balances. Any unvested balances vested in connection with the Chevron Merger pursuant to the terms of the Noble 2005 Deferred Compensation Plan.

Noble’s matching contributions, retirement savings contributions and transition contributions credited to the Noble 2005 Deferred Compensation Plan accounts of our Named Executive Officers are each reflected in the “All Other Compensation” column of the Summary Compensation Table above.
Potential Payments Upon Termination or a Change of Control
While Noble maintained the Executive Severance Plan and the Severance Plan, which provide for certain severance payments following an involuntary termination, any participant of the COC Plans (including the Named Executive Officers) may not receive benefits under the Executive Severance Plan or the Severance Plan if the executive is eligible to receive benefits under another plan, such as the COC Plans. Thus, as a result of the Chevron Merger, as of December 31, 2020, our Named Executive Officers were only eligible to receive benefits under the COC Plans.
COC Severance Plan
In 2020, Messrs. Christensen, Carlson and Welborn participated in the COC Severance Plan.
Pursuant to the terms of the COC Severance Plan, upon the termination of a Named Executive Officer’s employment (i) by Noble within two years after a “change of control” of Noble, (ii) a resignation by such Named Executive Officer within two years after a change of control of Noble as a result of a material reduction in such Named Executive Officer’s base pay or target bonus opportunity, (iii) a resignation by such Named Executive Officer within two years after a change of control of Noble as a result of a significant reduction in the employee benefits and perquisites provided to such Named Executive Officer, or (iv) a resignation by such Named Executive Officer within one year after a change of control of Noble as a result of a relocation of such Named Executive Officer’s principal place of employment by more than 50 miles, such Named Executive Officer would receive the following benefits: (a) a lump sum severance payment equal to the greater of three weeks of base pay for every year of service or two weeks base pay for every $10,000 of base salary, (b) a lump sum severance payment equal to the greater of a pro-rata portion of such Named Executive Officer’s target bonus or a pro-rata average of the bonuses actually received by the Named Executive Officer for the three years immediately preceding the year in which the change of control occurs, and (c) continued medical, dental and vision benefits for a period of six months at a cost to the Named Executive Officer equal to the premium paid by similarly situated active employees.
As used in the COC Severance Plan, “change of control” generally means (a) the incumbent board members cease to constitute at least 51% of the board of directors of Noble, (b) a reorganization, merger or consolidation after which the pre-transaction stockholders do not own voting securities representing at least 51% of the combined voting power of the reorganized, merged or consolidated company, (c) liquidation or dissolution of Noble or sale of all or substantially all of the stock or assets of Noble, or (d) any person becomes the beneficial owner of 25% or more of the outstanding Noble common stock or the voting securities of Noble.
Executive COC Severance Plan
In 2020, Ms. Fielder and Mr. Smolik participated in the Executive COC Severance Plan.
The Executive COC Severance Plan provides that if an executive officer incurs a Qualifying Termination, and the executive officer signs and does not revoke a general release of claims that includes certain confidentiality, non-solicitation and non-disparagement obligations, the executive officer will generally receive the following severance benefits: (i) an amount in cash equal to the executive officer’s Annual Cash Compensation (as defined below), multiplied by 2.5; (ii) an amount in cash equal to the executive officer’s pro-rata target bonus for the year of termination; (iii) reimbursement of outplacement services (up to a maximum of $15,000); (iv) an amount in cash equal to the monthly cost of continuation coverage for welfare benefit coverages (i.e., medical, dental, vision, and life insurance), less the monthly premium paid by similarly situated active employees of Noble for such coverages, multiplied by 30 months for a Senior Executive; and (v) accelerated vesting of outstanding equity or equity-based awards (with any performance conditions applicable to such awards deemed achieved at target and the exercise period of any stock option extended to the fifth anniversary of the date of termination or, if earlier, the original expiration date of such stock option). The foregoing severance benefits will generally be paid to an executive officer no later than 70 days after the date of the Qualifying Termination, provided that outplacement services will only be paid as reimbursement for reasonable fees actually incurred by the executive officer.
For purposes of the Executive COC Severance Plan, the terms below are generally defined as follows:
•“Annual Cash Compensation” means an executive officer’s (i) highest annualized salary during the period beginning immediately prior to a change of control and ending on the date of a Qualifying Termination, plus (ii) the greater of (x) the executive officer’s annual target bonus for the year of termination or (y) the average annual bonus paid or payable to the executive officer for the three-year period immediately preceding the change of control (or, if such executive officer was not employed for the full three-year period, then the average bonus shall be determined based on the number of years that the executive officer has been employed), annualizing the bonus during the executive officer’s year of hire if less than a full year.
•“Cause” means a determination that an executive officer has engaged in any action or omission that (i) constitutes gross negligence or willful misconduct in the performance of the executive officer’s duties, (ii) constitutes a material breach of any provision of any agreement between the executive officer and the executive officer’s employer, (iii) constitutes an act of theft, fraud, embezzlement, misappropriation, or willful breach of a fiduciary duty with respect to the executive officer’s employer, or (iv) results in the executive officer’s conviction of, plea of no contest to, or receipt of adjudicated probation or deferred adjudication in connection with a crime involving fraud, dishonesty, or moral turpitude, or any felony (or a crime of similar import in a foreign jurisdiction).
•“Good Reason” means any of the following actions taken within two years after a change of control without the prior consent of an executive officer: (i) a material diminution in (x) the executive officer’s authority, duties or responsibilities, (y) the authority, duties or responsibilities of the supervisor to whom the executive officer is required to report or (z) the budget over which the executive officer retains authority; (ii) a reduction in the executive officer’s total annual compensation, if such reduction is a material negative change in the executive officer’s employment relationship; (iii) a significant reduction in the level, or a significant increase in the cost to the executive officer, of the employee benefits and perquisites provided to the executive officer; or (iv) a requirement that the executive officer relocate to a principal place of employment that is more than 50 miles from the location where the executive officer was principally employed immediately prior to the change of control.
•“Qualifying Termination” means an executive officer’s termination of employment that occurs within two years following a change of control and which is (i) by the employer without Cause (and not due to retirement, death or disability) or (ii) by the executive officer for Good Reason.
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
As used in the restricted unit award agreements and the LTIP:
•“Cause” generally means dishonesty, theft, embezzlement from us, willful violation of our rules pertaining to the conduct of employees, a willful felonious act, or the violation of any non-compete, non-solicitation or other confidentiality agreement with Noble, our General Partner or their affiliates.
•“Change of control” generally means (a) any person or group acquires 50% or more of the combined voting power of us or our General Partner, (b) liquidation of us, (c) sale by us or our General Partner of all of our or the General Partner’s assets, other than any sale to us, the General Partner, or an affiliate thereof, or (d) transaction resulting in a person other than our General Partner or an affiliate thereof being the sole General Partner of us.
•“Disability” generally means a physical or mental condition of a participant that would entitle him or her to payment of disability income payments under our, our General Partner’s or one of our affiliate’s long-term disability insurance policies or plans. If no such plan exists, then “disability” has the meaning set forth in Section 22(e)(3) of the Code.
Noble Restricted Stock, Phantom Units, and Stock Options
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
As used in the 1992 Plan and 2017 Plan:
•“Cause” generally means (a) conviction of a felony or misdemeanor involving moral turpitude, (b) conduct involving a material misuse of funds or other property of Noble, (c) engagement in business activities which are in conflict with the business interests of Noble, (d) gross negligence or willful misconduct, (e) conduct that violates Noble’s safety rules or standards, or (f) material violation of Noble’s code of conduct.
•“Change of control” generally has the same meaning provided to such term in the COC Severance Plan.
•“Disability” generally means a physical or mental condition of a participant that would entitle him or her to payment of disability income payments under Noble’s long-term disability insurance policies or plans. If no such plan exists, then “disability” means a medically determinable physical or mental impairment that prevents the participant from performing his or her duties in a satisfactory manner and is expected either to result in death or to last for a continuous period of not less than 12 months.
•“Good reason” generally means a (a) material reduction in base compensation, (b) material change in the location of employment, (c) material reduction in authority, duties or responsibilities of the participant or the participant’s direct supervisor, or (d) material reduction in the budget over which the participant retains authority.
•“Retirement” generally means a termination of employment occurring after the participant attains at least 55 years of age and completes at least five years of credited service.

Noble 2005 Deferred Compensation Plan
Under the Noble 2005 Deferred Compensation Plan, if a Named Executive Officer is unvested in any portion of Noble’s contributions, such unvested amounts will accelerate upon such Named Executive Officer’s death, disability or involuntary termination or upon a change in control.
As used in the 2005 Deferred Compensation Plan:
•“Cause” generally means (a) conviction of a felony or misdemeanor involving moral turpitude, (b) conduct involving a material misuse of funds or other property of Noble, (c) engagement in business activities which are in conflict with the business interests of Noble, (d) gross negligence or willful misconduct, (e) conduct that violates Noble’s safety rules or standards, or (f) material violation of Noble’s code of conduct.
•“Permanent Disability” means the total and permanent incapacity of a Participant to perform the usual duties of his or her employment with an Employer or Affiliated Company as determined by the Committee. Such incapacity shall be deemed to exist when certified by a physician acceptable to the Committee.
•“Good reason” generally means a (a) material reduction in base compensation or bonus, (b) material change in the location of employment, or (c) material reduction in employee benefits or material increase in employee benefit costs.
•“Retirement” generally means a termination of employment occurring after the participant attains at least 55 years of age and completes at least five years of credited service or after the participant attains age 65.
Cash Retention Awards
As described above in the section entitled “Compensation Discussion and Analysis – Cash Retention Awards” the Noble board of directors granted awards to our Named Executive Officers under the Retention, Recognition, and Integration Pool. The retention awards under this Pool are payable in two separate cash installments. The first half of the awards under the Pool were paid in connection with the closing of the Chevron Merger. The second half of the awards is payable on the earlier to occur of (x) the date that is 90 days following the Closing Date, subject to the executive officer’s continued employment and efforts through such date, or (y) the date of such executive officer’s qualifying termination of employment following the Closing Date, which is defined as a termination by the employer without “Cause” (and not due to death, disability, or retirement) or a termination by the executive for “Good Reason.” As a result, if a Named Executive Officer experienced a qualifying termination of employment as of December 31, 2020, the second half of the awards under the Pool would have become payable.

The table below sets forth the value of benefits that would be received by each Named Executive Officer upon each applicable termination scenario, assuming such termination occurred on December 31, 2020. As a result of the Chevron Merger, none of the Named Executive Officers would have received severance benefits, other than due to Death or Disability, except in connection with a Change in Control.

Name	Type of Payment or Benefit	Death	Disability	Change of Control of NBLX (9)	Termination without Cause following a Change of Control of NBLX	Termination without Cause or Resignation for Good Reason following a Change of Control of Noble (11)
Robin H. Fielder	Cash Severance	$—	$—	$—	$—	$1,650,000
	STIP Payments (1)	260,712	—	—	—	260,712
	NBLX Restricted Units (2)	130,240	130,240	—	130,240	130,240
	Chevron Restricted Stock (3)	—	—	—	—	—
	Chevron Restricted Stock Units (4)	131,148	131,148	—	—	131,148
	Chevron Restricted Stock (formerly Performance Share Awards) (5)	262,295	262,295	—	—	262,295
	Chevron Stock Options (6)	—	—	—	—	—
	Continued Medical Benefits (7)	—	—	—	—	12,239
	Life Insurance (8)	830,000	—	—	—	—
	Retention Bonus (10)	—	—	—	—	200,000
	Total	1,614,395	523,683	—	130,240	2,646,634
Thomas W. Christensen	Cash Severance	—	—	—	—	250,682
	STIP Payments (1)	87,740	—	—	—	87,740
	NBLX Restricted Units (2)	176,770	176,770	—	176,770	176,770
	Chevron Restricted Stock (3)	44,425	44,425	—	—	44,425
	Chevron Restricted Stock Units (4)	33,206	33,206	—	—	33,206
	Chevron Restricted Stock (formerly Performance Share Awards) (5)	—	—	—	—	—
	Chevron Stock Options (6)	—	—	—	—	—
	Continued Medical Benefits (7)	—	—	—	—	12,017
	Life Insurance (8)	500,000	—	—	—	—
	Retention Bonus (10)	—	—	250,000	—	37,500
	Total	842,141	254,401	250,000	176,770	642,340
Aaron G. Carlson	Cash Severance	—	—	—	—	482,550
	STIP Payments (1)	145,162	—	—	—	145,162
	NBLX Restricted Units (2)	52,376	52,376	—	52,376	52,376
	Chevron Restricted Stock (3)	114,742	114,742	—	—	114,742
	Chevron Restricted Stock Units (4)	90,915	90,915	—	—	90,915
	Chevron Restricted Stock (formerly Performance Share Awards) (5)	186,630	186,630	—	—	186,630
	Chevron Stock Options (6)	—	—	—	—	—
	Continued Medical Benefits (7)	—	—	—	—	13,809
	Life Insurance (8)	644,000	—	—	—	—
	Retention Bonus (10)	—	—	—	—	76,000
	Total	1,233,825	444,663	—	52,376	1,162,184
(1)Named Executive Officers would not be entitled to a STIP payment for 2020 in the event of their termination of employment on December 31, 2020, other than a termination in connection with the Chevron Merger or death.
(2)Amounts reported in this row are calculated based on $10.42, the closing price of our Common Units on December 31, 2020 and includes accrued distributions.
(3)Amounts reported in this row are calculated based on $84.45, the closing price of Chevron stock on December 31, 2020 and includes accrued dividends. All unvested shares of time-based restricted stock, including accrued dividends, will vest in the event of termination of employment as a result of a change of control, death or disability.
(4)Amounts reported in this row are calculated based on the difference between the applicable restricted stock units for which exercisability would be accelerated and $84.45, the closing price of Chevron stock on December 31, 2020. All unvested shares of time-based restricted stock units payable in cash, including accrued dividends, will vest in the event of termination of employment as a result of a change of control, death or disability.

(5)Amounts reported in this row are calculated based on $84.45, the closing price of Chevron stock on December 31, 2020 and includes accrued dividends. In connection with the Chevron Merger and pursuant to the Chevron Merger Agreement, all outstanding performance-based awards were converted into time-based restricted stock subject to the same vesting conditions, based on the target performance level, subject to the Named Executive Officers continuous employment through the vesting date. The remaining shares subject to the original performance-based restricted stock unit award were forfeited. All unvested time-based restricted share awards, including accrued dividends, will vest in full in the event of termination of employment as a result of death or disability. In the event of a termination of employment as a result of a change of control, all unvested time-based restricted share awards, including accrued dividends, will vest in full.
(6)Amounts reported in this row are calculated based on the difference between the applicable stock options for which exercisability would be accelerated and $84.45, the closing price of Chevron stock on December 31, 2020. Because the exercise price of the Chevron stock options held by Messrs. Christensen and Carlson each exceeded $84.45, no value is associated with the acceleration of exercisability of these options.
(7)Amounts reported in this row reflect the estimated cost to Chevron of providing continued medical, dental and vision benefits.
(8)Amounts in this row represent benefits paid pursuant to group term life insurance coverage provided by Chevron equal to two times base salary, capped at $1,000,000. Chevron’s group term life insurance coverage does not discriminate in scope, terms or operation, in favor of our Named Executive Officers, and it is available generally to all salaried employees.
(9)Mr. Christensen is a party to a cash retention award that vests upon the sale of the Partnership, so long as Mr. Christensen (i) remains employed through the date of such sale or was previously terminated without cause, (ii) satisfactorily performs his duties through the date of such sale and (iii) completes all related sale transition activities.
(10)Ms. Fielder and Messrs. Christensen and Carlson received a cash retention award in connection with the Chevron Merger. The second installment was earned 90 days after the Closing Date.
(11)Amounts in this column take into account the Change in Control of Noble that occurred in connection with the Chevron Merger.
Resignations During Fiscal Year 2020
As described above under “Compensation Discussion and Analysis – Resignations and Change of Control”, Mr. Welborn resigned from Noble in September 2020, and Mr. Smolik’s employment was terminated in November 2020. The descriptions therein of the amounts received by Messrs. Welborn and Smolik in connection with their respective resignations is incorporated into this description by reference. Mr. Welborn did not receive payments in connection with his resignation. The payments Mr. Smolik received in connection with termination of employment are quantified in the table below.

Cash Severance	STIP Payments	Chevron Restricted Stock	Chevron Restricted Stock Units	Chevron Restricted Stock (formerly Performance Awards	Continued Medical/Dental/Vision/Basic Life Benefits	Retention Bonus	Total
$1,193,904	$181,387	$591,784	$199,226	$543,990	$11,527	$343,750	$3,065,568
Director Compensation
The officers of our General Partner or of Noble who also serve as directors of our General Partner do not receive additional compensation for their service as members of the board of directors of our General Partner. Directors of our General Partner who are not officers of our General Partner or of Noble (non-employee directors) receive cash and equity-based compensation for their services as directors of our General Partner. Our General Partner’s non-employee director compensation program consists of the following:
•an annual retainer of $60,000;
•an additional annual retainer of $20,000 for each of the chair of the audit committee and the chair of the conflicts committee, as applicable; and
•an annual equity-based award granted under the LTIP, having a value as of the grant date of approximately $120,000.
Non-employee directors also receive reimbursement for out-of-pocket expenses they incur in connection with attending meetings of the board of directors or its committees. Each director will be indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law.

The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Unit Awards (1)	Total
Hallie A. Vanderhider	$80,000	$120,000	$200,000
Martin Salinas, Jr.	80,000	120,000	200,000
Andrew E. Viens	60,000	120,000	180,000
(1)Amounts reported in this column reflect the aggregate grant date fair value of the restricted units granted under our LTIP, computed in accordance with FASB ASC Topic 718.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of Robin H. Fielder, our Chief Executive Officer, to the median annual total compensation of other employees providing services to us. As described in Items 1. and 2. Business and Properties - Employees, all of the employees required to conduct and support our operations are employed by Noble and are subject to the operational services and secondment agreement and omnibus agreement. Because the employees required to conduct and support our operations are employed by Noble, we are unable to calculate and provide a ratio of the median employee’s annual total compensation to the total annual compensation of Ms. Fielder.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following tables set forth, as of February 5, 2021, the beneficial ownership of Common Units of the Partnership and held by:
•each unitholder known by us to beneficially hold more than 5% of our outstanding units;
•each director of our General Partner;
•each named executive officer of our General Partner; and
•all of the directors and Named Executive Officers of our General Partner as a group.
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

Name of Beneficial Owner	Common Units Beneficially Owned (1)	Percentage of Common Units Beneficially Owned
Noble Energy, Inc. 1001 Noble Energy Way Houston, Texas 77070	56,447,616	62.6%
(1)Based upon its Schedule 13D/A filed with the SEC on October 5, 2020, with respect to its beneficial ownership of our Common Units, Noble has sole voting and dispositive power with respect to 56,447,616 units.

Directors/Named Executive Officers	Total Common Units Beneficially Owned (1)	Percent of Total Outstanding
Robin H. Fielder	10,254	*
Colin E. Parfitt	—	*
Andrei F.B. Behdjet	—	*
Steve W. Green	—	*
Alana K. Knowles	—	*
Martin Salinas, Jr.	37,250	*
Hallie A. Vanderhider	28,500	*
Andrew E. Viens	27,967	*
Brent J. Smolik (2)	17,350	*
Thomas W. Christensen	20,157	*
Aaron G. Carlson	5,044	*
Phillip S. Welborn	—	*
All Directors and Executive Officers as a Group (14 persons)	146,522	*
*Less than 1%.
(1)None of the Common Units reported in this column are pledged as security.
(2)Includes 2,500 units held by trust.

The following table sets forth, as of February 5, 2021, the number of shares of Chevron common stock beneficially owned by each of the directors and named executive officers of our General Partner and all of the directors and named executive officers of our General Partner as a group. Amounts shown below include options that are currently exercisable or that may become exercisable within 60 days of February 5, 2021 and the shares underlying deferred stock units and the shares underlying restricted stock units that will be settled within 60 days of February 5, 2021. Unless otherwise indicated, the named person has the sole voting and dispositive powers with respect to the shares of Chevron common stock set forth opposite such person’s name.

Directors/Named Executive Officers	Total Shares of Common Stock Beneficially Owned	Percent of Total Outstanding
Robin H. Fielder	500	*
Colin E. Parfitt	253,745	*
Andrei F.B. Behdjet	155,563	*
Steve W. Green	496,737	*
Alana K. Knowles	78,228	*
Martin Salinas, Jr.	—	*
Hallie A. Vanderhider	2,334	*
Andrew E. Viens	—	*
Brent J. Smolik	48,546	*
Thomas W. Christensen	1,196	*
Aaron G. Carlson	7,602	*
Phillip S. Welborn	—	*
All Directors and Executive Officers as a Group (12 persons)	1,044,451	*
*Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Due to the acquisition by Chevron of Noble, our majority unitholder Chevron indirectly owns 56,447,616 Common Units which represents a 62.6% limited partner interest in us as of December 31, 2020. In addition, Chevron indirectly owns (and appoints all the directors of) our General Partner, which owns a non-economic General Partner interest in us.
Distributions and Payments to Our General Partner and Its Affiliates
The following summarizes the distributions and payments made, or to be made, by us to our General Partner and its affiliates. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Distributions of available cash to Noble:
•We will generally make cash distributions to our unitholders pro rata, as holder of an aggregate 56,447,616 Common Units.
Payments to our General Partner and its affiliates:
•Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations.
•Under our operational services and secondment agreement, we reimburse Noble for the secondment to our General Partner of certain employees who provide operational functions and all personnel in the operational chain of management.
•Under our omnibus agreement, we pay Noble a fixed fee for the cost of the general and administrative expenses that we anticipate to receive. In addition, to the extent Noble incurs direct, third-party out-of-pocket general and administrative costs for our exclusive benefit, we reimburse Noble for such amounts, and we are responsible for directly incurring certain other general and administrative expenses, such as our tax advisors who specialize in master limited partnerships, lawyers and accounting firms.
Withdrawal or removal of our General Partner:
•If our General Partner withdraws or is removed, its non-economic General Partner interest will either be sold to the new General Partner for cash or converted into Common Units, in each case for an amount equal to the fair market value of those interests.
Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
Agreements with our Affiliates
We have entered into various documents and agreements with Noble, as described in detail below. These agreements are not the result of arm’s-length negotiations. However, we believe that the terms of these agreements are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. For additional information, see below and refer to Item 8. Financial Statements and Supplementary Data – Note 3. Transactions with Affiliates to the consolidated financial statements in this Annual Report.
Omnibus Agreement
We entered into an omnibus agreement with Noble and our General Partner that addresses the following matters:
Payment of general and administrative support fee and reimbursement of expenses. We pay Noble a flat fee, initially in the amount of $6.9 million per year (payable in equal monthly installments), for the provision of certain general and administrative services for our benefit by Noble. Effective March 1, 2020, the flat fee was increased to $15.7 million. During February 2021, we completed the annual redetermination process and have established an annual rate of $18.0 million, effective March 1, 2021.
Once per year, Noble will submit a good faith estimate of the general and administrative services fee based on the services that Noble anticipates providing to us during the following year, and the board of directors of our General Partner will have the opportunity to review the proposed general and administrative fee for the upcoming year and submit disputes to Noble; provided, however, if Noble and the board of directors of our General Partner are unable to agree on the amount of the general and administrative fee for any year, Noble and the Partnership will submit their calculations of the fee to an independent auditing firm for review, which such determination will be final and binding on Noble and the Partnership with respect to all items included in the general and administrative fee.
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
Rights of First Refusal (“ROFR”). Under the omnibus agreement, Noble has granted us a ROFR on the right to provide midstream services on certain acreage described below and on the right to acquire certain midstream assets. The following table provides a summary of the ROFR assets, ROFR services and the net acreage covered by our ROFR, to the extent known as of December 31, 2020, granted to us by Noble.

Areas Served	NBLX ROFR Service	Current Status of Asset	ROFR Net Acreage
Eagle Ford Shale	Crude Oil Gathering Natural Gas Gathering Water Services	Operational	35,000
DJ Basin (other than already dedicated)	To the extent not already dedicated: Crude Oil Gathering Natural Gas Gathering Water Services	N/A	37,000
Delaware Basin	Natural Gas Gathering Fresh Water Services	Operational	92,000
Powder River and Green River Basins	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	181,000
All future-acquired onshore acreage in the United States (outside of the Marcellus Shale)	Crude Oil Gathering Natural Gas Gathering Natural Gas Processing Water Services	N/A	N/A
The consummation and timing of any acquisition by us of the assets or any provision of midstream services subject to the ROFR will depend upon, among other things, Noble’s decision to sell any of the assets subject to the ROFR or Noble’s decision to obtain midstream services in the acreage or areas subject to the ROFR and our ability to reach an agreement with Noble on price and other terms. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions or expansions of our services pursuant to our ROFR. The ROFR contained in our omnibus agreement will terminate on the earlier of 15 years from the closing of the IPO, the date that Noble no longer controls our General Partner and on the written agreement of all parties.
Rights of First Offer (“ROFO”). Under the omnibus agreement, Noble has granted us a ROFO with respect to its retained interest in Gunnison River DevCo LP. Pursuant to our ROFO, before Noble can offer its retained interest in Gunnison River DevCo to any third party, Noble must allow us to make an offer to purchase the interest. We are under no obligation to purchase the retained interest, and Noble is only under an obligation to permit us to make an offer on the interest to the extent that Noble elects to sell these midstream assets to a third party. The ROFO contained in our omnibus agreement will terminate on the earlier of 15 years from the closing of the IPO, the date that Noble no longer controls our General Partner and on the written agreement of all parties.
Indemnification. Under the omnibus agreement, Noble will indemnify us, subject to certain deductibles, for (i) the consummation of the transactions contemplated by our contribution agreements or the assets contributed to us, other than environmental liabilities, that arise out of the ownership or operation of the assets prior to the closing of the IPO; (ii) events and conditions associated with any assets retained by Noble; (iii) litigation matters attributable to the ownership of the Contributed Assets prior to the closing of the IPO; (iv) the failure to have any consent, license, permit or approval necessary for us to own or operate the Contributed Assets in substantially the same manner as owned or operated by Noble prior to the IPO and (v) all tax liabilities attributable to the assets contributed to us arising prior to the closing of the IPO or otherwise related to Noble’s contribution of those assets to us in connection with the IPO. Noble will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business. We will be subject to an aggregate deductible of $500,000 before we are entitled to indemnification (other than currently pending legal actions, which are not subject to a deductible).
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
Operational Services and Secondment Agreement
We and our General Partner also entered into an operational services and secondment agreement with Noble. Under the secondment arrangement, certain of Noble’s operational, construction, design and management employees and contractors are seconded to our General Partner, the Partnership and the Partnership’s subsidiaries (collectively the “Partnership Parties”) to provide management, maintenance and operational functions with respect to our assets. During their period of secondment, the seconded personnel will be under the direct management and supervision of the Partnership Parties.
The Partnership Parties will reimburse Noble, on a monthly basis or at other intervals that Noble and the General Partner may agree to from time to time, for the cost of the seconded employees and contractors, including their wages and benefits, based on the percentage of the employee’s or contractor’s time spent working for the Partnership Parties. The operational services and secondment agreement has an initial term of 15 years and will automatically extend for successive renewal terms of one year each, unless terminated by either party upon at least 30 days’ prior written notice before the end of the initial term or any renewal term, or by the Partnership Parties’ termination notice stating the date of termination or reducing the level of services under the agreement at any time upon 30 days’ prior written notice.
Commercial Agreements
We have long-term agreements with Noble for the provision of midstream services. Each of our commercial agreements with Noble covering the DJ Basin acreage was originally entered into January 1, 2015 and expires in 2030. As our third-party customer took its interest in our commercial agreements by assignment from Noble, its dedication for crude oil and water-related services will expire in 2030. Each of our commercial agreements with Noble covering the Delaware Basin acreage was originally entered into in the summer of 2016 and expires in 2032. Upon the expiration of the initial term, each agreement will automatically renew for subsequent one-year periods unless terminated by either us or our customer no later than 90 days prior to the end of the initial term or any subsequent one-year term thereafter. Our commercial agreements are subject to existing dedications and provide generally that our dedications will run with the land and be binding on any transferee.
Insurance
Captive insurance entities controlled by Noble provided limited third-party liability, property and business interruption insurance to the Partnership at commercially competitive rates. The Partnership and Noble also utilize unaffiliated insurance carriers to provide third-party liability, property and business interruption insurance to provide insurance in addition to the coverage provided by the captive insurance companies. Additionally, director and officer insurance was acquired by the Partnership subsequent to the Chevron Merger.
Director Independence
Our disclosures in Item 10. Directors, Executive Officers and Corporate Governance are incorporated herein by reference.
Procedures for Review, Approval and Ratification of Related Person Transactions
The board of directors of our General Partner adopted a code of business conduct and ethics that provides that the board of directors of our General Partner or its authorized committee will review on at least a quarterly basis all transactions with related persons that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions.
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

Item 14.  Principal Accounting Fees and Services
The table below sets forth the aggregate fees and expenses for the years ended December 31, 2020 and December 31, 2019 for professional services performed by our independent registered public accounting firm KPMG LLP:

	Year Ended December 31,
(in thousands)	2020	2019
Audit Fees (1)	$1,548	$1,823
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,548	$1,823
(1)Audit fees consist of the aggregate fees billed or expected to be billed for professional services rendered for (i) the audit of our annual financial statements included in our Annual Report and a review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q, (ii) the audit of internal control over financial reporting, (iii) the filing of our registration statements for equity securities offerings, (iv) research necessary to comply with generally accepted accounting principles, and (v) other filings with the SEC, including consents, comfort letters, and comment letters.
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
The audit committee has adopted a pre-approval policy with respect to services which may be performed by our independent registered public accounting firm. This policy lists specific audit-related and tax services as well as any other services that such firm is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives quarterly reports on the status of expenditures pursuant to that pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the audit committee. For the year ended December 31, 2020, the audit committee approved 100% of the services described above pursuant to the above policy.
As a result of the Chevron Merger and the impermissible services provided by KPMG and other member firms of the KPMG network to Chevron, KPMG notified the audit committee on October 8, 2020 that it will decline to stand for re-appointment as the Partnership’s independent accountant after the completion of the 2020 audit and professional engagement period.
The audit committee of the board of directors of our General Partner has approved the appointment of PricewaterhouseCoopers LLC as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2021.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)       The following documents are filed as a part of this report:
(1)Financial Statements: The financial statements required to be filed by this Item 15 are set forth in Item 8. Financial Statements and Supplementary Data.
(3)Exhibits: The exhibits required to be filed by this Item 15 are set forth in the Index to Exhibits accompanying this report.

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

4.3
Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

10.1
Contribution, Conveyance and Assumption Agreement dated September 20, 2016, by and among the Registrant, Noble Midstream GP LLC, Noble Energy, Inc., Noble Midstream Services, LLC, NBL Midstream, LLC, NBL Midstream Holdings, LLC, Colorado River DevCo GP LLC, Green River DevCo GP LLC, Gunnison River DevCo GP LLC, Laramie River DevCo GP LLC, San Juan River DevCo GP LLC, Blanco River DevCo LP and Blanco River DevCo GP LLC. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

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

10.5.4
Incremental Facility and Amendment Agreement, dated as of December 13, 2019, among the Registrant, as the parent, and Noble Midstream Services, LLC, as the Borrower, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.5.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.6.4
Third Amended and Restated Agreement Terms and Conditions Relating to Gas Gathering Services, dated as of November 14, 2019 (filed as Exhibit 10.6.4 to the Registrant's Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.8.9
Third Amended and Restated Agreement Terms and Conditions Relating to Produced Water Services, dated as of November 14, 2019 (filed as Exhibit 10.8.9 to the Registrant's Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.9.2
Amended and Restated Agreement Terms and Conditions Relating to Produced Water Services, dated as of November 14, 2019 (filed as Exhibit 10.9.2 to the Registrant's Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.10.7
Third Amended and Restated Agreement Terms and Conditions Relating to Fresh Water Services, dated as of November 14, 2019 (filed as Exhibit 10.10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.11.7
Third Amended and Restated Agreement and Terms and Conditions Relating to Crude Oil Gathering Services, dated as of November 14, 2019 (filed as Exhibit 10.11.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.12.2
First Amended and Restated Texas Agreement Terms and Conditions Relating to Crude Oil Gathering Services, dated as of November 14, 2019 (filed as Exhibit 10.12.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

10.13
First Amended and Restated Agreement of Limited Partnership of Colorado River DevCo LP (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.13.1
Limited Liability Company Agreement of Colorado River LLC, dated December 31, 2019 (filed as Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

10.14
First Amended and Restated Agreement of Limited Partnership of Green River DevCo LP (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.14.1
Limited Liability Company Agreement of Green River DevCo LLC, dated December 31, 2019 (filed as Exhibit 10.14.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.16.1
Limited Liability Company Agreement of San Juan River LLC, dated December 31, 2019 (filed as Exhibit 10.16.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

10.17
First Amended and Restated Agreement of Limited Partnership of Blanco River DevCo LP (filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Date of Event: September 14, 2016) filed September 20, 2016 and incorporated herein by reference).

10.17.1
Limited Liability Company Agreement of Blanco River LLC, dated December 31, 2019 (filed as Exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

10.18
Limited Liability Company Agreement of Laramie River LLC, dated December 31, 2019 (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.20.1*
Registrant's Form of Employee Restricted Unit Agreement under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.20.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

10.21*
Registrant's Form of Employee Restricted Unit Agreement [3-Year Cliff Vest] under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 2, 2017 and incorporated herein by reference).

10.21.1*
Registrant's Form of Employee Restricted Unit Agreement [3-Year Cliff Vest] under the Partnership’s 2016 Long-Term Incentive Plan (filed as Exhibit 10.21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

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

10.27
First Amended and Restated Terms and Conditions Relating to Low Pressure Gas Gathering and Compression Services, dated as of November 14, 2019 (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-37640) filed February 12, 2020 and incorporated herein by reference).

10.28**
Midstream Fee Relief Agreement dated effective as of July 1, 2020, by and among the Registrant, Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 2, 2020 and incorporated herein by reference).

10.29**
Upstream Activity Acceleration Agreement dated effective as of August 27, 2020, by and among the Registrant, Noble Energy, Inc. and Noble Midstream Services, LLC (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 2, 2020 and incorporated herein by reference).

10.30*
Offer Letter, dated as of September 25, 2020 between Chevron Corporation and Robin H. Fielder (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 2, 2020 and incorporated herein by reference).

10.31**	Crude Oil Purchase and Sale Agreement, dated as of December 23, 2020 between Colorado River LLC and Noble Energy, Inc., filed herewith.

10.32	Dedication Agreement, dated as of December 23, 2020 between Colorado River LLC and Noble Energy, Inc. and Wattenberg Holding, LLC, filed herewith.

10.33
Omnibus Agreement New Area Fees, dated as of December 10, 2020, between Noble Energy, Inc., Noble Energy Services, Inc., NBL Midstream, LLC, Noble Midstream GP LLC, and Noble Midstream Partners LP, filed herewith.

16.1
Letter from KPMG LLP to the SEC, dated October 14, 2020 (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K (Date of Event: October 8, 2020) filed October 14, 2020 and incorporated herein by reference).

21.1	Subsidiaries, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP, filed herewith.

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), filed herewith.

101	The following materials from Noble Midstream Partners LP's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Equity; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
** Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
None.

GLOSSARY
In this report, the following abbreviations are used:

Bbl	Barrel
Bbl/d	Barrels per day
Bpm	Barrels per minute
Btu	British thermal unit
Btu/d	British thermal units per day
CGF	Central gathering facility
CPI	Consumer Price Index
DCF	Distributable cash flow
DevCo	Development company
DJ Basin	Denver-Julesburg Basin
EBITDA	Earnings before interest, taxes, depreciation, and amortization
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas emissions
IDP	Integrated development plan
IDRs	Incentive distribution rights
IPO	Initial Public Offering
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf/d	Thousand cubic feet per day
MMcf/d	Million cubic feet per day
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
NGL	Natural gas liquids
PPI	Producer Price Index
ROFO	Right of first offer
ROFR	Right of first refusal

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP, LLC, its General Partner

Date:	February 12, 2021	By: /s/ Robin H. Fielder
Robin H. Fielder
President, Chief Executive Officer and Director

Date:	February 12, 2021	By: /s/ Thomas W. Christensen
Thomas W. Christensen
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robin H. Fielder	President, Chief Executive Officer and Director	February 12, 2021
Robin H. Fielder	(Principal Executive Officer)

/s/ Thomas W. Christensen	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	February 12, 2021
Thomas W. Christensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Colin E. Parfitt	Chairman of the Board of Directors	February 12, 2021
Colin E. Parfitt

/s/ Andrei F.B. Behdjet	Director	February 12, 2021
Andrei F.B. Behdjet

/s/ Steve W. Green	Director	February 12, 2021
Steve W. Green

/s/ Alana K. Knowles	Director	February 12, 2021
Alana K. Knowles

/s/ Martin Salinas, Jr.	Director	February 12, 2021
Martin Salinas, Jr.

/s/ Hallie A. Vanderhider	Director	February 12, 2021
Hallie A. Vanderhider

/s/ Andrew E. Viens	Director	February 12, 2021
Andrew E. Viens