Form 10-Q
period 2021-03-31
Noble Midstream Partners LP
filed 2021-05-04
CIK 1647513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes ☐    No ☒
As of March 31, 2021, the registrant had 90,362,206 Common Units outstanding.

Part I. Financial Information
Item 1. Financial Statements
Noble Midstream Partners LP
Consolidated Balance Sheets
(in thousands, unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and Cash Equivalents	$23,180	$16,332
Accounts Receivable — Affiliate	42,632	55,011
Accounts Receivable — Third Party	71,324	45,615
Other Current Assets	13,638	8,093
Total Current Assets	150,774	125,051
Property, Plant and Equipment
Total Property, Plant and Equipment, Gross	2,090,925	2,074,790
Less: Accumulated Depreciation and Amortization	(333,777)	(315,441)
Total Property, Plant and Equipment, Net	1,757,148	1,759,349
Investments	883,788	904,955
Intangible Assets, Net	237,545	245,510
Other Noncurrent Assets	4,409	2,331
Total Assets	$3,033,664	$3,037,196
LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current Liabilities
Accounts Payable — Affiliate	$6,190	$3,713
Accounts Payable — Trade	94,884	65,723
Current Portion of Debt	501,959	501,856
Other Current Liabilities	5,909	10,323
Total Current Liabilities	608,942	581,615
Long-Term Liabilities
Long-Term Debt	1,059,705	1,109,652
Asset Retirement Obligations	42,145	41,572
Other Long-Term Liabilities	5,814	4,006
Total Liabilities	1,716,606	1,736,845
Mezzanine Equity
Redeemable Noncontrolling Interest, Net	123,310	119,658
Equity
Common Units (90,226 and 90,174 units outstanding, respectively)	834,544	823,470
Noncontrolling Interests	359,204	357,223
Total Equity	1,193,748	1,180,693
Total Liabilities, Mezzanine Equity and Equity	$3,033,664	$3,037,196
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per unit amounts, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Midstream Services — Affiliate	$95,169	$113,784
Midstream Services — Third Party	22,964	27,898
Crude Oil Sales — Third Party	160,238	82,363
Total Revenues	278,371	224,045
Costs and Expenses
Cost of Crude Oil Sales	153,104	79,859
Direct Operating	25,988	26,850
Depreciation and Amortization	26,874	25,931
General and Administrative	9,027	5,486
Goodwill Impairment	—	109,734
Other Operating (Income) Expense	(15)	1,286
Total Operating Expenses	214,978	249,146
Operating Income (Loss)	63,393	(25,101)
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,368	6,857
Investment Loss, Net	19,422	5,409
Total Other Expense, Net	25,790	12,266
Income (Loss) Before Income Taxes	37,603	(37,367)
Income Tax Expense	44	149
Net Income (Loss)	37,559	(37,516)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	6,358	(47,619)
Net Income Attributable to Noble Midstream Partners LP	$31,201	$10,103

Net Income Attributable to Limited Partners Per Limited Partner Common Unit
Basic and Diluted	$0.35	$0.11

Weighted Average Limited Partner Common Units Outstanding
Basic	90,209	90,152
Diluted	90,237	90,164
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net Income (Loss)	$37,559	$(37,516)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	26,874	25,931
Goodwill Impairment	—	109,734
Loss from Equity Method Investees	19,768	6,562
Distributions from Equity Method Investees	9,614	8,631
Other Adjustments for Noncash Items Included in Income	841	2,145
Changes in Operating Assets and Liabilities, Net of Assets Acquired and Liabilities Assumed
(Increase) Decrease in Accounts Receivable	(13,331)	6,909
Increase (Decrease) in Accounts Payable	30,518	(3,299)
Other Operating Assets and Liabilities, Net	(16,142)	(714)
Net Cash Provided by Operating Activities	95,701	118,383
Cash Flows From Investing Activities
Additions to Property, Plant and Equipment	(9,323)	(53,019)
Additions to Investments	(9,098)	(225,599)
Other	883	154
Net Cash Used in Investing Activities	(17,538)	(278,464)
Cash Flows From Financing Activities
Distributions to Noncontrolling Interests and Parent	(8,299)	(5,700)
Contributions from Noncontrolling Interests	3,922	77,966
Borrowings Under Revolving Credit Facility	55,000	260,000
Repayment of Revolving Credit Facility	(105,000)	(105,000)
Distributions to Unitholders	(16,938)	(62,114)
Other	—	(141)
Net Cash (Used In) Provided by Financing Activities	(71,315)	165,011
Increase in Cash, Cash Equivalents, and Restricted Cash	6,848	4,930
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	16,332	12,726
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$23,180	$17,656
(1)See Note 2. Basis of Presentation for our reconciliation of total cash.
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Consolidated Statements of Changes in Equity
(in thousands, unaudited)

	Common Units	Noncontrolling Interests	Total
December 31, 2020	$823,470	$357,223	$1,180,693
Net Income	31,201	6,358	37,559
Contributions from Noncontrolling Interests	—	3,922	3,922
Distributions to Noncontrolling Interests	—	(8,299)	(8,299)
Distributions to Unitholders	(16,938)	—	(16,938)
Preferred Equity Accretion	(3,652)	—	(3,652)
Other	463	—	463
March 31, 2021	$834,544	$359,204	$1,193,748

December 31, 2019	$813,999	$340,857	$1,154,856
Net Income (Loss)	10,103	(47,619)	(37,516)
Contributions from Noncontrolling Interests and Parent	—	77,966	77,966
Distributions to Noncontrolling Interests and Parent	—	(5,700)	(5,700)
Distributions to Unitholders	(62,114)	—	(62,114)
Preferred Equity Accretion	(3,276)	—	(3,276)
Other	433	—	433
March 31, 2020	$759,145	$365,504	$1,124,649
The accompanying notes are an integral part of these consolidated financial statements.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations
Organization Noble Midstream Partners LP (the “Partnership”, “NBLX”, “we”, “us” or “our”) is a growth-oriented Delaware master limited partnership formed in December 2014 by our indirect general partner and majority unitholder, Noble Energy, Inc. (“Noble” or “Parent”), to own, operate, develop and acquire a wide range of domestic midstream infrastructure assets. Our current focus areas are the Denver-Julesburg Basin (“DJ Basin”) in Colorado and the Southern Delaware Basin position of the Permian Basin (“Delaware Basin”) in Texas.
Following the completion of the acquisition of Noble by Chevron Corporation (“Chevron”) on October 5, 2020, Chevron (1) indirectly, wholly owns and controls our general partner, Noble Midstream GP LLC (the “General Partner”), and (2) indirectly holds approximately 62.6% of our limited partner common units (“Common Units”).
Chevron Merger - NBLX On March 4, 2021, the Partnership and the General Partner entered into an Agreement and Plan of Merger (the “NBLX Merger Agreement”) with Chevron, Cadmium Holdings Inc., a Delaware corporation and a wholly owned subsidiary of Chevron (“Holdings”), and Cadmium Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Holdings (“Merger Sub”) pursuant to which Merger Sub will merge with and into NBLX, with NBLX surviving as an indirect, wholly owned subsidiary of Chevron (the “NBLX Merger”). Pursuant to the NBLX Merger Agreement, Chevron will acquire all Common Units that Chevron and its affiliates do not already own, and holders of such Common Units will receive 0.1393 shares of Chevron common stock for each Common Unit held. A registration statement on Form S-4 registering 4,754,327 shares of Chevron common stock to effectuate such acquisition of Common Units was filed by Chevron on March 22, 2021, as amended (Registration No. 333-254568) (the “Registration Statement”) and declared effective by the Securities and Exchange Commission (the “SEC”) on April 13, 2021. The NBLX Merger is anticipated to close in mid-May 2021. Upon completion of the NBLX Merger, the Common Units will cease to be listed on the Nasdaq Global Select Market (“Nasdaq”) and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Note 2. Basis of Presentation
Presentation   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements at March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 contain all normally recurring adjustments considered necessary for a fair statement of our financial position, results of operations, cash flows and equity for such periods.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. We have no items of other comprehensive income; therefore, our net income is identical to our comprehensive income.
Consolidation Our consolidated financial statements include our accounts, the accounts of subsidiaries which the Partnership wholly owns and the accounts of subsidiaries in which the Partnership has partial ownership.
Variable Interest Entities Our consolidated financial statements include the accounts of Black Diamond, which we control. We have determined that the partners with equity at risk in Black Diamond lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact their economic performance. Therefore, Black Diamond is considered a variable interest entity. Through our majority representation on the Black Diamond board of directors as well as our responsibility as operator of the Black Diamond system, we have the authority to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate Black Diamond in our financial statements. Financial statement activity associated with Black Diamond is captured within the Gathering Systems and the Investments in Midstream Entities reportable segments. Assets and liabilities of Black Diamond cannot be used by the Partnership for general corporate purposes. As of March 31, 2021, current assets, property plant and equipment, net, and total liabilities were $74.9 million, $366.2 million and $51.2 million, respectively, and as of December 31, 2020 were $53.9 million, $359.4 million and $35.7 million, respectively. See Note 7. Segment Information.
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
Impairments During first quarter 2021, no impairment indicators were identified and no impairments were recorded.
During first quarter 2020, we identified certain impairment indicators including the significant decrease in commodity prices, changes to our customers’ development outlook due to reductions in demand resulting from the COVID-19 pandemic and

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Intangible Assets Our intangible asset accumulated amortization totaled approximately $102.2 million and $94.2 million as of March 31, 2021 and December 31, 2020, respectively. Intangible asset amortization expense totaled approximately $8.0 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively.
Tax Provision We are not a taxable entity for United States federal income tax purposes or for the majority of states that impose an income tax. Taxes are generally borne by our partners through the allocation of taxable income and we do not record deferred taxes related to the aggregate difference in the basis of our assets for financial and tax reporting purposes. We are subject to a Texas margin tax due to our operations in the Delaware Basin, and we recorded a de minimis state tax provision for the three months ended March 31, 2021 and 2020.
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
Reconciliation of Total Cash We define total cash as cash, cash equivalents and restricted cash. Our restricted cash is included in other current assets in our consolidated balance sheets. The following table provides a reconciliation of total cash:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash and Cash Equivalents at Beginning of Period	$16,332	$12,676
Restricted Cash at Beginning of Period (1)	—	50
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$16,332	$12,726

Cash and Cash Equivalents at End of Period	$23,180	$17,656
Restricted Cash at End of Period	—	—
Cash, Cash Equivalents, and Restricted Cash at End of Period	$23,180	$17,656
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
Under ASC 606, remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2021. A certain fresh water delivery affiliate revenue agreement contains a minimum volume commitment for the delivery of fresh water through 2021 for a fixed fee per barrel with annual percentage escalations. As of March 31, 2021, estimated minimum revenues for the remainder of the agreement are approximately $28.5 million. Our actual volumes delivered may exceed the future minimum volume commitment.
Note 3. Transactions with Affiliates
Revenues We derive a substantial portion of our revenues from commercial agreements with Noble. Revenues generated from commercial agreements with Noble and its affiliates consist of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Gathering and Processing	$73,859	$89,298
Fresh Water Delivery	18,422	23,599
Other	2,888	887
Total Midstream Services — Affiliate	$95,169	$113,784
Expenses General and administrative expense consists of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
General and Administrative Expense — Affiliate	$4,260	$2,674
General and Administrative Expense — Third Party	4,767	2,812
Total General and Administrative Expense	$9,027	$5,486
Omnibus Agreement Our omnibus agreement with Noble contractually requires us to pay a fixed annual fee to Noble for certain administrative and operational support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Noble controls our General Partner. The rate is redetermined annually and the current rate, which became effective March 1, 2021, is $18.0 million, an increase from the prior annual rate of $15.7 million.
Note 4. Property, Plant and Equipment
Property, plant and equipment, at cost, is as follows:

(in thousands)	March 31, 2021	December 31, 2020
Gathering and Processing Systems	$1,941,094	$1,924,125
Fresh Water Delivery Systems	96,058	95,849
Construction-in-Progress (1)	53,773	54,816
Total Property, Plant and Equipment, at Cost	2,090,925	2,074,790
Accumulated Depreciation and Amortization	(333,777)	(315,441)
Property, Plant and Equipment, Net	$1,757,148	$1,759,349
(1)Construction-in-progress at March 31, 2021 primarily includes $43.0 million in gathering system projects and $9.5 million in equipment for use in future projects. Construction-in-progress at December 31, 2020 primarily includes $43.8 million in gathering system projects and $9.5 million in equipment for use in future projects.

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Debt
Debt consists of the following:

	March 31, 2021		December 31, 2020
(in thousands, except percentages)	Debt	Interest Rate	Debt	Interest Rate
Revolving Credit Facility, due March 9, 2023 (1)	$660,000	1.59%	$710,000	1.61%
Term Loan Credit Facility, due July 31, 2021	500,000	1.34%	500,000	1.36%
Term Loan Credit Facility, due August 23, 2022	400,000	1.22%	400,000	1.24%
Finance Lease Obligation	2,077	—%	2,063	—%
Total	1,562,077		1,612,063
Unamortized Debt Issuance Costs	(413)		(555)
Total Debt	1,561,664		1,611,508
Less Amounts Due Within One Year
Term Loan Credit Facility, due July 31, 2021, Net	(499,882)		(499,793)
Finance Lease Obligation	(2,077)		(2,063)
Long-Term Debt	$1,059,705		$1,109,652
(1)Our revolving credit facility has a total borrowing capacity of $1.15 billion. As of March 31, 2021 and December 31, 2020, our revolving credit facility had $490 million and $440 million available for borrowing, respectively.
During the first three months of 2021, we repaid a net $50 million under our revolving credit facility.
Compliance with Covenants The revolving credit facility and term loan credit facilities require us to comply with certain financial covenants as of the end of each fiscal quarter. We were in compliance with such covenants as of March 31, 2021.
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
EPIC Y-Grade In first quarter 2019, we exercised and closed an option with EPIC Midstream Holdings, LP (“EPIC”) to acquire an interest in EPIC Y-Grade, which owns the EPIC Y-Grade pipeline from the Delaware Basin to Corpus Christi, Texas. Interim crude service on the EPIC Y-Grade mainline ended in March 2020. EPIC Y-Grade began the transition to natural gas liquid service in May 2020 and commenced full commercial service of its first new build fractionator in July 2020. During the first three months of 2021, we made capital contributions of approximately $6.3 million.
EPIC Propane In December 2019, we exercised and closed an option with EPIC to acquire an interest in EPIC Propane, which is constructing a propane pipeline that will run from the EPIC Y-Grade Logistics, LP fractionator complex in Robstown,

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

Texas to the Phillips 66 petrochemical facility in Sweeney, Texas, with additional connectivity to the Markham underground storage caverns. EPIC Propane completed construction of its first new build fractionator in June 2020. During the first three months of 2021, we made capital contributions of approximately $1.8 million.
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
The following table presents our investments at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
White Cliffs	$9,321	$10,204
Advantage	73,041	72,500
Delaware Crossing	80,697	81,476
EPIC Crude	357,189	373,623
EPIC Y-Grade	188,773	194,188
EPIC Propane	14,692	12,905
Saddlehorn	160,075	160,059
Total Investments	$883,788	$904,955
The following table presents our investment loss (income) for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
White Cliffs	$(76)	$(715)
Advantage	(1,134)	(2,076)
Delaware Crossing	960	720
EPIC Crude	16,433	6,901
EPIC Y-Grade	11,715	5,618
EPIC Propane	53	25
Saddlehorn	(8,078)	(4,626)
Other (1)	(451)	(438)
Total Investment Loss, Net	$19,422	$5,409
(1)Represents income associated with our fee for serving as the operator of Advantage and Delaware Crossing.
Summarized, 100% combined statements of operations for our equity method investments was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating Revenues	$238,666	$157,979
Operating Expenses	284,000	174,237
Operating (Loss) Income	(45,334)	(16,258)
Other Expense (Income)	44,420	18,523
Loss Before Income Taxes	(89,754)	(34,781)
Tax Expense	111	30
Net Loss	$(89,865)	$(34,811)

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

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
Summarized financial information concerning our reportable segments is as follows:

(in thousands)	Gathering Systems	Fresh Water Delivery	Investments in Midstream Entities	Corporate (1)	Consolidated
Three Months Ended March 31, 2021
Midstream Services — Affiliate	$76,747	$18,422	$—	$—	$95,169
Midstream Services — Third Party	20,089	2,875	—	—	22,964
Crude Oil Sales — Third Party	160,238	—	—	—	160,238
Total Revenues	257,074	21,297	—	—	278,371
Income (Loss) Before Income Taxes	55,220	18,205	(19,422)	(16,400)	37,603
Additions to Long-Lived Assets	10,270	—	—	179	10,449
Additions to Investments	—	—	9,098	—	9,098

Three Months Ended March 31, 2020
Midstream Services — Affiliate	$90,185	$23,599	$—	$—	$113,784
Midstream Services — Third Party	23,724	4,174	—	—	27,898
Crude Oil Sales — Third Party	82,363	—	—	—	82,363
Total Revenues	196,272	27,773	—	—	224,045
Goodwill Impairment	109,734	—	—	—	109,734
Income (Loss) Before Income Taxes	(41,218)	22,443	(5,409)	(13,183)	(37,367)
Additions to Long-Lived Assets	47,619	—	—	109	47,728
Additions to Investments	—	—	225,599	—	225,599

March 31, 2021
Total Assets	$2,029,720	$94,950	$883,788	$25,206	$3,033,664

December 31, 2020
Total Assets	$2,014,935	$105,599	$904,955	$11,707	$3,037,196
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
Note 8. Partnership Distributions
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions paid in respect of the periods presented below:

Period	Record Date	Distribution Date	Distribution per Limited Partner Unit	Distribution to Common Unitholders(1) (in thousands)
Q4 2019	February 4, 2020	February 14, 2020	$0.6878	$62,012
Q4 2020	February 5, 2021	February 12, 2021	$0.1875	$16,907
(1)Distributions to common unitholders does not include distribution equivalent rights on units that vested under the Noble Midstream Partners LP 2016 Long-Term Incentive Plan (the “LTIP”).
Under the terms of the NBLX Merger Agreement, at the closing, all of the publicly held Common Units representing limited partner interests in the Partnership will convert into the right to receive newly issued shares of Chevron common stock. As a

Noble Midstream Partners LP
Notes to Consolidated Financial Statements (Unaudited)

result, Partnership unitholders are not expected to receive a quarterly distribution from the Partnership for the quarter ended March 31, 2021, and instead, unitholders are expected to receive a quarterly dividend, payable June 10, 2021, from Chevron for the quarter ended March 31, 2021, provided that such unitholders continue to hold the shares of Chevron common stock received in the NBLX Merger on May 19, 2021, the record date for the Chevron quarterly dividend.
Note 9. Net Income Per Limited Partner Unit
Basic and diluted net income per limited partner Common Unit is computed by dividing the respective limited partners’ interest in net income for the period by the weighted-average number of Common Units outstanding for the period. Diluted net income per limited partner Common Unit reflects the potential dilution that could occur if agreements to issue Common Units, such as awards under the LTIP, were settled or converted into Common Units. When it is determined that potential Common Units resulting from an award should be included in the diluted net income per limited partner Common Unit calculation, the impact is reflected by applying the treasury stock method.
Our calculation of net income per limited partner Common Unit is as follows:

	Three Months Ended March 31,
(in thousands, except per unit amounts)	2021	2020
Net Income Attributable to Noble Midstream Partners LP	$31,201	$10,103

Net Income Attributable to Limited Partners Per Common Unit — Basic and Diluted	$0.35	$0.11

Weighted Average Limited Partner Common Units Outstanding — Basic	90,209	90,152

Weighted Average Limited Partner Common Units Outstanding — Diluted	90,237	90,164

Antidilutive Restricted Units	91	167
Note 10. Commitments and Contingencies
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
Clean Water Act Matter In January 2021, the United States Department of Justice and the United States Environmental Protection Agency notified the Partnership of potential penalties for alleged Clean Water Act violations at a facility in Weld County, Colorado regarding requirements for Spill Prevention and Countermeasures Plan and Facility Response Plan. The parties are negotiating a resolution of this matter and, to date, we have accrued immaterial costs associated with the settlement. Given the ongoing status of negotiations, we are currently unable to predict the ultimate outcome of this matter, but believe the resolution will not have a material adverse effect on our financial position, results of operations or cash flows.

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
EXECUTIVE OVERVIEW AND OPERATING OUTLOOK
The following discussion highlights the current operating environment, as well as significant operating and financial results for first quarter 2021. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, which includes disclosures regarding our critical accounting policies as part of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Following the completion of the acquisition of Noble by Chevron on October 5, 2020, Chevron (1) indirectly, wholly owns and controls our General Partner, and (2) indirectly holds approximately 62.6% of our Common Units.
Chevron Merger - NBLX
On March 4, 2021, the Partnership and the General Partner entered into the NBLX Merger Agreement with Chevron. Pursuant to the NBLX Merger Agreement, Chevron will acquire all Common Units that Chevron and its affiliates do not already own and holders of such Common Units will receive 0.1393 shares of Chevron common stock for each Common Unit held. The Registration Statement registering shares of Chevron common stock to effectuate such acquisition was declared effective by the SEC on April 13, 2021. The NBLX Merger is anticipated to close in mid-May 2021. Upon completion of the NBLX Merger, the Common Units will cease to be listed on the Nasdaq and will be subsequently deregistered under the Exchange Act.
First Quarter 2021 Significant Results
The following discussion outlines significant results for first quarter 2021.
Significant Financial Results Include:
•Net Income Attributable to Limited Partners of $31.2 million, an increase of 209% as compared with first quarter 2020;
•Net Cash Provided by Operating Activities of $95.7 million, a decrease of 19% as compared with first quarter 2020;
•Adjusted EBITDA (non-GAAP financial measure) of $108.6 million, a decrease of 5% as compared with first quarter 2020; and
•Distributable cash flow (non-GAAP financial measure) of $78.7 million, a decrease of 16% as compared with first quarter 2020.
For additional information regarding our non-GAAP financial measures, see — Adjusted EBITDA (Non-GAAP Financial Measure), Distributable Cash Flow (Non-GAAP Financial Measure) and Reconciliation of Non-GAAP Financial Measures, below.
Impact of COVID-19
In 2020, the COVID-19 pandemic and implementation of containment measures to minimize impacts to populations led to the disruption of global manufacturing supply chains, stagnation of crude oil and natural gas consumption, commodity price volatility, interference with workforce continuity and the slowing of global economic growth. These factors, among others, caused a number of producers to reduce capital spending levels and shut-in production at certain fields for a portion of 2020. These temporary shut-ins served to lower inventory levels and thereby alleviate some of the crude oil storage constraints experienced in the beginning of second quarter 2020; however, a number of producers subsequently brought back online previously shut-in production and have been resuming development activities.
While relaxing of certain containment measures resulted in increased demand and commodity prices in the second half of 2020 and first quarter of 2021, demand continues to be significantly lower than levels experienced prior to the COVID-19 pandemic. If the supply and demand balance for crude oil and natural gas worsens, our customers may be forced or elect to shut-in production and delay or discontinue drilling plans, and as such we could experience a decline in demand for our services. Furthermore, additional outbreaks, a return of more stringent containment measures or further restrictions could negatively impact demand for crude oil and natural gas and in turn negatively impact commodity prices in the future.

Basin and Investment Updates
DJ Basin
In the Mustang IDP area we made our first well connections since second quarter 2020 and connected 15 affiliate wells to our gathering system. Additionally, we delivered fresh water to 20 affiliate wells.
In the East Pony IDP area and in the Black Diamond dedication area, we connected 10 and 67 third party wells, respectively, to our gathering systems.
In the Greeley Crescent IDP area fracking activity continued, and we delivered fresh water to 24 wells.
Regarding our investment in Saddlehorn, the expansion project to increase pipeline capacity to 290 MBbl/d was completed during first quarter 2021.
Delaware Basin
In the Delaware Basin we connected 10 affiliate wells and 2 third party wells to our gathering system.
RESULTS OF OPERATIONS
Results of operations were as follows:

	Three Months Ended March 31,
(thousands)	2021	2020
Revenues
Midstream Services — Affiliate	$95,169	$113,784
Midstream Services — Third Party	22,964	27,898
Crude Oil Sales — Third Party	160,238	82,363
Total Revenues	278,371	224,045
Costs and Expenses
Cost of Crude Oil Sales	153,104	79,859
Direct Operating	25,988	26,850
Depreciation and Amortization	26,874	25,931
General and Administrative	9,027	5,486
Goodwill Impairment	—	109,734
Other Operating (Income) Expense	(15)	1,286
Total Operating Expenses	214,978	249,146
Operating Income (Loss)	63,393	(25,101)
Other Expense (Income)
Interest Expense, Net of Amount Capitalized	6,368	6,857
Investment Loss, Net	19,422	5,409
Total Other Expense, Net	25,790	12,266
Income (Loss) Before Income Taxes	37,603	(37,367)
Income Tax Expense	44	149
Net Income (Loss)	37,559	(37,516)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	6,358	(47,619)
Net Income Attributable to Noble Midstream Partners LP	$31,201	$10,103

Adjusted EBITDA(1) Attributable to Noble Midstream Partners LP	$96,906	$107,211

Distributable Cash Flow(1) of Noble Midstream Partners LP	$78,733	$93,720
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

Throughput and Crude Oil Sales Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas and water for which we provide midstream services as well as the crude oil volumes we sell to customers. Throughput and crude oil sales volumes related to our Gathering Systems and Fresh Water Delivery reportable segments were as follows:

	Three Months Ended March 31,
	2021	2020
DJ Basin
Crude Oil Sales Volumes (Bbl/d)	32,952	19,668
Crude Oil Gathering Volumes (Bbl/d)	150,959	183,106
Natural Gas Gathering Volumes (MMBtu/d)	482,813	499,204
Natural Gas Processing Volumes (MMBtu/d)	38,209	42,668
Produced Water Gathering Volumes (Bbl/d)	28,947	42,094
Fresh Water Delivery Volumes (Bbl/d)	127,060	226,937

Delaware Basin
Crude Oil Gathering Volumes (Bbl/d)	45,988	58,556
Natural Gas Gathering Volumes (MMBtu/d)	139,459	182,282
Produced Water Gathering Volumes (Bbl/d)	108,588	162,178

Total Gathering Systems
Crude Oil Sales Volumes (Bbl/d)	32,952	19,668
Crude Oil Gathering Volumes (Bbl/d)	196,947	241,662
Natural Gas Gathering Volumes (MMBtu/d)	622,272	681,486
Barrels of Oil Equivalent (Boe/d) (1)	284,633	335,492
Natural Gas Processing Volumes (MMBtu/d)	38,209	42,668
Produced Water Gathering Volumes (Bbl/d)	137,535	204,272

Total Fresh Water Delivery
Fresh Water Delivery Volumes (Bbl/d)	127,060	226,937
(1)Includes crude oil sales volumes that are transported on our gathering systems and sold to third-party customers.
Revenues
Revenues from our Gathering System and Fresh Water Delivery reportable segments were as follows:

(in thousands)	2021	2020	(Decrease) Increase From Prior Year
Three Months Ended March 31,
Gathering and Processing — Affiliate	$73,859	$89,298	(17)%
Gathering and Processing — Third Party	16,396	21,968	(25)%
Fresh Water Delivery — Affiliate	18,422	23,599	(22)%
Fresh Water Delivery — Third Party	2,875	4,174	(31)%
Crude Oil Sales — Third Party	160,238	82,363	95%
Other — Affiliate	2,888	887	226%
Other — Third Party	3,693	1,756	110%
Total Revenues	$278,371	$224,045	24%

Revenues Trend Analysis
Revenues increased during first quarter 2021 as compared with first quarter 2020. The changes in revenues by reportable segment were as follows:
Gathering Systems Gathering Systems revenues increased by $60.8 million during first quarter 2021 as compared with first quarter 2020. Crude oil sales increased by $77.9 million due to increased activity associated with the fulfillment of our transportation commitments. The increase was partially offset by a decrease of $21.0 million in crude oil, natural gas and produced water gathering services revenues driven by decreased throughput on our gathering systems resulting from minimal affiliate and decreased third party well connects after first quarter 2020.
Fresh Water Delivery Fresh Water Delivery revenues decreased by $6.5 million during first quarter 2021 as compared with first quarter 2020 due to minimal fresh water deliveries in the DJ Basin resulting from reduced well completion activity by our customers.
Costs and Expenses
Costs and expenses were as follows:

(in thousands)	2021	2020	Increase (Decrease) from Prior Year
Three Months Ended March 31,
Cost of Crude Oil Sales	$153,104	$79,859	92%
Direct Operating	25,988	26,850	(3)%
Depreciation and Amortization	26,874	25,931	4%
General and Administrative	9,027	5,486	65%
Goodwill Impairment	—	109,734	N/M
Other Operating (Income) Expense	(15)	1,286	N/M
Total Operating Expenses	$214,978	$249,146	(14)%
N/M Amount is not meaningful
Costs and Expenses Trend Analysis
Cost of Crude Oil Sales Cost of crude oil sales is recorded within our Gathering Systems reportable segment. Cost of crude oil sales increased during first quarter 2021 as compared with first quarter 2020. The increase was primarily attributable to increased purchases of crude oil to meet our crude oil transportation commitments.
Direct Operating Direct operating expense decreased during first quarter 2021 as compared with first quarter 2020. The changes in direct operating expense by reportable segment were as follows:
Gathering Systems Gathering Systems direct operating expense increased $1.2 million during first quarter 2021 as compared with first quarter 2020. The increase in direct operating expense is primarily attributable to an increase in transportation expenses and was partially offset by a decrease in repairs and maintenance work performed.
Fresh Water Delivery Fresh Water Delivery direct operating expense decreased $2.2 million during first quarter 2021 as compared with first quarter 2020. The decrease is primarily due to the decreased use of third-party providers for water logistics services in the DJ Basin resulting from reduced well completion activity by our customers.
Depreciation and Amortization Depreciation and amortization expense slightly increased during first quarter 2021 as compared with first quarter 2020. The increases in depreciation and amortization expenses by reportable segment were as follows:
Gathering Systems Gathering Systems depreciation and amortization expense increased $0.9 million during first quarter 2021 as compared with first quarter 2020. The increase was due to assets placed in service after March 31, 2020 and were primarily associated with the continued infrastructure development in the Mustang IDP area, Wells Ranch IDP area, the Black Diamond dedication area, and the Delaware Basin.
Fresh Water Delivery Fresh Water Delivery depreciation and amortization expense remained consistent during first quarter 2021 as compared with first quarter 2020. Fresh Water Delivery depreciation and amortization expense has remained consistent, as our fresh water delivery infrastructure was substantially complete prior to 2020.
General and Administrative Expense General and administrative expense is recorded within our Corporate reportable segment and increased during first quarter 2021 as compared with first quarter 2020. The increase was primarily attributable to transaction expenses associated with the NBLX Merger as well as the increase in the fixed annual fee payable under our omnibus agreement with Noble, which became effective March 1, 2021. See Item 1. Financial Statements – Note 3. Transactions with Affiliates.
Goodwill Impairment During first quarter 2020, we fully impaired our goodwill. See Item 1. Financial Statements – Note 2. Basis of Presentation.
Other Operating Expense Other operating expense during 2020 is primarily related to impairments and losses incurred associated with the sale of miscellaneous assets.
Other Expense (Income) Trend Analysis

(in thousands)	2021	2020	Increase (Decrease) From Prior Year
Three Months Ended March 31,
Other Expense (Income)
Interest Expense	$6,505	$11,860	(45)%
Capitalized Interest	(137)	(5,003)	(97)%
Interest Expense, Net	6,368	6,857	(7)%
Investment Loss, Net	19,422	5,409	259%
Total Other Expense, Net	$25,790	$12,266	110%
Interest Expense, Net Interest expense is recorded within our Corporate reportable segment. Interest expense represents interest incurred in connection with our revolving credit facility and term loan credit facilities. Our interest expense includes interest on outstanding balances on the facilities and commitment fees on the undrawn portion of our revolving credit facility as well as the non-cash amortization of origination fees. A portion of the interest expense is capitalized based upon our construction-in-progress activity as well as our investments in equity method investees engaged in construction activities during the year. See Item 1. Financial Statements – Note 4. Property, Plant and Equipment for our Construction-in-Progress balances as of March 31, 2021 and December 31, 2020 and Item 1. Financial Statements – Note 6. Investments.
Interest expense decreased $5.4 million during first quarter 2021 as compared with first quarter 2020. The decrease in interest expense is attributable to a decrease in our outstanding debt balance as well as lower interest rates.
Capitalized interest decreased $4.9 million during first quarter 2021 as compared with first quarter 2020. The decrease is primarily attributable to capitalized interest associated with our capital contributions to Delaware Crossing, EPIC Y-Grade and EPIC Crude. As the aforementioned investments commenced planned, principal operations in the second quarter of 2020, we no longer capitalize interest associated with our capital contributions.
Investment Loss, Net Investment loss is recorded within our Investments in Midstream Entities reportable segment and increased $14.0 million during first quarter 2021 as compared with first quarter 2020. Our investment loss, net is driven by increased losses from the EPIC Y-Grade and EPIC Crude investments. The losses are primarily attributable to increased expenses at the investment level. The losses were partially offset by increased earnings from our investment in Saddlehorn.
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

Reconciliation of Net Income to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation from Net Income
Net Income	$37,559	$(37,516)
Add:
Depreciation and Amortization	26,874	25,931
Interest Expense, Net of Amount Capitalized	6,368	6,857
Proportionate Share of Equity Method Investment EBITDA Adjustments	35,033	8,912
Goodwill Impairment	—	109,734
Other	2,814	846
Adjusted EBITDA	108,648	114,764
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	11,742	7,553
Adjusted EBITDA Attributable to Noble Midstream Partners LP	96,906	107,211
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	5,937	6,414
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	11,033	10
Cash Interest Paid	6,127	11,549
Maintenance Capital Expenditures	6,950	8,346
Distributable Cash Flow of Noble Midstream Partners LP	$78,733	$93,720
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Three Months Ended March 31,
(in thousands)	2021	2020
Reconciliation from Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$95,701	$118,383
Add:
Interest Expense, Net of Amount Capitalized	6,368	6,857
Changes in Operating Assets and Liabilities	(1,045)	(2,896)
Equity Method Investment EBITDA Adjustments	5,651	(6,281)
Other	1,973	(1,299)
Adjusted EBITDA	108,648	114,764
Less:
Adjusted EBITDA Attributable to Noncontrolling Interests	11,742	7,553
Adjusted EBITDA Attributable to Noble Midstream Partners LP	96,906	107,211
Add:
Distributions from Equity Method Investments Attributable to Noble Midstream Partners LP	5,937	6,414
Less:
Proportionate Share of Equity Method Investment EBITDA Attributable to Noble Midstream Partners LP	11,033	10
Cash Interest Paid	6,127	11,549
Maintenance Capital Expenditures	6,950	8,346
Distributable Cash Flow of Noble Midstream Partners LP	$78,733	$93,720

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
Available Liquidity
Information regarding liquidity was as follows:

(in thousands)	March 31, 2021	December 31, 2020
Cash, Cash Equivalents, and Restricted Cash (1)	$23,180	$16,332
Amount Available to be Borrowed Under Our Revolving Credit Facility (2)	490,000	440,000
Available Liquidity	$513,180	$456,332
(1)See Item 1. Financial Statements – Note 2. Basis of Presentation.
(2)See Item 1. Financial Statements – Note 5. Debt.
Revolving Credit Facility and Term Loan Credit Facilities
During the first three months of 2021, we repaid a net $50 million under our revolving credit facility. As of March 31, 2021, $660 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. See Item 1. Financial Statements – Note 5. Debt.
Cash Flows
The following table summarizes our total cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating Activities	$95,701	$118,383
Investing Activities	(17,538)	(278,464)
Financing Activities	(71,315)	165,011
Increase in Cash, Cash Equivalents, and Restricted Cash	$6,848	$4,930
Operating Activities Net cash provided by operating activities decreased during the first three months of 2021 as compared with the first three months of 2020. The decrease is primarily due to decreased revenues from midstream services during first quarter 2021.
Investing Activities Cash used in investing activities decreased during the first three months of 2021 as compared with the first three months of 2020. The decrease is primarily due to the Saddlehorn acquisition during first quarter 2020, followed by decreased capital expenditures during first quarter 2021.
Financing Activities During the first three months of 2021, cash used in financing activities primarily resulted from the net $50 million repayment on our revolving credit facility. During the first three months of 2020, cash provided by financing activities primarily resulted from the net $155 million borrowing on our revolving credit facility, contributions received from noncontrolling interest and distributions paid to our unitholders.

Capital Requirements
Capital Expenditures and Other Investing Activities
The midstream energy business is capital intensive, requiring the maintenance of existing gathering systems and other midstream assets and facilities and the acquisition or construction and development of new gathering systems and other midstream assets and facilities. Capital expenditures and other investing activities (on an accrual basis) were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Gathering System Expenditures	$10,270	$47,619
Other	179	109
Total Capital Expenditures (1)	$10,449	$47,728

Additions to Investments (1) (2)	$9,098	$225,599
(1)Total capital expenditures and additions to investments represent the consolidated expenditures of the Partnership and include the portion of expenditures funded by noncontrolling interest owners.
(2)Additions to investments include capitalized interest of approximately $4.5 million for the three months ended March 31, 2020.
For the three months ended March 31, 2021, our gathering system expenditures were primarily associated with the expansion of gathering infrastructure in the Greeley Crescent IDP area, well connections in the Black Diamond dedication area and the expansion of gathering infrastructure in the Delaware Basin.
For the three months ended March 31, 2020, our gathering system expenditures were primarily associated with the expansion of gathering infrastructure in the Wells Ranch and Mustang IDP areas, well connections in the Black Diamond dedication area and the expansion of gathering infrastructure in the Delaware Basin.
For the three months ended March 31, 2021, additions to investments were primarily related to our capital contributions to EPIC Y-Grade and EPIC Propane. For the three months ended March 31, 2020, additions to investments were primarily related to our capital contributions to Saddlehorn as well as our other equity method investments. See Item 1. Financial Statements – Note 6. Investments.
Cash Distributions
Our partnership agreement requires that we distribute all of our available cash quarterly. Quarterly distributions, if any, will be made within 45 days after the end of each calendar quarter to holders of record on the applicable record date.
Under the terms of the NBLX Merger Agreement, at the closing, all of the publicly held Common Units representing limited partner interests in the Partnership will convert into the right to receive newly issued shares of Chevron common stock. As a result, Partnership unitholders are not expected to receive a quarterly distribution from the Partnership for the quarter ended March 31, 2021, and instead, unitholders are expected to receive a quarterly dividend, payable June 10, 2021, from Chevron for the quarter ended March 31, 2021, provided that such unitholders continue to hold the shares of Chevron common stock received in the NBLX Merger on May 19, 2021, the record date for the Chevron quarterly dividend.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We currently generate a substantial portion of our revenues pursuant to fee-based commercial agreements under which we are paid based on the volumes of crude oil, natural gas and produced water that we gather and handle and fresh water services we provide, rather than the underlying value of the commodity.
We have indirect exposure to commodity price risk in that persistently low commodity prices may cause our customers and other potential customers to delay drilling or shut-in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If our customers delay drilling or completion activity, or temporarily shut-in production due to persistently low commodity prices or for any other reason, we are not assured a certain amount of revenue as our commercial agreements do not contain minimum volume commitments. Because of the natural decline in production from existing wells, our success, in part, depends on our ability to maintain or increase hydrocarbon and water throughput volumes on our midstream systems, which depends on our customers’ level of drilling and completion activity on our dedicated acreage. Recent supply and demand dynamics resulting from the COVID-19 pandemic have also impacted commodity prices. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Operating Outlook.
We may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil and natural gas prices could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.
Interest Rate Risk
Our primary exposure to interest rate risk results from outstanding borrowings under our revolving credit facility and term loan credit facilities, which have variable interest rates. As of March 31, 2021, $660 million and $900 million were outstanding under our revolving credit facility and term loan credit facilities, respectively. A 1.0% increase in our interest rates would have resulted in an estimated $4.0 million increase in interest expense for the three months ended March 31, 2021. As a result, our results of operations, cash flows and financial condition and, as a further result, our ability to make cash distributions to our unitholders, could be adversely affected by significant increases in interest rates.
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

Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend upon or refer to future events or conditions or include words such as “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “on schedule,” “strategy” and other similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters. Our forward-looking statements may include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded partnership and our capital programs. In addition, our forward-looking statements address the various risks and uncertainties associated with the extraordinary market environment and impacts resulting from the COVID-19 pandemic and the actions of foreign oil producers (most notably Saudi Arabia and Russia) to maintain market share and impact commodity pricing and the expected impact on our business, results of operations, and earnings.
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
•the timing and the completion of the NBLX Merger;
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
You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law. You should consider carefully the statements under Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Form 10-Q for the quarter ended March 31, 2021, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 is available on our website at www.nblmidstream.com.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the evaluation of our disclosure controls and procedures by our principal executive officer and our principal financial officer, as of the end of the period covered by this Form 10-Q, each of them has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), were effective as of the end of the period covered by this report.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed under “Risks Related to the Merger” included in the Partnership’s Information Statement on Schedule 14C filed with the SEC on April 13, 2021, incorporated herein by reference, and in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibit

Exhibit Number	Exhibit

2.1+
Agreement and Plan of Merger, dated as of March 4, 2021, by and among Chevron Corporation, Cadmium Holdings Inc., Cadmium Merger Sub LLC, Noble Midstream Partners LP, and Noble Midstream GP LLC (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Date of Event: March 4, 2021) filed March 5, 2021 and incorporated herein by reference).

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

31.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

31.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241), filed herewith.

32.1	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

32.2	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), furnished herewith.

101	The following materials from Noble Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Equity; and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+ Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Midstream Partners LP
By: Noble Midstream GP LLC, its General Partner

Date	May 4, 2021	By: /s/ Thomas W. Christensen
Thomas W. Christensen Senior Vice President, Chief Financial Officer and Chief Accounting Officer